Form 10-Q
period 2020-05-31
BLACKBERRY Ltd
filed 2020-06-25
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Registrant's telephone number, including area code)

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No  ☒

The registrant had 555,754,901 shares of common shares issued and outstanding as of June 22, 2020.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	May 31, 2020	February 29, 2020
Assets
Current
Cash and cash equivalents (note 3)	$312	$377
Short-term investments (note 3)	562	532
Accounts receivable, net of allowance of $13 and $9, respectively (note 1 and note 4)	210	215
Other receivables	20	14
Income taxes receivable	8	6
Other current assets (note 4)	60	52
	1,172	1,196
Restricted cash and cash equivalents (note 3)	48	49
Long-term investments (note 3)	33	32
Other long-term assets (note 4)	57	65
Operating lease right-of-use assets, net	118	124
Property, plant and equipment, net (note 4)	66	70
Goodwill (note 4)	843	1,437
Intangible assets, net (note 4)	878	915
	$3,215	$3,888
Liabilities
Current
Accounts payable	$46	$31
Accrued liabilities (note 4)	185	202
Income taxes payable (note 5)	12	18
Debentures (note 6)	599	606
Deferred revenue, current (note 11)	249	264
	1,091	1,121
Deferred revenue, non-current (note 11)	92	109
Operating lease liabilities	111	120
Other long-term liabilities (note 4)	8	9
	1,302	1,359
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 555,622,606 voting common shares (February 29, 2020 - 554,199,016)	2,777	2,760
Deficit	(838)	(198)
Accumulated other comprehensive loss (note 9)	(26)	(33)
	1,913	2,529
	$3,215	$3,888
See notes to consolidated financial statements.
On behalf of the Board:

John S. Chen	Barbara Stymiest
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2020	$2,760	$(198)	$(33)	$2,529
Net loss	—	(636)	—	(636)
Other comprehensive income	—	—	7	7
Cumulative impact of adoption of ASC 326	—	(4)	—	(4)
Stock-based compensation (note 7)	13	—	—	13
Shares issued:
Exercise of stock options (note 7)	1	—	—	1
Employee share purchase plan (note 7)	3	—	—	3
Balance as at May 31, 2020	$2,777	$(838)	$(26)	$1,913

	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2019	$2,688	$(32)	$(20)	$2,636
Net loss	—	(35)	—	(35)
Other comprehensive loss	—	—	(10)	(10)
Cumulative impact of adoption of ASC 842	—	(14)	—	(14)
Stock-based compensation	17	—	—	17
Shares issued:
Exercise of stock options	1	—	—	1
Employee share purchase plan	2	—	—	2
Balance as at May 31, 2019	$2,708	$(81)	$(30)	$2,597

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2020	May 31, 2019
Revenue (note 11)	$206	$247
Cost of sales	63	70
Gross margin	143	177

Operating expenses
Research and development	57	71
Selling, marketing and administration	90	121
Amortization	46	49
Impairment of goodwill (note 4)	594	—
Debentures fair value adjustment (note 6)	1	(28)
	788	213
Operating loss	(645)	(36)
Investment income, net	—	3
Loss before income taxes	(645)	(33)
Provision for (recovery of) income taxes (note 5)	(9)	2
Net loss	$(636)	$(35)
Loss per share (note 8)
Basic	$(1.14)	$(0.06)
Diluted	$(1.14)	$(0.09)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	May 31, 2020	May 31, 2019
Net loss	$(636)	$(35)
Other comprehensive income (loss)
Net changes in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil (May 31, 2019 - income taxes of nil)	(1)	(1)
Foreign currency translation adjustment	1	(1)
Net change in fair value from instrument-specific credit risk on the Debentures, net of income taxes of $1 million (May 31, 2019 - income taxes of nil) (note 6)	7	(8)
Other comprehensive income (loss)	7	(10)
Comprehensive loss	$(629)	$(45)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Three Months Ended
	May 31, 2020	May 31, 2019
Cash flows from operating activities
Net loss	$(636)	$(35)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	50	53
Deferred income taxes	—	2
Stock-based compensation	13	17
Impairment of goodwill	594	—
Debentures fair value adjustment (note 6)	1	(28)
Other long-term liabilities	(1)	—
Operating leases	(3)	(5)
Other	—	2
Net changes in working capital items
Accounts receivable, net	1	(30)
Other receivables	(6)	(4)
Income taxes receivable	(2)	—
Other assets	—	(9)
Accounts payable	15	1
Accrued liabilities	(18)	(57)
Income taxes payable	(7)	2
Deferred revenue	(32)	27
Net cash used in operating activities	(31)	(64)
Cash flows from investing activities
Acquisition of long-term investments	(1)	—
Acquisition of property, plant and equipment	(1)	(2)
Acquisition of intangible assets	(8)	(7)
Business acquisitions, net of cash acquired	—	2
Acquisition of short-term investments	(299)	(392)
Proceeds on sale or maturity of short-term investments	270	270
Net cash used in investing activities	(39)	(129)
Cash flows from financing activities
Issuance of common shares	4	3
Net cash provided by financing activities	4	3
Effect of foreign exchange loss on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(1)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(66)	(191)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	426	582
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$360	$391
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 29, 2020 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2021. The consolidated balance sheet at February 29, 2020 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
Certain of the comparative figures have been reclassified to conform to the current period’s presentation.
The Company operates as a single reportable segment. For additional information concerning the Company’s segment reporting, see Note 11.
Risks and Uncertainties
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) as a global pandemic and extraordinary actions have been taken by international, federal, state, provincial and local governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world. The COVID-19 outbreak and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on the Company’s customers and its sales cycles, and impact on the Company’s employees.
The economic downturn and uncertainty caused by the COVID-19 outbreak and the measures undertaken to contain its spread have negatively affected the Company’s QNX automotive software business and has caused volatility in demand for the Company’s products and services, adversely affecting the ability of the Company’s sales and professional services teams to meet with customers and provide service, impacted spending from new customers and increased sales cycle times. The Company continues to evaluate the current and potential impact of the COVID-19 outbreak on its business, results of operations and consolidated financial statements, including the impairment of goodwill and indefinite-lived intangible assets and the collectability of receivables.
During the three months ended May 31, 2020, this uncertainty resulted in significant judgment related to the Company’s estimates and assumptions concerning impairment of goodwill and indefinite-lived intangible assets and the collectability of receivables. As of the date of issuance of the financial statements, the Company is not aware of any additional events or circumstances which would require it to update its estimates, judgements, or revise the carrying value of its assets or liabilities, other than the COVID-19 pandemic as discussed above and below in Note 4. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements, except as described below, which were adopted during fiscal 2021.
Accounting Standards Adopted During Fiscal 2021
ASC 350, Goodwill and Other
In January 2017, the Financial Accounting Standards Board (“FASB”) released ASU 2017-04 on the topic of Intangibles— Goodwill and Other (ASC 350). ASU 2017-04 simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Previously, under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments of ASU 2017-04, an entity performs its annual, or interim, goodwill

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company will recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments in this update were effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this standard on March 1, 2020.
ASC 326, Credit Losses
In June 2016, the FASB released ASU 2016-13 on the topic of Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 replaces the previous incurred loss impairment methodology in U.S. GAAP with a methodology that reflects expected credit losses, requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, and requires entities to estimate an expected lifetime credit loss on its financial assets.
The guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity recognizes an allowance for credit losses on available-for-sale debt securities, instead of a direct reduction of the amortized cost basis of the investment, as required under previous guidance. As a result, entities recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time.
The guidance was effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance in the first quarter of fiscal 2021 using the modified retrospective method. As a result of the adoption of the new standard on credit losses, the Company recorded a cumulative adjustment to the consolidated balance sheet increasing the allowance for credit losses and increasing deficit by approximately $4 million as at March 1, 2020. As a result, the allowance for credit losses was $13 million in the consolidated balance sheet as at March 1, 2020.
The following policies have been updated to reflect the adoption of the new standard in accounting for credit losses on financial instruments and goodwill.
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
The Company’s impairment test is carried out in one step. The carrying amount of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach, discounted future cash flows, the market-based approach, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of revenue growth for our reporting units, estimation of the useful life over which cash flows will occur, terminal growth rate, profitability measures, and determination of the discount rates for the reporting units. The carrying amount of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results.
Events and circumstances resulted in a goodwill impairment test being conducted as at May 31, 2020; see Note 4.
Accounts receivable, net
The accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for credit losses. The Company expects the majority of its accounts receivable balances to continue to come from large customers as it sells the majority of its software products and services through resellers and network carriers rather than directly. The Company establishes current expected credit losses (“CECL”) for pools of assets with similar risk characteristics by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. When

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company records a specific credit loss provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers change, the Company’s estimates of the recoverability of accounts receivable balances could be further adjusted.
Investments
The Company’s cash equivalents and investments, other than publicly issued equity securities and private equity investments without readily determinable fair value, consist of money market and other debt securities, which are classified as available-for-sale for accounting purposes and are carried at fair value. Unrealized gains and losses, net of related income taxes, are recorded in Accumulated Other Comprehensive Loss (“AOCL”) until such investments mature or are sold. The Company uses the specific identification method of determining the cost basis in computing realized gains or losses on available-for-sale investments, which are recorded in investment income. The Company does not exercise significant influence with respect to any of these investments. Publicly issued equity securities are recorded at fair value and revalued at each reporting period with changes in fair value recorded through investment income. The Company elects to record private equity investments without readily determinable fair value at cost minus impairment, as adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company reassesses each reporting period that its private equity investments without readily determinable fair value continue to qualify for this treatment.
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
Allowance for Credit Losses on Available-for-sales Debt Securities
The Company accounts for credit losses on available-for-sale debt securities in accordance with ASC 326. The Company adopted ASC 326 on March 1, 2020, on a modified retrospective basis. Under ASC 326, at each reporting period, the Company evaluates its available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying issuer, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Government Subsidies
The Company recognizes government subsidies as a reduction to operating expenses in the consolidated statement of operations when there is reasonable assurance the Company will receive the amount and has complied with the conditions, if any, attached to the government subsidies.
2. ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
There are no accounting pronouncements which have not yet been adopted that are expected to have a significant impact on the Company’s financial statements and related disclosures.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

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
In determining the fair value of investments held, the Company primarily relies on an independent third-party valuator for the fair valuation of securities. The Company also reviews the inputs used in the valuation process and assesses the pricing of the securities for reasonableness after conducting its own internal collection of quoted prices from brokers. Fair values for all investment categories provided by the independent third-party valuator that are in excess of 0.5% from the fair values determined by the Company are communicated to the independent third-party valuator for consideration of reasonableness. The independent third-party valuator considers the information provided by the Company before determining whether a change in their original pricing is warranted.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The Company’s investments largely consist of securities issued by major corporate and banking organizations, the provincial and federal governments of Canada, international government banking organizations and the United States Department of the Treasury and are all investment grade. The Company also holds a limited amount of equity securities following the initial public offering by the issuer of a previous private equity investment.
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at May 31, 2020 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Other-than- temporary Impairment	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash
Bank balances	$120	$—	$—	$—	$120	$120	$—	$—	$—
Other investments	33	—	—	—	33	—	—	33	—
	153	—	—	—	153	120	—	33	—
Level 1:
Equity securities	10	—	(8)	—	2	—	2	—	—

Level 2:
Corporate notes/bonds	37	—	—	—	37	37	—	—	—
Term deposits, certificates of deposits, and GICs	108	—	—	—	108	10	50	—	48
Bearer deposit notes	131	—	—	—	131	79	52	—	—
Commercial paper	289	—	—	—	289	62	227	—	—
Non-U.S. promissory notes	172	—	—	—	172	4	168	—	—
Non-U.S. government sponsored enterprise notes	38	—	—	—	38	—	38	—	—
Non-U.S. treasury bills/notes	25	—	—	—	25	—	25	—	—
	800	—	—	—	800	192	560	—	48
	$963	$—	$(8)	$—	$955	$312	$562	$33	$48

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

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
As at May 31, 2020, the Company had private equity investments without readily determinable fair value of $33 million (February 29, 2020 - $32 million).
There were no realized gains or losses on available-for-sale securities for the three months ended May 31, 2020 (realized losses of nil for the three months ended May 31, 2019).
The Company has restricted cash and cash equivalents, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit. These letters of credit support certain leasing arrangements entered into in the ordinary course of business and also support patent litigation in certain jurisdictions. The letters of credit are for terms ranging from one month to five years. The Company is legally restricted from accessing these funds during the term of the leases for which the letters of credit have been issued; however, the Company can continue to invest the funds and receive investment income thereon.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at May 31, 2020 and February 29, 2020 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	May 31, 2020	February 29, 2020
Cash and cash equivalents	$312	$377
Restricted cash and cash equivalents	48	49
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$360	$426
The contractual maturities of available-for-sale investments as at May 31, 2020 and February 29, 2020 were as follows:

	As at
	May 31, 2020		February 29, 2020
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$800	$800	$856	$856
No fixed maturity	10	2	10	2
	$810	$802	$866	$858
As at May 31, 2020, the Company had investments with continuous unrealized losses totaling $8 million, consisting of unrealized losses on equity securities (May 31, 2019 - continuous unrealized losses totaling $10 million).
4. CONSOLIDATED BALANCE SHEET DETAILS
        Accounts Receivable, Net
The allowance for credit losses as at May 31, 2020 was $13 million (February 29, 2020 - $9 million).
The Company recognizes current estimated credit losses for accounts receivable, net. The CECL for accounts receivable, net are estimated based on days past due and region for each customer in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics that operate under similar economic environments. The Company determined the CECL by estimating historical credit loss experience based on the past due status and region of the customers, adjusted as appropriate to reflect current conditions and estimates of future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected credit losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company also has long-term accounts receivable included in Other Long-term Assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure of default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Three Months Ended
May 31, 2020
Beginning balance as of February 29, 2020	$9
Impact of adopting ASC 326	4
Current period provision for expected credit losses	—
Ending balance of the allowance for credit loss as at May 31, 2020	$13
The allowance for credit losses as at May 31, 2020 consists of $6 million relating to CECL estimated based on days past due and region, $6 million relating to specific customers that were evaluated separately and $1 million relating to CECL estimated for long-term accounts receivables.
There were two customers that comprised more than 10% of accounts receivable as at May 31, 2020 (February 29, 2020 - two customers comprised more than 10%).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Current Assets
As at May 31, 2020, other current assets include items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in all periods presented.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	May 31, 2020	February 29, 2020
Cost
Buildings, leasehold improvements and other	$72	$72
BlackBerry operations and other information technology	82	84
Manufacturing, repair and research and development equipment	73	73
Furniture and fixtures	11	11
	238	240
Accumulated amortization	172	170
Net book value	$66	$70
Intangible Assets, Net
Intangible assets comprised the following:

	As at May 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,020	$656	$364
Intellectual property	493	284	209
Other acquired intangibles	494	189	305
	$2,007	$1,129	$878

	As at February 29, 2020
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,019	$636	$383
Intellectual property	489	275	214
Other acquired intangibles	494	176	318
	$2,002	$1,087	$915
For the three months ended May 31, 2020, amortization expense related to intangible assets amounted to $45 million (three months ended May 31, 2019 - $47 million)
Total additions to intangible assets for three months ended May 31, 2020 amounted to $8 million (three months ended May 31, 2019 - $7 million). During the three months ended May 31, 2020, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at May 31, 2020, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2021 and each of the five succeeding years is expected to be as follows: fiscal 2021 - $126 million; fiscal 2022 - $145 million; fiscal 2023 - $115 million; fiscal 2024 - $107 million; fiscal 2025 - $101 million and fiscal 2026 - $95 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the three months ended May 31, 2020 were as follows:

Carrying Amount
Carrying amount as at February 29, 2020	1,437
Goodwill impairment charge	(594)
Carrying amount as at May 31, 2020	$843
During the first quarter of fiscal 2021, as a result of the deterioration in economic conditions caused by the global COVID-19 pandemic and its impact on the Company’s reporting units, and the decline of the trading value of the Company’s capital stock below the Company’s consolidated carrying value, the Company determined that it was more likely than not that the fair value of at least one of its reporting units was lower than its carrying amount after including goodwill. As a result, the Company completed an analysis of the fair value of its reporting units to compare against their respective carrying values as of May 31, 2020.
In its analysis, the Company utilized multiple valuation techniques, including the income approach, discounted future cash flows, the market-based approach, and the asset value approach which is based on the sum of the values of each of the assets and liabilities within the entity. In addition to market data, the valuation techniques utilize Level 3 inputs such as the Company’s internal forecasts of its future results, cash flows and its weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested and based upon the Company’s estimated credit rating. The analysis involves significant judgment in the selection of assumptions necessary to arrive at the reporting units’ fair values, especially in light of the ongoing COVID-19 pandemic and its short-term and potential long-term impacts to the Company’s business. The total of the fair values of the Company’s reporting units was reconciled to the Company’s market capitalization based on the quoted market price of the Company’s stock in an active market, adjusted by an appropriate control premium. Where the carrying amount of a reporting unit exceeded its fair value, goodwill of the reporting unit was considered to be impaired.
Based on the results of the goodwill impairment test, it was concluded that the carrying value of one reporting unit exceeded its fair value, necessitating an impairment charge for the amount of excess and reducing the carrying value of Goodwill. Consequently, the Company recorded total non-cash goodwill impairment charges of $594 million in the BlackBerry Spark reporting unit (the “Goodwill Impairment Charge”).
Other Long-term Assets
As at May 31, 2020, other long-term assets include long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.
Accrued Liabilities
Accrued liabilities includes the current portion of operating lease liabilities, accrued vendor liabilities, accrued carrier liabilities, variable incentive accrual and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance.
Other Long-term Liabilities
Other long-term liabilities consist of the long-term portion of finance lease liabilities and non-lease components of Resource Allocation Program liabilities.
5. INCOME TAXES
For the three months ended May 31, 2020, the Company’s net effective income tax recovery rate was approximately 1% compared to a net effective income tax expense rate of 6% for the three months ended May 31, 2019. The Company’s income tax rate reflects the change in unrecognized income tax benefit and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the Debentures, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at May 31, 2020 were $61 million (February 29, 2020 - $72 million). As at May 31, 2020, $55 million of the unrecognized income tax benefits have been netted against deferred

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

income tax assets and $6 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.
The Company is subject to ongoing examination by tax authorities in certain jurisdictions in which it operates. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income taxes as well as the provisions for indirect and other taxes and related penalties and interest. While the final resolution of audits is uncertain, the Company believes the ultimate resolution of these audits will not have a material adverse effect on its consolidated financial position, liquidity or results of operations.
6. DEBENTURES
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
The following table summarizes the change in fair value of the Debentures for the three months ended May 31, 2020:

As at
May 31, 2020
Balance as at February 29, 2020	606
Change in fair value of the Debentures	(7)
Balance as at May 31, 2020	$599
The difference between the fair value of the Debentures and the unpaid principal balance of $605 million is $6 million.  The fair value of the Debentures is measured using Level 2 fair value inputs.
The following table shows the impact of the changes in fair value of the Debentures for the three months ended May 31, 2020 and May 31, 2019:

	Three Months Ended
	May 31, 2020	May 31, 2019
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$(1)	$28
Income (charge) associated with the change in fair value from instrument-specific credit components recorded in AOCL	8	(8)
Total decrease (increase) in the fair value of the Debentures	$7	$20

For the three months ended May 31, 2020, the Company recorded interest expense related to the Debentures of $6 million, which has been included in investment income, net on the Company’s consolidated statements of operations (three months ended May 31, 2019 - $6 million). The Company is required to make quarterly interest-only payments of approximately $6 million in the second quarter of fiscal 2021 and approximately $5 million in the third quarter of fiscal 2021 when the Debentures mature.
Fairfax, a related party under U.S. GAAP, purchased $500 million principal amount of the Debentures. As such, the payment to Fairfax of interest on the Debentures represents a related-party transaction. Fairfax receives interest at the same rate as other Debenture holders.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

7. CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the three months ended May 31, 2020:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 29, 2020	554,199	2,760
Exercise of stock options	300	1
Common shares issued for restricted share unit settlements	325	—
Stock-based compensation	—	13
Common shares issued for employee share purchase plan	799	3
Common shares outstanding as at May 31, 2020	555,623	$2,777
The Company had 556 million voting common shares outstanding, 5 million options to purchase voting common shares, 24 million RSUs and 1 million DSUs outstanding as at June 22, 2020. In addition, 60.5 million common shares are issuable upon conversion in full of the Debentures as described in Note 6.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8. LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	May 31, 2020	May 31, 2019
Net loss for basic and diluted loss per share available to common shareholders	$(636)	$(35)
Less: Debentures fair value adjustment (1) (2)	—	(28)
Add: interest expense on Debentures (1) (2)	—	6
Net loss for diluted loss per share available to common shareholders	$(636)	$(57)

Weighted average number of shares outstanding (000’s) - basic (3) (4)	557,839	551,845
Effect of dilutive securities (000’s)
Conversion of Debentures (1) (2)	—	60,500
Weighted average number of shares and assumed conversions (000’s) diluted	557,839	612,345
Loss per share - reported
Basic	$(1.14)	$(0.06)
Diluted	$(1.14)	$(0.09)
______________________________
(1) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the three months ended May 31, 2020, as to do so would be antidilutive. See Note 6 for details on the Debentures.
(2) The Company has presented the dilutive effect of the Debentures using the if-converted method, assuming conversion at the beginning of the quarter for the three months ended May 31, 2019. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the Debentures and interest expense incurred on the Debentures in the three months ended May 31, 2019, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the Debentures.
(3) For the three months ended May 31, 2020, includes approximately 2,802,067 common shares remaining to be issued in equal installments on the next two anniversary dates of the Cylance acquisition, in consideration for the acquisition. For the three months ended May 31, 2019, includes approximately 4,182,189 common shares to be issued in equal installments on the three anniversary dates of the Cylance acquisition, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three months ended May 31, 2020, and three months ended May 31, 2019, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

9. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three months ended May 31, 2020 were as follows:

	Foreign Currency Cumulative Translation Adjustment	Accumulated Net Unrealized Losses on Cash Flow Hedges	Other Post-Employment Benefit Obligations	Change in fair value from instrument-specific credit risk on Debentures	Total
AOCL as at February 29, 2020	$(9)	$(1)	$(1)	$(22)	$(33)
Other comprehensive income before reclassification	1	$1	$—	7	$9
Amounts reclassified from AOCL into net loss	—	(2)	—	—	(2)
Change in cumulative comprehensive income (loss) for the period	1	(1)	—	7	7
AOCL as at May 31, 2020	$(8)	$(2)	$(1)	$(15)	$(26)
During the three months ended May 31, 2020, $2 million in gains (pre-tax and post-tax) associated with cash flow hedges were reclassified from AOCL into selling, marketing and administration expenses (May 31, 2019 - $1 million in losses).
10. COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $48 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business and in support of patent litigation in certain jurisdictions as of May 31, 2020. See the discussion of restricted cash in Note 3.
(b) Contingencies
Litigation
The Company is involved in litigation in the normal course of its business, both as a defendant and as a plaintiff. The Company is subject to a variety of claims (including claims related to patent infringement, purported class actions and other claims in the normal course of business) and may be subject to additional claims either directly or through indemnities against claims that it provides to certain of its partners and customers. In particular, the industry in which the Company competes has many participants that own, or claim to own, intellectual property, including participants that have been issued patents and may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those used by the Company in its products. The Company has received, and may receive in the future, assertions and claims from third parties that the Company’s products infringe on their patents or other intellectual property rights. Litigation has been, and will likely continue to be, necessary to determine the scope, enforceability and validity of third-party proprietary rights or to establish the Company’s proprietary rights. Regardless of whether claims against the Company have merit, those claims could be time-consuming to evaluate and defend, result in costly litigation, divert management’s attention and resources, subject the Company to significant liabilities and could have the other effects that are described in greater detail under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020, including the risk factors entitled “Litigation against the Company may result in adverse outcomes” and “The Company could be found to have infringed on the intellectual property rights of others”.
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
As of May 31, 2020, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no material accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably probable to result; however, an estimate

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex (e.g., once a patent is identified, the analysis of the patent and a comparison to the activities of the Company is a labour-intensive and highly technical process); the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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
On March 14, 2014, the four putative U.S. class actions were consolidated in the U.S. District Court for the Southern District of New York, and on May 27, 2014, a consolidated amended class action complaint was filed. On March 13, 2015, the Court issued an order granting the Company’s motion to dismiss. The Court denied the plaintiffs’ motion for reconsideration and for leave to file an amended complaint on November 13, 2015. On August 24, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court order dismissing the complaint, but vacated the order denying leave to amend and remanded to the District Court for further proceedings in connection with the plaintiffs’ request for leave to amend. The Court granted the plaintiffs’ motion for leave to amend on September 13, 2017. On September 29, 2017, the plaintiffs filed a second consolidated amended class action complaint (the “Second Amended Complaint”), which added the Company’s former Chief Legal Officer as a defendant. The Court denied the motion to dismiss the Second Amended Complaint on March 19, 2018. On January 4, 2019, the Court issued an order placing the case on its suspense calendar but allowed fact and expert discovery to continue. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On October 17, 2019, Cho and Ulug filed a Notice of Appeal. Cho and Ulug filed their opening brief on February 20, 2020, and the Company filed its opposition brief on May 21, 2020. Fact discovery was completed on January 31, 2020, and expert discovery is scheduled to be completed on November 13, 2020. Plaintiffs filed a motion for class certification on June 8, 2020.
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
On February 15, 2017, a putative employment class action was filed against the Company in the Ontario Superior Court of Justice. The Statement of Claim alleges that actions the Company took when certain of its employees decided to accept offers of employment from Ford Motor Company of Canada amounted to a wrongful termination of the employees’ employment with the Company. The claim seeks (i) an unspecified quantum of statutory, contractual, or common law termination entitlements; (ii) punitive or breach of duty of good faith damages of CAD$20,000,000, or such other amount as the Court finds appropriate, (iii) pre- and post- judgment interest, (iv) attorneys’ fees and costs, and (v) such other relief as the Court deems just. The Court granted the plaintiffs’ motion to certify the class action on May 27, 2019. The

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Company commenced a motion for leave to appeal the certification order on June 11, 2019. The Court denied the motion for leave to appeal on September 17, 2019.
On February 4, 2019, a putative employment class action and California Private Attorney General Act claim was filed against the Company in the San Joaquin County Superior Court alleging the Company (i) failed to provide itemized wage statements in violation of California Labor Code Section 226(a); and (ii) failed to pay all wages due at termination in violation of California Labor Code Section 201. The complaint seeks statutory penalties, injunctive relief, interest, costs, and attorneys’ fees. The Company filed its answer denying the allegations in the complaint on March 18, 2019, and discovery is proceeding. On August 22, 2019, the Company filed a Motion for Summary Adjudication of the named plaintiff’s wage statement claims. The Court took the motion under submission following oral argument on November 13, 2019, and the motion remains pending. The Court denied the motion on January 21, 2020. The parties have entered into a settlement agreement that is subject to Court approval. The plaintiff filed a motion for preliminary approval of the settlement on June 11, 2020, and the preliminary approval hearing is scheduled for July 16, 2020. The parties will provide notice of the settlement to the class after the Court enters its order preliminarily approving the settlement.
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the 10-day average closing price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at May 31, 2020, the liability recorded in association with this award is approximately $2 million (February 29, 2020 - $1 million).
As at May 31, 2020, the Company has received $12 million in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)  Concentrations in Certain Areas of the Company’s Business
The Company attempts to ensure that most components essential to the Company’s business are generally available from multiple sources; however, certain components are currently obtained from limited sources within a competitive market, which subjects the Company to supply, availability and pricing risks. The Company has also entered into various agreements for the supply of components, and the manufacturing of its products; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to risks of supply shortages.
(d)  Indemnifications
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
The Company has entered into indemnification agreements with its current and former directors and executive officers. Under these agreements, the Company agreed, subject to applicable law, to indemnify its current and former directors and executive officers against all costs, charges and expenses reasonably incurred by such individuals in respect of any civil, criminal or administrative action that could arise by reason of their status as directors or officers. The Company maintains liability insurance coverage for the benefit of the Company, and its current and former directors and executive officers. The Company has not encountered material costs as a result of such indemnifications in the current period. See the Company’s Management Information Circular for fiscal 2020 for additional information regarding the Company’s indemnification agreements with its current and former directors and executive officers.
11. REVENUE AND SEGMENT DISCLOSURES
Revenue
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended
	May 31, 2020	May 31, 2019
North America (1)	$150	$160
Europe, Middle East and Africa	41	61
Other regions	15	26
Total	$206	$247

North America (1)	72.8%	64.8%
Europe, Middle East and Africa	19.9%	24.7%
Other regions	7.3%	10.5%
Total	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Total revenue, classified by product and service type, was as follows:

	Three Months Ended
	May 31, 2020	May 31, 2019
Software and Services	$148	$168
Licensing and Other	58	79
Total	$206	$247
Software and Services includes revenue from the Company’s BlackBerry Spark software platform and BlackBerry IoT Solutions. The BlackBerry Spark platform includes a suite of security software products and services, including BlackBerry Cylance, BlackBerry UEM, BlackBerry Dynamics and BlackBerry Workspaces. BlackBerry IoT Solutions includes revenue from BlackBerry QNX, BlackBerry AtHoc, SecuSUITE, BlackBerry Certicom, BlackBerry Radar, and other IoT applications. Software and Services revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing and Other includes revenue from the Company’s intellectual property licensing arrangements, BBM Consumer licensing arrangement, settlement awards and mobility licensing software arrangements, which includes revenue from licensed hardware sales. Other includes revenue associated with the Company’s legacy service access fees (“SAF”) business, as well as revenue relating to unspecified future software upgrade rights for devices previously sold by the Company.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended
	May 31, 2020	May 31, 2019
Products and services transferred over time	$116	$152
Products and services transferred at a point in time	90	95
Total	$206	$247

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the three months ended May 31, 2020:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 29, 2020	$267	$373	$28
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	181	117	8
Decrease due to payment, fulfillment of performance obligations, or other	(193)	(149)	(9)
Decrease, net	(12)	(32)	(1)
Closing balance as at May 31, 2020	$255	$341	$27
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at May 31, 2020 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at May 31, 2020
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$264	$90	$32	$386
Revenue recognized for performance obligations satisfied in prior periods
For the three months ended May 31, 2020, no revenue was recognized relating to performance obligations satisfied in a prior period (three months ended May 31, 2019 - nil).
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
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	May 31, 2020		February 29, 2020
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$356	$706	$374	$657
United States	1,511	2,360	2,132	3,071
Other	38	149	40	160
	$1,905	$3,215	$2,546	$3,888
Information About Major Customers
There was one customer that comprised 26% of the Company’s revenue in three months ended May 31, 2020 (three months ended May 31, 2019 - one customer that comprised 16% of the Company’s revenue).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

12. CASH FLOW AND ADDITIONAL INFORMATION
(a) Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Interest paid during the period	$6	$6
Income taxes paid during the period	—	1
Income tax refunds received during the period	1	2
(b) Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2021 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2020, approximately 12% of cash and cash equivalents, 11% of accounts receivable and 32% of accounts payable were denominated in foreign currencies (February 29, 2020 – 12%, 17% and 17%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued the Debentures as described in Note 6 with a fixed 3.75% interest rate. The fair value of the Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at May 31, 2020, no single issuer represented more than 12% of the total cash, cash equivalents and investments (February 29, 2020 - no single issuer represented more than 8% of the total cash, cash equivalents and investments), representing cash balances at one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the counterparties on a daily basis, subject to exposure and transfer thresholds. As at May 31, 2020, the Company had $2 million in collateral held with counterparties (February 29, 2020 - $1 million in collateral posted).
Liquidity risk
Cash, cash equivalents, and investments were approximately $955 million as at May 31, 2020. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Government subsidies
During the first quarter of fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the three months ended May 31, 2020, recorded $9 million in government subsidies as a reduction to operating expenses in the consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three months ended May 31, 2020, included in Part I, Item 1 of this Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 29, 2020 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP. All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to its revenue, profitability and free cash flow in fiscal 2021;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - COVID-19”, “Non-GAAP Financial Measures - Key Metrics - Free Cash Flow”, “Results of Operations - Three months ended May 31, 2020 compared to the three months ended May 31, 2019 - Revenue - Revenue by Product and Service”, “Results of Operations - Three months ended May 31, 2020 compared to the three months ended May 31, 2019 - Net Loss” and “Financial Condition - Debenture Financing and Other Funding Sources ”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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
Business Overview
The Company provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 500 million endpoints including more than 175 million cars on the road today. Based in Waterloo, Ontario, the Company leverages artificial intelligence and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security management, encryption, and embedded systems.

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
The Company’s goal is to remain a leader in regulated industries and other core verticals by continuing to extend the functionality of its secure BlackBerry Spark® software platform through organic investments and strategic acquisitions and partnerships. The Company intends to drive revenue growth and to achieve adjusted margins that are consistent with those of other enterprise software companies over the long term.
The Company’s go-to-market strategy focuses principally on generating revenue from enterprise software, services and licensing. The Company continues to build its developer and channel partner programs to bolster its direct sales and marketing efforts and promote the growth of an IoT ecosystem.
Products and Services
The Company is organized and managed as one operating segment. The Company has multiple products and services from which it derives revenue, which are structured in two groups: Software and Services, and Licensing and Other.
Software and Services consists of the Company’s BlackBerry Spark software platform business and BlackBerry IoT Solutions business. Licensing and Other consists primarily of the Company’s patent licensing business and service access fees (“SAF”).
Software and Services
BlackBerry Spark
The Company’s core software and services offering is its secure BlackBerry Spark software platform that comprises continuous authentication, endpoint protection platform (“EPP”), endpoint detection and response (“EDR”), and mobile threat defense (“MTD”) capabilities. BlackBerry Spark includes a unified endpoint security (“UES”) layer which integrates with BlackBerry unified endpoint management (“UEM”) to enable secure endpoint communications in a zero trust environment. The platform is informed by the Company’s artificial intelligence (“AI”) and machine learning capabilities, continuous innovations, professional cybersecurity services, industry partnerships and academic collaborations. The Company is currently executing on a robust schedule of product launches for BlackBerry Spark to deliver a comprehensive security approach operating on one agent across all endpoints, administered from one console, leveraging one crowd-sourced threat data repository and managed in one cloud environment.
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
BlackBerry Cylance offers leading AI and machine learning-based cybersecurity solutions, including: BlackBerry® Protect, an EPP solution that uses machine learning to prevent suspicious behavior and the execution of malicious code on an endpoint; BlackBerry® Optics, an EDR solution that provides both visibility into and prevention of malicious activity on an endpoint; and BlackBerry® Guard, a managed detection and response solution that provides continuous threat hunting and monitoring. BlackBerry Cylance also offers incident response, compromised assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks.
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
BlackBerry IoT Solutions
The BlackBerry IoT Solutions business includes BlackBerry® QNX®, BlackBerry® AtHoc®, SecuSUITE, BlackBerry Certicom®, BlackBerry Radar®, and other IoT applications.
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
BlackBerry AtHoc is a secure, networked crisis communications software platform that enables people, devices and organizations to exchange critical information in real time during business continuity and life safety operations. The platform securely connects with a diverse set of endpoints to distribute emergency mass notifications, improve personnel accountability and facilitate the bidirectional collection and sharing of data within and between organizations. BlackBerry AtHoc earned Federal Risk and Authorization Management Program (“FedRAMP”) authorization in fiscal 2018 and helps to protect more than 70% of U.S. government personnel.
SecuSUITE® for Government is a certified, multi-OS voice and text messaging solution with advanced encryption and anti-eavesdropping capabilities providing a maximum level of security on the individual device level for public authorities and businesses.
The Company’s IoT Solutions offerings also include its BlackBerry Radar asset tracking solution, BlackBerry Certicom cryptography and key management products, BlackBerry Jarvis™ code security testing platform, and BlackBerry Messenger (BBM®) Enterprise service.
The BlackBerry Spark and BlackBerry IoT Solutions businesses are both complemented by the enterprise and cybersecurity consulting services offered by the Company’s BlackBerry® Professional Services business. BlackBerry Professional Services provides platform-agnostic strategies to address mobility-based challenges, providing expert deployment support, end-to-end delivery (from system design to user training), application consulting, and experienced project management. The Company’s cybersecurity consulting services and tools, combined with its other security solutions, help customers identify the latest cybersecurity threats, test for vulnerabilities, develop risk-appropriate mitigations, maintain IT security standards and techniques, and defend against the risk of future attacks.
Licensing and Other
The Company’s Licensing business is responsible for the management and monetization of the Company’s global patent portfolio. The patent portfolio continues to provide a competitive advantage in the Company’s core product areas as well as providing leverage in the development of future technologies and licensing programs in both core and adjacent vertical markets. The Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, operating systems, networking infrastructure, acoustics, messaging, enterprise software, automotive subsystems, cybersecurity, cryptography and wireless communications.
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
The Company’s Other business generates revenue from SAF charged to subscribers using the Company’s legacy BlackBerry 7 and prior BlackBerry operating systems, as well as revenue relating to unspecified future software upgrade rights for devices previously sold by the Company.
Recent Developments
The Company continued to execute on its strategy in fiscal 2021 and announced the following achievements:
Products and Innovation:
•Launched BlackBerry Spark Suites, offering enterprises a range of tailored cybersecurity and endpoint management options to help protect data, minimize risk, and reduce cost and complexity;
•Announced that an independent Frost & Sullivan study reported that the Company’s solutions can secure all IoT endpoints against upwards of 96% of all cyberthreats;
•Announced that BlackBerry QNX software is embedded in more than 175 million cars on the road;
•Announced that BlackBerry® Unified Endpoint Security (UES) was validated by MITRE ATT&CK APT29, which examines the ability to detect sophisticated tactics and techniques used by APT29, a group that cybersecurity experts believe operates on behalf of the Russian government;

•Introduced AtHoc Managed Service to enable organizations of any size to maintain crisis communications capability;
•Announced a collaboration with Intel to deliver a new release of BlackBerry Optics to stop cryptojacking malware;
•Launched QNX Black Channel Communications Technology, a new software solution that OEMs and embedded software developers can use to ensure safe data communication exchanges within their safety-critical systems;
•Released new research that examines how five related Chinese Advanced Persistent Threat (APT) groups have compromised Linux servers, Windows systems and mobile Android devices for nearly a decade; and
•Announced feature updates to its SecuSUITE for Government and BlackBerry AtHoc solutions;
Customers and Partners:
•Partnered with Bell to become Bell’s preferred mobile threat defense solution provider, delivering BlackBerry Protect to Canadian enterprise customers;
•Announced that the BlackBerry Enterprise Partner Program and the BlackBerry Cylance Partner Program both received a 5-Star rating from CRN for the fourth consecutive year;
•Announced that the BlackBerry® Government Mobility Suite has achieved Federal Risk and Authorization Management Program (FedRAMP) authorization;
•Expanded the leadership position of the BlackBerry AtHoc crisis communication system within the U.S. federal government;
•Announced that the German Development Agency chose BlackBerry AtHoc as its emergency mass notification system;
•Entered into a partnership with Dedrone, a market and technology leader in airspace security, to deliver advanced counter-drone technology to secure the world’s most critical sites;
•Announced that BlackBerry Radar added more than 12 new channel partners in the past six months including two within Mexico, expanding the company’s asset monitoring solutions outside of the U.S. and Canada for the first time;
•Entered into a partnership with ZTR to offer railcar owners, operators and suppliers a powerful new digital monitoring solution; and
•Entered into a partnership with University of Windsor to develop and deliver a cybersecurity curriculum for the University’s Graduate Master’s Program in Applied Computing;
Environmental, Sustainability and Corporate Governance:
•Expanded the Company’s commitment to the United Nations Global Compact Sustainable Development Goals;
•Appointed Thomas Eacobacci as President; and
•Appointed Marjorie Dickman as Chief Government Affairs and Public Policy Officer.

COVID-19
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) as a global pandemic and extraordinary actions have been taken by international, federal, state, provincial and local governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world. The COVID-19 outbreak and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of the Company and the businesses of many of the Company’s customers, suppliers and distribution partners.
To protect the health and safety of the Company’s employees, contractors, customers and visitors, the Company responded rapidly to COVID-19 by proactively mandating remote working, utilizing virtual meetings and suspending employee travel. All of the Company’s currently planned customer, industry and other stakeholder events have been shifted to virtual-only experiences, and the Company may deem it advisable to similarly alter, postpone, or cancel entirely, additional events in the future. As public health protocols begin to accommodate returning to work at the Company’s facilities, the Company is implementing additional safety measures at all of its facilities, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices. The Company has a limited history of having a remote workforce and the long-term impact on, and the resulting types of continuing investments for, the Company’s employee base is uncertain.
In response to certain anticipated impacts from the COVID-19 pandemic, the Company has also implemented a series of temporary cost reduction measures to further preserve financial flexibility. These actions include the postponement of certain discretionary spending and capital expenditures, taking advantage of the broad-based employer relief provided by governments in Canada, the United States and other jurisdictions, temporarily suspending certain company matching contributions to employee retirement savings plans and deferring increases in the base salaries of many employees and executives.
The economic downturn and uncertainty caused by the COVID-19 outbreak and the measures undertaken to contain its spread have already negatively affected the Company’s QNX automotive software business and will likely cause volatility in demand for the Company’s products and services, adversely affect the ability of the Company’s sales and professional services teams to meet with customers and provide service, negatively impact expected spending from new customers and increase sales cycle times. The Company continues to evaluate the current and potential impact of the COVID-19 outbreak on its business, results of operations and consolidated financial statements, including the impairment of goodwill and indefinite-lived intangible assets and the collectability of receivables.
The ultimate impact of the COVID-19 pandemic will depend on, among other things, the duration and severity of the pandemic, the governmental restrictions that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. In light of the changing nature of the COVID-19 pandemic and uncertainty regarding the duration, severity, and possible resurgence of the pandemic in future periods, the long-term impact on the Company’s business is currently unclear.
Although the effects of the pandemic may not be fully reflected in the Company’s business until future periods, the Company believes that the COVID-19 pandemic could have a material adverse impact on the Company’s consolidated business, results of operations and financial condition in fiscal 2021. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect its liquidity position.
As the COVID-19 pandemic evolves, the Company will continue to actively monitor developments and business conditions that may cause it to take further actions that alter business operations as may be required by applicable authorities or that the Company determines are in the best interests of its employees, customers, suppliers and stockholders.
First Quarter Fiscal 2021 Summary Results of Operations
The following table sets forth certain unaudited consolidated statements of operations data for the quarter ended May 31, 2020 compared to the quarter ended May 31, 2019 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	May 31, 2020	May 31, 2019	Change
Revenue	$206	$247	$(41)
Gross margin	143	177	(34)
Operating expenses	788	213	575
Investment income, net	—	3	(3)
Loss before income taxes	(645)	(33)	(612)
Provision for (recovery of) income taxes	(9)	2	(11)
Net loss	$(636)	$(35)	$(601)
Loss per share - reported
Basic	$(1.14)	$(0.06)
Diluted	$(1.14)	$(0.09)

Weighted-average number of shares outstanding (000’s)
Basic	557,839	551,845
Diluted (1)	557,839	612,345
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the first quarter of fiscal 2021 does not include the dilutive effect of the Debentures (defined below) as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first quarter of fiscal 2021 and 2020 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
Financial Highlights
The Company had approximately $955 million in cash, cash equivalents and investments as of May 31, 2020.

In the first quarter of fiscal 2021, the Company recognized revenue of $206 million and incurred a net loss of $636 million, or $1.14 basic and diluted loss per share on a U.S. GAAP basis.
The Company recognized adjusted revenue of $214 million and adjusted net income of $12 million, and adjusted earnings of $0.02 per share, on a non-GAAP basis in the first quarter of fiscal 2021. See “Non-GAAP Financial Measures” below.
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
In the first quarter of fiscal 2021, the fair value of the Debentures decreased by approximately $7 million. For the three months ended May 31, 2020, the Company recorded non-cash income relating to changes in fair value from instrument specific credit risk of $8 million in Accumulated Other Comprehensive Loss and a non-cash charge relating to changes in fair value from non-credit components of $1 million (pre-tax and after tax) (the “Q1 Fiscal 2021 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On June 24, 2020, the Company announced financial results for the three months ended May 31, 2020, which included certain non-GAAP financial measures, including adjusted revenue, adjusted gross margin (before taxes), adjusted gross margin percentage (before taxes), adjusted operating expense, adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense and free cash flow.
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
•Debentures fair value adjustment. The Company has elected to measure its outstanding Debentures at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the Debentures is recalculated and resulting non-cash gains and losses from the change in fair value from non-credit components of the Debentures are recognized in income. The amount can vary each period depending on changes to the Company’s share price. This is not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
•Restructuring charges. The Company believes that restructuring costs relating to employee termination benefits, facilities, and manufacturing network simplification efforts pursuant to the Resource Allocation Program (“RAP”) entered into in order to transition the Company from a legacy hardware manufacturer to a licensing driven software business do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
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
•Amortization of acquired intangible assets. When the Company acquires intangible assets through business combinations, the assets are recorded as part of purchase accounting and contribute to revenue generation. Such acquired intangible assets depreciate over time and the related amortization will recur in future periods until the assets have been fully amortized. This is not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
•Business acquisition and integration costs. The Company incurs costs associated with business acquisitions, including legal costs, audit and accounting fees, and other acquisition and integration expenses. These expenditures do not relate to the ongoing operation of the business and they tend to vary significantly based on the circumstances of each transaction. This is not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
•Acquisition valuation allowance. The Company records an income tax valuation allowance associated with business acquisitions. This is not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
•Long-lived asset impairment charge. The Company believes that long-lived asset impairment charges do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
•Goodwill impairment charge. The Company believes that goodwill impairment charge does not reflect expected future operating expenses, is not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
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

Reconciliation of non-GAAP based measures with most directly comparable GAAP based measures for the three months ended May 31, 2020 and May 31, 2019
Readers are cautioned that adjusted revenue, adjusted gross margin (before taxes), adjusted gross margin percentage (before taxes), adjusted operating expense, adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense and free cash flow and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.

A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended May 31, 2020 and May 31, 2019 to adjusted financial measures is reflected in the tables below:

For the Three Months Ended (in millions)	May 31, 2020	May 31, 2019
Revenue	$206	$247
Software deferred revenue acquired (1)	8	20
Adjusted revenue	$214	$267

Gross margin	$143	$177
Software deferred revenue acquired (1)	8	20
Restructuring charges	—	1
Stock compensation expense	2	1
Adjusted gross margin	$153	$199

Gross margin %	69.4%	71.7%
Software deferred revenue acquired (1)	1.2%	2.1%
Restructuring charges	—%	0.4%
Stock compensation expense	0.9%	0.3%
Adjusted gross margin %	71.5%	74.5%
______________________________
(1) See Reconciliation of U.S. GAAP Software and Services revenue to adjusted Software and Services revenue

Reconciliation of operating expense for the three months ended May 31, 2020, February 29, 2020 and May 31, 2019 to adjusted operating expense is reflected in the tables below:

For the Three Months Ended (in millions)	May 31, 2020	February 29, 2020	May 31, 2019
Operating expense	$788	$253	$213
Restructuring charges	1	1	—
Stock compensation expense	12	15	16
Debenture fair value adjustment (1)	1	5	(28)
Software deferred commission expense acquired	(3)	(3)	(5)
Acquired intangibles amortization	33	35	35
Business acquisition and integration costs	—	1	1
Goodwill impairment charge	594	22	—
LLA impairment charge	—	5	—
Adjusted operating expense	$150	$172	$194
______________________________
(1) See “First Quarter Fiscal 2021 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of GAAP net loss and GAAP basic loss per share for the three months ended May 31, 2020 and May 31, 2019 to adjusted net income and adjusted basic earnings per share is reflected in the tables below:

For the Three Months Ended (in millions, except per share amounts)	May 31, 2020		May 31, 2019
		Basic earnings per share		Basic earnings per share
Net loss	$(636)	$(1.14)	$(35)	$(0.06)
Software deferred revenue acquired	8		20
Restructuring charges	1		1
Stock compensation expense	14		17
Debenture fair value adjustment	1		(28)
Software deferred commission expense acquired	(3)		(5)
Acquired intangibles amortization	33		35
Business acquisition and integration costs	—		1
Goodwill impairment charge	594		—
Acquisition valuation allowance	—		(1)
Adjusted net income	$12	$0.02	$5	$0.01
Reconciliation of U.S GAAP Software and Services revenue for the three months ended May 31, 2020 and May 31, 2019 to adjusted Software and Services revenue is reflected in the tables below:

For the Three Months Ended (in millions)	May 31, 2020	May 31, 2019
Software and Services Revenue	$148	$168
Software deferred revenue acquired	8	20
Adjusted Software and Services revenue	$156	$188
Reconciliation of U.S GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended May 31, 2020 and May 31, 2019 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the tables below:

For the Three Months Ended (in millions)	May 31, 2020	May 31, 2019
Research and development	$57	$71
Stock compensation expense	3	3
Adjusted research and development	$54	$68

Selling, marketing and administration	$90	$121
Restructuring charges	1	—
Software deferred commission expense acquired	(3)	(5)
Stock compensation expense	9	13
Business acquisition and integration costs	—	1
Adjusted selling, marketing and administration	$83	$112

Amortization	$46	$49
Acquired intangibles amortization	33	35
Adjusted amortization	$13	$14

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended May 31, 2020 and May 31, 2019 are reflected in the table below.

For the Three Months Ended (in millions)	May 31, 2020	May 31, 2019
Operating loss	$(645)	$(36)
Non-GAAP adjustments to operating loss
Software deferred revenue acquired	8	20
Restructuring charges	1	1
Stock compensation expense	14	17
Debenture fair value adjustment	1	(28)
Software deferred commission expense acquired	(3)	(5)
Acquired intangibles amortization	33	35
Business acquisition and integration costs	—	1
Goodwill impairment charge	594	—
Total non-GAAP adjustments to operating loss	648	41
Adjusted operating income	3	5
Amortization	50	53
Acquired intangibles amortization	(33)	(35)
Adjusted EBITDA	$20	$23

Adjusted revenue (per above)	$214	$267
Adjusted operating income margin % (1)	1%	2%
Adjusted EBITDA margin % (2)	9%	9%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by adjusted revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by adjusted revenue
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimate future performance. Readers are cautioned that billings, recurring revenue percentage, annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), QNX royalty revenue backlog, net customer churn rate and free cash flow do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies.
Billings
The Company defines billings as amounts invoiced less credits issued. The Company considers billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Total company billings declined in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due to the impact of the COVID-19 pandemic. The rate of decline in billings was lower than the rate of decline in revenue in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.
Recurring Software Product Revenue
The Company defines recurring software product revenue percentage as recurring software product revenue divided by total software and services revenue. Recurring software product revenue is comprised of subscription and term licenses, maintenance arrangements, royalty arrangements and perpetual licenses recognized ratably under ASC 606. Total software and services revenue is comprised of recurring product revenue, non-recurring product revenue and professional services. The Company uses recurring software product revenue percentage to provide visibility into the revenue expected to be recognized in the current and future periods.
Total adjusted software and services revenue, excluding IP licensing and professional services, was greater than 90% recurring in the first quarter of fiscal 2021 and the first quarter of fiscal 2020.

Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Software and Services ARR was approximately $500 million in the first quarter of fiscal 2021.
Dollar-Based Net Retention Rate
The Company calculates the DBNRR as of period end by first calculating the ARR from the customer base as at 12 months prior to the current period end (“Prior Period ARR”). The Company then calculates the ARR for the same cohort of customers as at the current period end (“Current Period ARR”). The Company then divides the Current Period ARR by the Prior Period ARR to calculate the DBNRR.
Software and Services DBNRR was 93% in the first quarter of fiscal 2021.
QNX Royalty Revenue Backlog
The Company defines the royalty revenue backlog of its QNX business as estimated future revenue from variable forecasted royalties related to the QNX business. The estimation of forecasted royalties is based on QNX’s royalty rates and on customer projections of anticipated volumes over the lifetime of a design, in each case as of when the design win was awarded. The QNX royalty revenue backlog is not based on current projections of volumes and may not be indicative of actual future revenue. The revenue that the Company will recognize is subject to several factors, including actual volumes and potential terminations or modifications to customer contracts.
The Company’s QNX royalty revenue backlog was approximately $450 million at the beginning of the first quarter of fiscal 2021.
Net Customer Churn Rate
The Company defines net customer churn rate as the difference between the gross customer churn rate and the new customer acquisition rate, divided by the number of active customers in the prior quarter, expressed as a percentage. The Company uses net customer churn rate to evaluate the rate the Company is obtaining new customers to offset customers lost due to account cancellations or non-renewal of subscriptions.
Net customer churn rate was approximately zero percent in the first quarter of fiscal 2021, consistent with the first quarter of fiscal 2020.
Free Cash Flow
Free cash flow is a measure of liquidity calculated as net operating cash flow minus capital expenditures. Free cash flow does not have any standardized meaning as prescribed by U.S. GAAP and therefore may not be comparable to similar measures presented by other companies. The Company uses free cash flow when assessing its sources of liquidity, capital resources, and quality of earnings. Free cash flow is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. For the three months ended May 31, 2020, the Company’s net cash flow used in operating activities was $31 million and capital expenditures were $1 million, resulting in the Company reporting negative free cash flow of $32 million.
The Company expects to generate positive free cash flow in fiscal 2021.

Results of Operations - Three months ended May 31, 2020 compared to the three months ended May 31, 2019
The following section sets forth certain unaudited consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the three months ended May 31, 2020 and May 31, 2019:

	For the Three Months Ended (in millions, except for share and per share amounts)
	May 31, 2020	May 31, 2019	Change
Revenue	$206	$247	$(41)
Gross margin	143	177	(34)
Operating expenses	788	213	575
Investment income, net	—	3	(3)
Loss before income taxes	(645)	(33)	(612)
Provision for (recovery of) income taxes	(9)	2	(11)
Net loss	$(636)	$(35)	$(601)
Loss per share - reported
Basic	$(1.14)	$(0.06)	$(1.08)
Diluted (1)	$(1.14)	$(0.09)	$(1.05)

Weighted-average number of shares outstanding (000’s)
Basic	557,839	551,845
Diluted (1)	557,839	612,345
______________________________
(1)Diluted loss per share on a U.S. GAAP basis in the first quarter of fiscal 2021 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis in the first quarter of fiscal 2021 and fiscal 2020 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
Revenue
Revenue by Product and Service
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Three Months Ended (in millions)
	May 31, 2020	May 31, 2019	Change
Revenue by Product and Service
Software and Services	$148	$168	$(20)
Licensing and Other	58	79	(21)
	$206	$247	$(41)

% Revenue by Product and Service
Software and Services	71.8%	68.0%
Licensing and Other	28.2%	32.0%
	100.0%	100.0%

Software and Services
Software and Services revenue was $148 million, or 71.8% of revenue, in the first quarter of fiscal 2021, a decrease of $20 million compared to $168 million, or 68.0% of revenue, in the first quarter of fiscal 2020. The decrease in Software and Services revenue of $20 million was primarily due to a decrease of $20 million in recurring royalties in BlackBerry QNX, due to the slowdown in the automotive market related to the COVID-19 pandemic and the conversion in the prior fiscal year of certain existing royalty-bearing licenses to fixed pricing from volume-based pricing, and to a decrease of $4 million in professional services, partially offset by an increase of $2 million in hardware sales in Secusmart.
Adjusted Software and Services revenue was $156 million in the first quarter of fiscal 2021, a decrease of $32 million compared to $188 million in the first quarter of fiscal 2020. Adjusted Software and Services revenue decreased due to the reasons described above on a U.S. GAAP basis and due to a decrease of $12 million in the non-GAAP adjustment of deferred software revenue acquired to $8 million in the first quarter of fiscal 2021 from $20 million in the first quarter of fiscal 2020.
Licensing and Other
Licensing and Other revenue was $58 million, or 28.2% of revenue, in the first quarter of fiscal 2021, a decrease of $21 million compared to $79 million, or 32.0% of revenue, in the first quarter of fiscal 2020. The decrease in Licensing and Other revenue of $21 million was primarily due to a decrease of $23 million in revenue from the BBM Consumer licensing arrangement and a decrease of $8 million from mobility licensing arrangements, partially offset by an increase of $14 million in revenue from the Company’s patent licensing agreement with Teletry. SAF revenue, which is generated from users of BlackBerry 7 and prior BlackBerry operating systems, also decreased by $4 million, primarily due to a lower number of BlackBerry 7 users and lower revenue from those users compared to the first quarter of fiscal 2020.
The Company expects total Company adjusted revenue to be higher in the second quarter of fiscal 2021 than in the first quarter of fiscal 2021. The Company expects the rate of sequential adjusted revenue growth to be higher for the Licensing and Other group than for the Software and Services group. The Company expects to generate total Company adjusted revenue of approximately $950 to $965 million in fiscal 2021, assuming a gradual re-opening of the global economy as the measures undertaken to contain the COVID-19 pandemic are reduced.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	May 31, 2020	May 31, 2019	Change
Revenue by Geography
North America	$150	$160	$(10)
Europe, Middle East and Africa	41	61	(20)
Other regions	15	26	(11)
	$206	$247	$(41)

% Revenue by Geography
North America	72.8%	64.8%
Europe, Middle East and Africa	19.9%	24.7%
Other regions	7.3%	10.5%
	100.0%	100.0%

North America Revenue
Revenue in North America was $150 million, or 72.8% of revenue, in the first quarter of fiscal 2021, reflecting a decrease of $10 million compared to $160 million, or 64.8% of revenue, in the first quarter of fiscal 2020. Revenue in North America decreased compared to the first quarter of fiscal 2020 primarily due to a decrease of $10 million in Licensing and Other revenue and a decrease of $7 million in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service”, partially offset by an increase of $6 million in BlackBerry Spark revenue primarily due to a write-down of deferred revenue related the Cylance acquisition in the fourth quarter of fiscal 2019, which resulted in lower recognized revenue in the first quarter of fiscal 2020.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $41 million or 19.9% of revenue in the first quarter of fiscal 2021, reflecting a decrease of $20 million compared to $61 million or 24.7% of revenue in the first quarter of fiscal 2020. The decrease in revenue is primarily due to a decrease of $14 million in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service”, a decrease of $4 million in BlackBerry Spark revenue due to a decrease in subscription licenses sold and a decrease of $3 million in SAF revenue due to the reasons discussed above in “Revenue by Product and Service”, partially offset by an increase of $2 million in hardware sales in Secusmart.
Other Regions Revenue
Revenue in other regions was $15 million or 7.3% of revenue in the first quarter of fiscal 2021, reflecting a decrease of $11 million compared to $26 million or 10.5% of revenue in the first quarter of fiscal 2020. The decrease in revenue is primarily due to a $8 million decrease in Licensing and Other revenue due to a decrease in revenue from mobility licensing arrangements and a $4 million decrease in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service”.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $34 million to approximately $143 million in the first quarter of fiscal 2021 from $177 million in the first quarter of fiscal 2020. The decrease was primarily due to decreases in gross margin in BlackBerry QNX and Licensing due to the decreases in revenue discussed above in “Revenue by Product and Service”.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 2.3%, to approximately 69.4% of consolidated revenue in the first quarter of fiscal 2021 from 71.7% of consolidated revenue in the first quarter of fiscal 2020. The decrease was primarily due to lower gross margin percentage associated with BlackBerry QNX due to the decreases in revenue discussed above in “Revenue by Product and Service”.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended May 31, 2020, compared to the quarter ended February 29, 2020 and the quarter ended May 31, 2019. The Company believes it is meaningful to provide a sequential comparison between the first quarter of fiscal 2021 and the fourth quarter of fiscal 2020.

	For the Three Months Ended (in millions)
	May 31, 2020	February 29, 2020	May 31, 2019
Revenue	$206	$282	$247
Operating expenses
Research and development	57	60	71
Selling, marketing and administration	90	113	121
Amortization	46	48	49
Impairment of long-lived assets	—	5	—
Impairment of goodwill	594	22	—
Debentures fair value adjustment	1	5	(28)
Total	$788	$253	$213

Operating Expenses as % of Revenue
Research and development	27.7%	21.3%	28.7%
Selling, marketing and administration	43.7%	40.1%	49.0%
Amortization	22.3%	17.0%	19.8%
Impairment of long-lived assets	—%	1.8%	—%
Impairment of goodwill	288.3%	7.8%	—%
Debentures fair value adjustment	0.5%	1.7%	(11.3)%
Total	382.5%	89.7%	86.2%
See “Non-GAAP Financial Measures” for a reconciliation of selected GAAP-based measures to adjusted measures for the three months ended May 31, 2020, February 29, 2020 and May 31, 2019.
U.S. GAAP Operating Expenses
Operating expenses increased by $535 million, or 211.5%, to $788 million, or 382.5% of revenue, in the first quarter of fiscal 2021, compared to $253 million, or 89.7% of revenue, in the fourth quarter of fiscal 2020. The increase was primarily attributable to an increase of $572 million in goodwill impairment, partially offset by $9 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy (“CEWS”) program to support the business through the COVID-19 pandemic in the first quarter of fiscal 2021, a decrease of $4 million in legal expenses, a difference between the Q1 Fiscal 2021 Debentures Fair Value Adjustment and Q4 fiscal 2020 debentures fair value adjustment of $4 million, a decrease of $4 million in long-lived asset impairment, and a decrease of $4 million in travel expenses.
Operating expenses increased by $575 million, or 270.0%, to $788 million, or 382.5% of revenue, in the first quarter of fiscal 2021, compared to $213 million, or 86.2% of revenue, in the first quarter of fiscal 2020. The increase was primarily attributable to a $594 million goodwill impairment and a difference between the Q1 Fiscal 2021 Debentures Fair Value Adjustment and Q1 Fiscal 2020 Debentures Fair Value Adjustment of $29 million, partially offset by a decrease of $13 million in salaries and benefits expenses, $9 million in CEWS funding, a decrease of $7 million in variable incentive plan costs, a decrease of $6 million in travel expenses, and a decrease of $4 million in consulting fees.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $22 million, or 12.8%, to $150 million in the first quarter of fiscal 2021 compared to $172 million in the fourth quarter of fiscal 2020. The decrease was primarily attributable to $9 million in CEWS funding, a decrease of $4 million in legal expenses, a decrease of $4 million in travel expenses, a decrease of $3 million in marketing and advertising expense and a decrease of $3 million in sales incentive plan costs.
Adjusted operating expenses decreased by $44 million, or 22.7%, to $150 million in the first quarter of fiscal 2021, compared to $194 million in the first quarter of fiscal 2020. The decrease was primarily attributable to a decrease of $11 million in salaries and benefits expenses, $9 million in CEWS funding, a decrease of $9 million in variable incentive plan costs, a decrease of $6 million in travel expenses, and a decrease of $4 million in consulting costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $14 million, or 19.7%, to $57 million in the first quarter of fiscal 2021 compared to $71 million in the first quarter of fiscal 2020. The decrease was primarily attributable to a decrease of $8 million in salaries and benefits expenses, a decrease of $3 million in variable incentive plan costs, and a decrease of $2 million in consulting fees.
Adjusted research and development expenses decreased by $14 million, or 20.6%, to $54 million in the first quarter of fiscal 2021 compared to $68 million in the first quarter of fiscal 2020. The decrease was due to the reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $31 million, or 25.6%, to $90 million in the first quarter of fiscal 2021 compared to $121 million in the first quarter of fiscal 2020. This decrease was primarily attributable to the benefit of $9 million in CEWS funding, a decrease of $5 million in salaries and benefits expenses, a decrease of $5 million in travel expenses, a decrease of $4 million in variable incentive plan costs, and a decrease of $4 million in marketing and advertising expenses.
Adjusted selling, marketing and administration expenses decreased by $29 million, or 25.9%, to $83 million in the first quarter of fiscal 2021 compared to $112 million in the first quarter of fiscal 2020. This decrease was primarily attributable $9 million in CEWS funding, a decrease of $5 million in variable incentive plan expenses, a decrease of $5 million in travel expenses, a decrease of $4 million in salaries and benefits expenses, and a decrease of $4 million in marketing and advertising expenses.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended May 31, 2020 compared to the quarter ended May 31, 2019. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	May 31, 2020	May 31, 2019	Change
Property, plant and equipment	$4	$5	$(1)
Intangible assets	42	44	(2)
Total	$46	$49	$(3)

	Included in Cost of Sales
	May 31, 2020	May 31, 2019	Change
Property, plant and equipment	$1	$1	$—
Intangible assets	3	3	—
Total	$4	$4	$—
Amortization included in Operating Expense
Amortization expense relating to property, plant and equipment and certain intangible assets decreased by $3 million to $46 million for the first quarter of fiscal 2021 compared to $49 million for the first quarter of fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization decreased by $1 million to $13 million in the first quarter of fiscal 2021 compared to $14 million in the first quarter of fiscal 2020.

Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations was $4 million in the first quarter of fiscal 2021, consistent with $4 million for the first quarter of fiscal 2020.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, decreased by $3 million to nil in the first quarter of fiscal 2021, compared to income of $3 million in the first quarter of fiscal 2020. The decrease in investment income was due to a lower yield on cash and investments in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.
Income Taxes
For the first quarter of fiscal 2021, the Company’s net effective income tax recovery rate was approximately 1%, compared to an effective income tax expense rate of approximately 6% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s adjusted net effective income tax recovery rate was approximately 300%, compared to a net effective income tax expense rate of approximately 38% for the same period in the prior fiscal year. The change was due to current year recoveries that do not have a corresponding tax carry forward offset.
Net Loss
The Company’s net loss for the first quarter of fiscal 2021 was $636 million, or $1.14 basic and diluted loss per share on a U.S. GAAP basis, reflecting an increase in net loss of $601 million compared to a net loss of $35 million, or $0.06 basic loss per share and $0.09 diluted loss per share, in the first quarter of fiscal 2020. The increase in net loss of $601 million was primarily due to an increase in operating expenses due to the goodwill impairment, as described above in “Operating Expenses”, a decrease in revenue, as described above in “Revenue by Product and Service” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $12 million in the first quarter of fiscal 2021 compared to $5 million in the first quarter of fiscal 2020, reflecting an increase in adjusted net income of $7 million primarily due to a decrease in operating expenses as described above in “Operating Expenses”, partially offset by a decrease in revenue as described above in “Revenue by Product and Service” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
The Company expects to be profitable on a non-GAAP basis in fiscal 2021.
The Company previously stated that it expected its financial performance in the first quarter of fiscal 2021 to be below that of the fourth quarter of fiscal 2020 due to the COVID-19 pandemic. The Company’s financial performance in the first quarter of fiscal 2021 was below that of the fourth quarter of fiscal 2020.
The weighted average number of shares outstanding was 558 million common shares for basic and diluted loss per share for the first quarter of fiscal 2021. The weighted average number of shares outstanding was 552 million common shares for basic loss per share and 612 million common shares for diluted loss per share for the first quarter of fiscal 2020.

Selected Quarterly Financial Data
The following table sets forth the Company’s unaudited quarterly consolidated results of operations data for each of the eight most recent quarters, including the quarter ended May 31, 2020. The information in the table below has been derived from the Company’s unaudited interim consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements of the Company and include all adjustments necessary for a fair presentation of information when read in conjunction with the audited consolidated financial statements of the Company. The Company’s quarterly operating results have varied substantially in the past and may vary substantially in the future. Accordingly, the information below is not necessarily indicative of results for any future quarter.

	(in millions, except per share data)
	Fiscal Year 2021	Fiscal Year 2020				Fiscal Year 2019
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Revenue	$206	$282	$267	$244	$247	$255	$226	$210
Gross margin	143	212	198	176	177	206	170	161
Operating expenses	788	253	227	219	213	178	112	122
Income (loss) before income taxes	(645)	(42)	(30)	(43)	(33)	32	60	44
Provision for (recovery of) income taxes	(9)	(1)	2	1	2	(19)	1	1
Net income (loss)	$(636)	$(41)	$(32)	$(44)	$(35)	$51	$59	$43

Earnings (loss) per share
Basic earnings (loss) per share	$(1.14)	$(0.07)	$(0.06)	$(0.08)	$(0.06)	$0.09	$0.11	$0.08
Diluted earnings (loss) per share	$(1.14)	$(0.07)	$(0.07)	$(0.10)	$(0.09)	$0.08	$(0.01)	$(0.04)

Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $35 million to $955 million as at May 31, 2020 from $990 million as at February 29, 2020, primarily as a result of changes in working capital. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at May 31, 2020.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	May 31, 2020	February 29, 2020	Change
Cash and cash equivalents	$312	$377	$(65)
Restricted cash	48	49	(1)
Short-term investments	562	532	30
Long-term investments	33	32	1
Cash, cash equivalents, and investments	$955	$990	$(35)

The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	May 31, 2020	February 29, 2020	Change
Current assets	$1,172	$1,196	$(24)
Current liabilities	1,091	1,121	(30)
Working capital	$81	$75	$6
Current Assets
The decrease in current assets of $24 million at the end of the first quarter of 2021 from the end of fourth quarter of fiscal 2020 was primarily due to a decrease in cash and cash equivalents of $65 million and accounts receivable, net of $5 million, partially offset by an increase in short term investments of $30 million, other current assets of $8 million, other receivables of $6 million and income taxes receivable of $2 million.
At May 31, 2020, accounts receivable was $210 million, a decrease of $5 million from February 29, 2020. The decrease was primarily due lower revenue recognized over the three months ended May 31, 2020 and an increase in the allowance for credit losses from the adoption of ASC 326, partially offset by an increase in days sales outstanding to 95 days at the end of the first quarter of fiscal 2021 from 70 days at the end of the fourth quarter of fiscal 2020 due to an increase in Licensing receivables which have longer net payment terms than Software and Services receivables and due to an increase in overdue balances as a result of COVID-19.
At May 31, 2020, other current assets was $60 million, an increase of $8 million from February 29, 2020. The increase was primarily due to an increase in prepaid maintenance of $5 million and an increase in prepaid insurance of $2 million.
At May 31, 2020, other receivables increased by $6 million to $20 million compared to $14 million as at February 29, 2020. The increase was primarily due to an increase of $4 million relating to the CEWS program and $1 million relating to the Strategic Innovation Fund program.
At May 31, 2020, income taxes receivable was $8 million, an increase of $2 million from February 29, 2020. The increase was primarily due to the U.S. CARES Act resulting in an increase in taxes receivable from tax loss carry backs.
Current Liabilities
The decrease in current liabilities of $30 million at the end of the first quarter of 2021 from the end of the fourth quarter of 2020 was primarily due to a decrease in accrued liabilities of $17 million and a decrease in deferred revenue of $15 million, partially offset by an increase in accounts payable of $15 million.
Accrued liabilities were $185 million, reflecting a decrease of $17 million compared to February 29, 2020, which was primarily attributable to a $8 million decrease in payroll accruals and a $8 million decrease in vendor liabilities.
Deferred revenue, current was $249 million, which reflects a decrease of $15 million compared to February 29, 2020 that was attributable to a $10 million decrease in deferred revenue, current related to BlackBerry Spark and $3 million related to AtHoc.
As at May 31, 2020, accounts payable were $46 million, reflecting an increase of $15 million from February 29, 2020, which was primarily attributable to invoices related to maintenance and telecom expenses and computer supplies.

Cash flows for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 were as follows:

	For the three months ended
	May 31, 2020	May 31, 2019	Change
Net cash flows provided by (used in):
Operating activities	$(31)	$(64)	$33
Investing activities	(39)	(129)	90
Financing activities	4	3	1
Effect of foreign exchange loss on cash and cash equivalents	—	(1)	1
Net decrease in cash and cash equivalents	$(66)	$(191)	$125
Operating Activities
The decrease in net cash flows used in operating activities of $33 million primarily reflects the net changes in working capital.
Investing Activities
During the three months ended May 31, 2020, cash flows used in investing activities were $39 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $30 million, intangible asset additions of $8 million, and acquisitions of property, plant and equipment of $1 million. For the same period in the prior fiscal year, cash flows used in investing activities were $129 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $122 million, intangible asset additions of $7 million, and acquisitions of property, plant and equipment of $2 million, offset by proceeds expected from the decrease in consideration paid for the Cylance acquisition.
Financing Activities
The increase in cash flows provided by financing activities was $1 million for the first three months of fiscal 2021 due to an increase in common shares issued.
Aggregate Contractual Obligations
The following table sets out aggregate information about the Company’s contractual obligations and the periods in which payments are due as at May 31, 2020:

	(in millions)
	Total	Less than One Year	One to Three Years	Four to Five Years	Greater than Five Years
Operating lease obligations	$158	$34	$61	$37	$26
Purchase obligations and commitments	196	110	64	22	—
Debt interest and principal payments	615	615	—	—	—
Total	$969	$759	$125	$59	$26
Purchase obligations and commitments amounted to approximately $969 million as at May 31, 2020, including future principal and interest payments of $615 million on the Debentures and operating lease obligations of $158 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at May 31, 2020 decreased by approximately $44 million as compared to the February 29, 2020 balance of approximately $1,013 million, which was attributable to a decrease in purchase obligations and commitments, a decrease in operating lease obligations and a decrease in interest payments on the Debentures.
Debenture Financing and Other Funding Sources
See Note 6 to the Consolidated Financial Statements for a description of the Debentures.
The Company has $48 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.

Cash, cash equivalents, and investments were approximately $955 million as at May 31, 2020. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future. The Company expects to repay all of its obligations under the Debentures at maturity.
The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act, or under applicable Canadian securities laws.
Accounting Policies and Critical Accounting Estimates
There have been no changes to the Company’s accounting policies or critical accounting estimates from those described under
“Accounting Policies and Critical Accounting Estimates” in the Annual MD&A, with the exception of those noted below.
The following policies have been updated to reflect the adoption of the new standard in accounting for credit losses on financial instruments and goodwill.
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
The Company’s impairment test is carried out in one step. The carrying amount of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach, discounted future cash flows, the market-based approach, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of revenue growth for our reporting units, estimation of the useful life over which cash flows will occur, terminal growth rate, profitability measures, and determination of the discount rates for the reporting units. The carrying amount of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results.
Accounts receivable, net
The accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for credit losses. The Company expects the majority of its accounts receivable balances to continue to come from large customers as it sells the majority of its software products and services through resellers and network carriers rather than directly. The Company establishes current expected credit losses (“CECL”) for pools of assets with similar risk characteristics by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company records a specific credit loss provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers change, the Company’s estimates of the recoverability of accounts receivable balances could be further adjusted.

Investments
The Company’s cash equivalents and investments, other than publicly issued equity securities and private equity investments without readily determinable fair value, consist of money market and other debt securities, which are classified as available-for-sale for accounting purposes and are carried at fair value. Unrealized gains and losses, net of related income taxes, are recorded in Accumulated Other Comprehensive Loss (“AOCL”) until such investments mature or are sold. The Company uses the specific identification method of determining the cost basis in computing realized gains or losses on available-for-sale investments, which are recorded in investment income. The Company does not exercise significant influence with respect to any of these investments. Publicly issued equity securities are recorded at fair value and revalued at each reporting period with changes in fair value recorded through investment income. The Company elects to record private equity investments without readily determinable fair value at cost minus impairment, as adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company reassesses each reporting period that its private equity investments without readily determinable fair value continue to qualify for this treatment.
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
Allowance for Credit Losses on Available-for-sales Debt Securities
The Company accounts for credit losses on available-for-sale debt securities in accordance with ASC 326. The Company adopted ASC 326 on March 1, 2020, on a modified retrospective basis. Under ASC 326, at each reporting period, the Company evaluates its available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying issuer, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Government Subsidies
The Company recognizes government subsidies as a reduction to operating expenses in the consolidated statement of operations when there is reasonable assurance the Company will receive the amount and has complied with the conditions, if any, attached to the government subsidies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2021 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2020, approximately 12% of cash and cash equivalents, 11% of accounts receivables and 32% of accounts payable were denominated in foreign currencies (February 29, 2020 – 12%, 17% and 17%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at May 31, 2020 (after hedging activities), the impact to the Company would be immaterial.

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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at May 31, 2020 was $13 million (February 29, 2020 - $9 million). There were two customers that comprised more than 10% of accounts receivable as at May 31, 2020 (February 29, 2020 - two customer that comprised more than 10%). During the first quarter of fiscal 2021, the percentage of the Company’s receivable balance that was past due increased by 11.4% compared to the fourth quarter of fiscal 2020. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments from its carrier and distributor partners of receivables exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition.
The Company’s sales to Teletry represented approximately 26% of the Company’s revenue in in the first quarter of fiscal 2021 (first quarter of fiscal 2020 - 16%). No other individual customer accounted for more than 10% of the Company’s revenue in the first quarter of fiscal 2021 or fiscal 2020. In fiscal 2018, the Company entered into a strategic licensing agreement with Teletry under which Teletry may sublicense a broad range of the Company’s patents to global smartphone manufacturers. The Company also continues to operate its own licensing program outside of Teletry’s sublicensing rights. The Company does not rely primarily on patents or other intellectual property rights to protect or establish its market position; however, it is prepared to enforce its intellectual property rights in certain technologies when attempts to negotiate mutually agreeable licenses are not successful.
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
See Note 12 to the Consolidated Financial Statements for additional information regarding the Company’s credit risk as it pertains to its foreign exchange derivative counterparties.
ITEM 4. CONTROLS AND PROCEDURES.
As of May 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the U.S. Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the three months ended May 31, 2020, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*†	Employment agreement with Billy Ho, dated March 17, 2020
10.2*†	Employment agreement with Nita White-Ivy, dated April 7, 2017
10.3*†	Employment agreement with Randall Cook, dated August 6, 2018
10.4*†	Employment agreement with Steven Capelli, dated September 23, 2019
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: June 25, 2020	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)