Form 10-Q
period 2020-08-31
BLACKBERRY Ltd
filed 2020-09-24
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020

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
Yes ☐   No  ☒

The registrant had 556,513,359 common shares issued and outstanding as of September 21, 2020.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	August 31, 2020	February 29, 2020
Assets
Current
Cash and cash equivalents (note 3)	$837	$377
Short-term investments (note 3)	58	532
Accounts receivable, net of allowance of $14 and $9, respectively (note 1 and note 4)	240	215
Other receivables	25	14
Income taxes receivable	9	6
Other current assets (note 4)	50	52
	1,219	1,196
Restricted cash and cash equivalents (note 3)	49	49
Long-term investments (note 3)	33	32
Other long-term assets (note 4)	29	65
Operating lease right-of-use assets, net	96	124
Property, plant and equipment, net (note 4)	56	70
Goodwill (note 4)	848	1,437
Intangible assets, net (note 4)	841	915
	$3,171	$3,888
Liabilities
Current
Accounts payable	$29	$31
Accrued liabilities (note 4)	179	202
Income taxes payable (note 5)	9	18
Debentures (note 6)	610	606
Deferred revenue, current (note 11)	229	264
	1,056	1,121
Deferred revenue, non-current (note 11)	87	109
Operating lease liabilities	106	120
Other long-term liabilities (note 4)	8	9
	1,257	1,359
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 556,467,825 voting common shares (February 29, 2020 - 554,199,016 )	2,788	2,760
Deficit	(861)	(198)
Accumulated other comprehensive loss (note 9)	(13)	(33)
	1,914	2,529
	$3,171	$3,888
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Barbara Stymiest
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended August 31, 2020
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2020	$2,777	$(838)	$(26)	$1,913
Net loss	—	(23)	—	(23)
Other comprehensive income	—	—	13	13
Stock-based compensation	9	—	—	9
Shares issued:
Exercise of stock options	2	—	—	2
Balance as at August 31, 2020	$2,788	$(861)	$(13)	$1,914

	Three Months Ended August 31, 2019
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2019	$2,708	$(81)	$(30)	$2,597
Net loss	—	(44)	—	(44)
Other comprehensive loss	—	—	(5)	(5)
Stock-based compensation	14	—	—	14
Balance as at August 31, 2019	$2,722	$(125)	$(35)	$2,562

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Six Months Ended August 31, 2020
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2020	$2,760	$(198)	$(33)	$2,529
Net loss	—	(659)	—	(659)
Other comprehensive income	—	—	20	20
Cumulative impact of adoption of ASC 326	—	(4)	—	(4)
Stock-based compensation (note 7)	22	—	—	22
Shares issued:
Exercise of stock options (note 7)	3	—	—	3
Employee share purchase plan (note 7)	3	—	—	3
Balance as at August 31, 2020	$2,788	$(861)	$(13)	$1,914

	Six Months Ended August 31, 2019
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2019	$2,688	$(32)	$(20)	$2,636
Net loss	—	(79)	—	(79)
Other comprehensive loss	—	—	(15)	(15)
Cumulative impact of adoption of ASC 842	—	(14)	—	(14)
Stock-based compensation	31	—	—	31
Shares issued:
Exercise of stock options	1	—	—	1
Employee share purchase plan	2	—	—	2
Balance as at August 31, 2019	$2,722	$(125)	$(35)	$2,562

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Revenue (note 11)	$259	$244	$465	$491
Cost of sales	60	68	123	138
Gross margin	199	176	342	353

Operating expenses
Research and development	57	62	114	133
Selling, marketing and administration	79	130	169	251
Amortization	46	48	92	97
Impairment of goodwill (note 3)	—	—	594	—
Impairment of long-lived assets (note 3)	21	2	21	2
Debentures fair value adjustment (note 6)	18	(23)	19	(51)
	221	219	1,009	432
Operating loss	(22)	(43)	(667)	(79)
Investment income (loss), net	(5)	—	(5)	3
Loss before income taxes	(27)	(43)	(672)	(76)
Provision for (recovery of) income taxes (note 5)	(4)	1	(13)	3
Net loss	$(23)	$(44)	$(659)	$(79)
Loss per share (note 8)
Basic	$(0.04)	$(0.08)	$(1.18)	$(0.14)
Diluted	$(0.04)	$(0.10)	$(1.18)	$(0.19)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Net loss	$(23)	$(44)	$(659)	$(79)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and six months ended August 31, 2020 and August 31, 2019	4	1	3	—
Foreign currency translation adjustment, net of income taxes of $1 million and $1 million, respectively, for the three and six months ended August 31, 2020 (net of income taxes of nil for the three and six months ended August 31, 2019)	2	(1)	3	(2)
Net change in fair value from instrument-specific credit risk on the Debentures, net of income taxes of $1 million and $2 million, respectively, for the three and six months ended August 31, 2020 (net of income taxes of nil for the three and six months ended August 31, 2019) (note 6)	7	(6)	14	(13)
Other comprehensive income (loss)	13	(6)	20	(15)
Comprehensive loss	$(10)	$(50)	$(639)	$(94)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Six Months Ended
	August 31, 2020	August 31, 2019
Cash flows from operating activities
Net loss	$(659)	$(79)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	100	107
Stock-based compensation	22	31
Impairment of goodwill	594	—
Impairment of long-lived assets	21	2
Non-cash consideration received from contracts with customers	—	(8)
Debentures fair value adjustment (note 6)	19	(51)
Operating leases	(2)	(12)
Other	(3)	5
Net changes in working capital items
Accounts receivable, net	(29)	11
Other receivables	(11)	1
Income taxes receivable	(3)	(1)
Other assets	43	(10)
Accounts payable	(2)	(11)
Accrued liabilities	(21)	(26)
Income taxes payable	(12)	1
Deferred revenue	(57)	(7)
Net cash used in operating activities	—	(47)
Cash flows from investing activities
Acquisition of long-term investments	(1)	—
Acquisition of property, plant and equipment	(3)	(6)
Acquisition of intangible assets	(16)	(16)
Business acquisitions, net of cash acquired	—	1
Acquisition of short-term investments	(320)	(553)
Proceeds on sale or maturity of short-term investments	794	532
Net cash provided by (used in) investing activities	454	(42)
Cash flows from financing activities
Issuance of common shares	6	3
Payment of finance lease liability	(1)	(1)
Net cash provided by financing activities	5	2
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	1	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	460	(88)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	426	582
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$886	$494
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 29, 2020 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and six months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2021. The consolidated balance sheet at February 29, 2020 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
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
The economic downturn and uncertainty caused by the COVID-19 outbreak and the measures undertaken to contain its spread have negatively affected the Company’s QNX automotive software business and have caused volatility in demand for the Company’s products and services, adversely affecting the ability of the Company’s sales and professional services teams to meet with customers and provide service, impacted spending from new customers and increased sales cycle times. The Company continues to evaluate the current and potential impact of the COVID-19 outbreak on its business, results of operations and consolidated financial statements, including the impairment of goodwill and indefinite-lived intangible assets and the collectability of receivables.
During the first quarter of fiscal 2021, this uncertainty resulted in the Company making significant judgements related to its estimates and assumptions concerning impairment of goodwill and indefinite-lived intangible assets and the collectability of receivables.
During the second quarter of fiscal 2021, this uncertainty resulted in the Company making significant judgements related to its estimates and assumptions concerning impairment of certain operating lease right-of-use (“ROU”) assets and associated property, plant and equipment.
As of the date of issuance of the financial statements, the Company is not aware of any additional events or circumstances which would require it to update its estimates, judgements, or revise the carrying value of its assets or liabilities, other than the COVID-19 pandemic as discussed above and below in Note 3. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
The Company remains focused on continuity plans and preparedness measures in the event that certain jurisdictions or sectors of the economy remain closed for an extended period or are shut down again. Although the Company experienced sequential revenue growth and observed a partial recovery in global automotive production volumes in the second quarter of fiscal 2021, the Company believes that the COVID-19 pandemic has had and may continue to have a material adverse impact on the Company’s consolidated business, results of operations and financial condition in fiscal 2021. Further, the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

effects of the pandemic may not be fully reflected in the Company’s business until future periods. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect its liquidity position.
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements, except as described below, which were adopted during fiscal 2021.
Accounting Standards Adopted During Fiscal 2021
ASC 350, Goodwill and Other
In January 2017, the Financial Accounting Standards Board (“FASB”) released ASU 2017-04 on the topic of Intangibles— Goodwill and Other (ASC 350). ASU 2017-04 simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Previously, under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments of ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company will recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments in this update were effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this standard on March 1, 2020.
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
Events and circumstances resulted in a goodwill impairment test being conducted as at May 31, 2020; see Note 3.
Accounts receivable, net
The accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for credit losses. The Company expects the majority of its accounts receivable balances to continue to come from large customers as it sells the majority of its software products and services through distributor partners, such as resellers and network carriers, rather than directly. The Company establishes current expected credit losses (“CECL”) for pools of assets with similar risk characteristics by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company records a specific credit loss provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers change, the Company’s estimates of the recoverability of accounts receivable balances could be further adjusted.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Allowance for Credit Losses on Available-for-sale Debt Securities
The Company accounts for credit losses on available-for-sale debt securities in accordance with ASC 326. The Company adopted ASC 326 on March 1, 2020, on a modified retrospective basis. Under ASC 326, at each reporting period, the Company evaluates its available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying issuer, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Government Subsidies
The Company recognizes government subsidies as a reduction to operating expenses in the consolidated statement of operations when there is reasonable assurance the Company will receive the amount and has complied with the conditions, if any, attached to the government subsidies.
2.    ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In August 2020, the FASB issued a new accounting standard on the topic of debt with conversion and other options, ASU 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its results of operations, financial position and disclosures.
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
For a description of how the fair values of the 3.75% Debentures (as defined in Note 6) are determined, see the “Convertible debentures” accounting policies in Note 1 to the Annual Financial Statements.
Non-Recurring Fair Value Measurements
Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease right-of-use (“ROU”) assets, intangible assets and goodwill.
Goodwill Impairment
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Impairment of Long-Lived Assets
During the second quarter of fiscal 2021, the Company decided to exit and seek subleases for certain leased facilities and made a change in the estimate of future sublease activity of a previously exited facility. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $21 million consisting of $16 million related to operating lease ROU assets for those facilities and $5 million related to property, plant and equipment associated with those facilities. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate (six months ended August 31, 2019 - $2 million impairment charge related to ROU assets).
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at August 31, 2020 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash
Bank balances	$793	$—	$—	$793	$793	$—	$—	$—
Other investments	33	—	—	33	—	—	33	—
	826	—	—	826	793	—	33	—
Level 1:
Equity securities	10	—	(8)	2	—	2	—	—

Level 2:
Term deposits and certificates of deposits	49	—	—	49	—	—	—	49
Bearer deposit notes	19	—	—	19	19	—	—	—
Commercial paper	62	—	—	62	25	37	—	—
Non-U.S. promissory notes	19	—	—	19	—	19	—	—
	149	—	—	149	44	56	—	49
	$985	$—	$(8)	$977	$837	$58	$33	$49

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The components of cash, cash equivalents and investments by fair value level as at February 29, 2020 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$100	$—	$—	$100	$100	$—	$—	$—
Other investments	32	—	—	32	—	—	32	—
	132	—	—	132	100	—	32	—
Level 1:
Equity securities	10	—	(8)	2	—	2	—	—

Level 2:
Term deposits, certificates of deposits, and GICs	118	—	—	118	44	25	—	49
Bankers’ acceptances/bearer deposit notes	84	—	—	84	30	54	—	—
Commercial paper	276	—	—	276	108	168	—	—
Non-U.S. promissory notes	133	—	—	133	25	108	—	—
Non-U.S. government sponsored enterprise notes	144	—	—	144	—	144	—	—
Non-U.S. treasury bills/notes	56	—	—	56	25	31	—	—
U.S. treasury bills/notes	45	—	—	45	45	—	—	—
	856	—	—	856	277	530	—	49
	$998	$—	$(8)	$990	$377	$532	$32	$49
As at August 31, 2020, the Company had private equity investments without readily determinable fair value of $33 million (February 29, 2020 - $32 million).
There were no realized gains or losses on available-for-sale securities for the three and six months ended August 31, 2020 (realized losses of nil for the three and six months ended August 31, 2019).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at August 31, 2020 and February 29, 2020 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	August 31, 2020	February 29, 2020
Cash and cash equivalents	$837	$377
Restricted cash and cash equivalents	49	49
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$886	$426
The contractual maturities of available-for-sale investments as at August 31, 2020 and February 29, 2020 were as follows:

	As at
	August 31, 2020		February 29, 2020
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$149	$149	$856	$856
No fixed maturity	10	2	10	2
	$159	$151	$866	$858
As at August 31, 2020, the Company had investments with continuous unrealized losses totaling $8 million, consisting of unrealized losses on equity securities (February 29, 2020 - continuous unrealized losses totaling $8 million).
4. CONSOLIDATED BALANCE SHEET DETAILS
    Accounts Receivable, Net
The allowance for credit losses as at August 31, 2020 was $14 million (February 29, 2020 - $9 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

Six Months Ended
August 31, 2020
Beginning balance as of February 29, 2020	$9
Impact of adopting ASC 326	4
Current period provision for expected credit losses	1
Ending balance of the allowance for credit loss as at August 31, 2020	$14
The allowance for credit losses as at August 31, 2020 consists of $5 million relating to CECL estimated based on days past due and region, $7 million relating to specific customers that were evaluated separately and $2 million relating to CECL estimated for long-term accounts receivables.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

There were two customers that comprised more than 10% of accounts receivable as at August 31, 2020 (February 29, 2020 - two customers comprised more than 10%).
Other Current Assets
As at August 31, 2020, other current assets include items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in all periods presented.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	August 31, 2020	February 29, 2020
Cost
Buildings, leasehold improvements and other	$66	$72
BlackBerry operations and other information technology	81	84
Manufacturing, repair and research and development equipment	73	73
Furniture and fixtures	10	11
	230	240
Accumulated amortization	174	170
Net book value	$56	$70
Intangible Assets, Net
Intangible assets comprised the following:

	As at August 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,022	$676	$346
Intellectual property	497	292	205
Other acquired intangibles	494	204	290
	$2,013	$1,172	$841

	As at February 29, 2020
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,019	$636	$383
Intellectual property	489	275	214
Other acquired intangibles	494	176	318
	$2,002	$1,087	$915
For the six months ended August 31, 2020, amortization expense related to intangible assets amounted to $89 million (six months ended August 31, 2019 - $95 million)
Total additions to intangible assets for six months ended August 31, 2020 amounted to $16 million (six months ended August 31, 2019 - $16 million). During the six months ended August 31, 2020, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at August 31, 2020, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2021 and each of the five succeeding years is expected to be as follows: fiscal 2021 - $85 million; fiscal 2022 - $146 million; fiscal 2023 - $116 million; fiscal 2024 - $107 million; fiscal 2025 - $101 million and fiscal 2026 - $95 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the six months ended August 31, 2020 were as follows:

Carrying Amount
Carrying amount as at February 29, 2020	1,437
Goodwill impairment charge (see Note 3)	(594)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	5
Carrying amount as at August 31, 2020	$848
Other Long-term Assets
As at August 31, 2020, other long-term assets include long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.
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
5.    INCOME TAXES
For the six months ended August 31, 2020, the Company’s net effective income tax recovery rate was approximately 2% compared to a net effective income tax expense rate of 4% for the six months ended August 31, 2019. The Company’s income tax rate reflects the change in unrecognized income tax benefit and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the Debentures, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at August 31, 2020 were $36 million (February 29, 2020 - $72 million). As at August 31, 2020, $32 million of the unrecognized income tax benefits have been netted against deferred income tax assets and $4 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
6.    DEBENTURES
3.75% Convertible Debentures
On September 7, 2016, Fairfax Financial Holdings Limited (“Fairfax”) and other institutional investors invested in the Company through a private placement of new debentures in an aggregate amount of $605 million (the “3.75% Debentures”).
Interest on the 3.75% Debentures is payable quarterly in arrears at a rate of 3.75% per annum. The 3.75% Debentures mature on November 13, 2020, and each $1,000 of 3.75% Debentures is convertible at any time into 100 common shares of the Company, for a total of 60.5 million common shares at a price of $10.00 per share for all 3.75% Debentures, subject to adjustments. Covenants associated with the 3.75% Debentures include limitations on the Company’s total indebtedness.
Under specified events of default, the outstanding principal and any accrued interest on the 3.75% Debentures become immediately due and payable upon request of holders holding not less than 25% of the principal amount of the 3.75% Debentures then outstanding. During an event of default, the interest rate rises to 7.75% per annum.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The 3.75% Debentures are subject to a change of control provision whereby the Company would be required to make an offer to repurchase the 3.75% Debentures at 115% of par value if a person or group (not affiliated with Fairfax) acquires 35% of the Company’s outstanding common shares, acquires all or substantially all of its assets, or if the Company merges with another entity and the Company’s existing shareholders hold less than 50% of the common shares of the surviving entity.
On July 22, 2020, the Company announced that, with the required approval of the holders of the 3.75% Debentures, it would redeem the 3.75% Debentures for a redemption amount of approximately $615 million (the “Redemption Amount”), which would settle all outstanding obligations of the Company in respect of the 3.75% Debentures. The redemption was completed on September 1, 2020, after the end of the second quarter of fiscal 2021.
As at August 31, 2020, the fair value of the 3.75% Debentures was determined to be the Redemption Amount of $615 million, which includes $5 million in accrued interest.
The following table summarizes the change in fair value of the 3.75% Debentures for the six months ended August 31, 2020:

As at
August 31, 2020
Balance as at February 29, 2020	606
Change in fair value of the 3.75% Debentures	4
Balance as at August 31, 2020	$610
The difference between the fair value of the 3.75% Debentures and the unpaid principal balance of $605 million is $5 million.  The fair value of the 3.75% Debentures is measured using Level 2 fair value inputs.
The following table shows the impact of the changes in fair value of the 3.75% Debentures for the three and six months ended August 31, 2020 and August 31, 2019:

	Three Months Ended		Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$(18)	$23	$(19)	$51
Income (charge) associated with the change in fair value from instrument-specific credit components recorded in AOCL	7	(6)	15	(13)
Total decrease (increase) in the fair value of the 3.75% Debentures	$(11)	$17	$(4)	$38
For the three and six months ended August 31, 2020, the Company recorded interest expense related to the 3.75% Debentures of $6 million and $11 million, respectively, which has been included in investment income, net on the Company’s consolidated statements of operations (three and six months ended August 31, 2019 - $6 million and $11 million, respectively).

Fairfax, a related party under U.S. GAAP, purchased $500 million principal amount of the 3.75% Debentures. As such, the payment to Fairfax of interest on the 3.75% Debentures represents a related-party transaction. Fairfax receives interest at the same rate as other holders of the 3.75% Debentures.
1.75% Convertible Debentures
On July 22, 2020, as subsequently updated on August 28, 2020, the Company announced that it had entered into an agreement with Fairfax and another institutional investor for the issuance of an aggregate of $365 million principal amount of new 1.75% unsecured convertible debentures maturing on November 13, 2023 (the “1.75% Debentures”) on a private placement basis. These were issued on September 1, 2020, after the end of the second quarter of fiscal 2021. Fairfax agreed to acquire $330 million principal amount of the 1.75% Debentures and receives interest at the same rate as the other holder of the 1.75% Debentures. The 1.75% Debentures have terms that are substantially identical to those of the 3.75% Debentures except that the 1.75% Debentures are convertible into common shares at a price of $6.00 per common share, bear a lower rate of interest at 1.75% per annum, are subject to a higher approval threshold for extraordinary resolutions and mature in 2023. Additionally, the 1.75% Debentures cannot be converted to the extent that, after giving

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

effect to the conversion, the holder would beneficially own or exercise control or direction over more than 19.99% of the Company’s then issued and outstanding shares. Quarterly and annual interest expense on the 1.75% Debentures will be approximately $2 million and $6 million, respectively.
7.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the six months ended August 31, 2020:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 29, 2020	554,199	$2,760
Exercise of stock options	911	3
Common shares issued for restricted share unit settlements	559	—
Stock-based compensation	—	22
Common shares issued for employee share purchase plan	799	3
Common shares outstanding as at August 31, 2020	556,468	$2,788
The Company had 557 million voting common shares outstanding, 4 million options to purchase voting common shares, 24 million RSUs and 1 million DSUs outstanding as at September 21, 2020. In addition, 60.5 million common shares are issuable upon conversion in full of the 3.75% Debentures as described in Note 6, prior to their redemption. An aggregate of 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Net loss for basic and diluted loss per share available to common shareholders	$(23)	$(44)	$(659)	$(79)
Less: Debentures fair value adjustment (1) (2)	—	(23)	—	(51)
Add: interest expense on Debentures (1) (2)	—	6	—	11
Net loss for diluted loss per share available to common shareholders	$(23)	$(61)	$(659)	$(119)

Weighted average number of shares outstanding (000’s) - basic (3) (4)	558,882	552,343	558,365	552,096
Effect of dilutive securities (000’s)
Conversion of Debentures (1) (2)	—	60,500	—	60,500
Weighted average number of shares and assumed conversions (000’s) diluted	558,882	612,843	558,365	612,596
Loss per share - reported
Basic	$(0.04)	$(0.08)	$(1.18)	$(0.14)
Diluted	$(0.04)	$(0.10)	$(1.18)	$(0.19)
______________________________
(1) The Company has not presented the dilutive effect of the 3.75% Debentures using the if-converted method in the calculation of diluted loss per share for the three and six months ended August 31, 2020, as to do so would be antidilutive. See Note 6 for details on the 3.75% Debentures.
(2) The Company has presented the dilutive effect of the 3.75% Debentures using the if-converted method, assuming conversion at the beginning of the quarter for the three and six months ended August 31, 2019. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the 3.75% Debentures and interest expense incurred on the 3.75% Debentures in the three and six months ended August 31, 2019, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the 3.75% Debentures.
(3) The three and six months ended August 31, 2020, includes 2,802,067 common shares remaining to be issued in equal installments on the next two anniversary dates of the Cylance acquisition, in consideration for the acquisition. The three and six months ended August 31, 2019, includes 4,182,189 common shares to be issued in equal installments on the three anniversary dates of the Cylance acquisition, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three and six months ended August 31, 2020, and three and six months ended August 31, 2019, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the six months ended August 31, 2020 were as follows:

	Foreign Currency Cumulative Translation Adjustment	Accumulated Net Unrealized Losses on Cash Flow Hedges	Other Post-Employment Benefit Obligations	Change in fair value from instrument-specific credit risk on Debentures	Total
AOCL as at February 29, 2020	$(9)	$(1)	$(1)	$(22)	$(33)
Other comprehensive income before reclassification	3	$1	$—	14	$18
Amounts reclassified from AOCL into net loss	—	2	—	—	2
Change in cumulative comprehensive income (loss) for the period	3	3	—	14	20
AOCL as at August 31, 2020	$(6)	$2	$(1)	$(8)	$(13)
During the three and six months ended August 31, 2020, nil losses and $2 million in losses (pre-tax and post-tax), respectively, associated with cash flow hedges were reclassified from AOCL into selling, marketing and administration expenses (three and six months ended August 31, 2019 - nil losses).
10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $49 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business and in support of patent litigation in certain jurisdictions as of August 31, 2020. See the discussion of restricted cash in Note 3.
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
As of August 31, 2020, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no material accrual has been made. Further, there are claims

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

outstanding for which the Company has assessed the potential loss as reasonably probable to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex (e.g., once a patent is identified, the analysis of the patent and a comparison to the activities of the Company is a labour-intensive and highly technical process); the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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
On March 14, 2014, the four putative U.S. class actions were consolidated in the U.S. District Court for the Southern District of New York, and on May 27, 2014, a consolidated amended class action complaint was filed. On March 13, 2015, the Court issued an order granting the Company’s motion to dismiss. The Court denied the plaintiffs’ motion for reconsideration and for leave to file an amended complaint on November 13, 2015. On August 24, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court order dismissing the complaint, but vacated the order denying leave to amend and remanded to the District Court for further proceedings in connection with the plaintiffs’ request for leave to amend. The Court granted the plaintiffs’ motion for leave to amend on September 13, 2017. On September 29, 2017, the plaintiffs filed a second consolidated amended class action complaint (the “Second Amended Complaint”), which added the Company’s former Chief Legal Officer as a defendant. The Court denied the motion to dismiss the Second Amended Complaint on March 19, 2018. On January 4, 2019, the Court issued an order placing the case on its suspense calendar but allowed fact and expert discovery to continue. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On October 17, 2019, Cho and Ulug filed a Notice of Appeal. Cho and Ulug filed their opening brief on February 20, 2020, the Company filed its opposition brief on May 21, 2020, and Cho and Ulug filed their reply brief on June 11, 2020. Fact discovery was completed on January 31, 2020, and expert discovery is scheduled to be completed by November 13, 2020. The Court removed the case from its suspense calendar on May 29, 2020. Plaintiffs filed a motion for class certification on June 8, 2020, the defendants filed oppositions on August 10, 2020, and the plaintiffs’ reply is due September 28, 2020. No other dates have been set.
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
On February 4, 2019, a putative employment class action and California Private Attorney General Act claim was filed against the Company in the San Joaquin County Superior Court alleging the Company (i) failed to provide itemized wage statements in violation of California Labor Code Section 226(a); and (ii) failed to pay all wages due at termination in violation of California Labor Code Section 201. The complaint seeks statutory penalties, injunctive relief, interest, costs, and attorneys’ fees. The Company filed its answer denying the allegations in the complaint on March 18, 2019. On August 22, 2019, the Company filed a Motion for Summary Adjudication of the named plaintiff’s wage statement claims. The Court denied the motion on January 21, 2020. The parties entered into a settlement agreement on June 4, 2020. The Court granted preliminary settlement approval and certified the proposed class on July 16, 2020. The final settlement approval hearing is scheduled for October 20, 2020.
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the 10-day average closing price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at August 31, 2020, the liability recorded in association with this award is approximately $2 million (February 29, 2020 - $1 million).
As at August 31, 2020, the Company has received $13 million in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
North America (1)	$195	$179	345	339
Europe, Middle East and Africa	48	47	89	108
Other regions	16	18	31	44
Total	$259	$244	$465	$491

North America (1)	75.3%	73.4%	74.2%	69.0%
Europe, Middle East and Africa	18.5%	19.3%	19.1%	22.0%
Other regions	6.2%	7.3%	6.7%	9.0%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Total revenue, classified by product and service type, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Software and Services	$151	$168	$299	$336
Licensing and Other	108	76	166	155
Total	$259	$244	$465	$491
Software and Services includes revenue from the Company’s BlackBerry Spark® software platform and BlackBerry IoT Solutions. The BlackBerry Spark platform includes a suite of security software products and services, including the BlackBerry Spark® Unified Endpoint Security Suite, BlackBerry® UEM, BlackBerry® Dynamics™ and BlackBerry® Workspaces. BlackBerry IoT Solutions includes revenue from BlackBerry Technology Solutions, which consists of BlackBerry® QNX®, BlackBerry Certicom®, BlackBerry Radar® and other IoT applications, and from BlackBerry® AtHoc® and SecuSUITE. Software and Services revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
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
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Products and services transferred over time	$125	$117	$241	$269
Products and services transferred at a point in time	134	127	224	222
Total	$259	$244	$465	$491

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the six months ended August 31, 2020:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 29, 2020	$267	$373	$28
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	420	245	14
Decrease due to payment, fulfillment of performance obligations, or other	(429)	(302)	(19)
Decrease, net	(9)	(57)	(5)
Closing balance as at August 31, 2020	$258	$316	$23
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at August 31, 2020 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at August 31, 2020
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$239	$85	$32	$356
Revenue recognized for performance obligations satisfied in prior periods
For the three and six months ended August 31, 2020, nil and $1 million of revenue was recognized relating to performance obligations satisfied in a prior period (three and six months ended August 31, 2019 - nil).
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
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	August 31, 2020		February 29, 2020
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$336	$809	$374	$657
United States	1,469	2,190	2,132	3,071
Other	36	172	40	160
	$1,841	$3,171	$2,546	$3,888
Information About Major Customers
There was one customer that comprised 40% and 34% of the Company’s revenue in three and six months ended August 31, 2020, respectively (three and six months ended August 31, 2019 - two customers that comprised 15% and 10% and one customer that comprised 12%, respectively).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

12.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Six Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Interest paid during the period	$6	$6	$11	$11
Income taxes paid during the period	2	2	2	3
Income tax refunds received during the period	—	—	1	2
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2021 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2020, approximately 5% of cash and cash equivalents, 12% of accounts receivable and 46% of accounts payable were denominated in foreign currencies (February 29, 2020 – 12%, 17% and 17%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued debentures with a fixed interest rate, as described in Note 6. The fair value of the debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at August 31, 2020, no single issuer represented more than 31% of the total cash, cash equivalents and investments (February 29, 2020 - no single issuer represented more than 8% of the total cash, cash equivalents and investments), representing cash balances at one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the counterparties on a daily basis, subject to exposure and transfer thresholds. As at August 31, 2020, the Company had no collateral held or posted with counterparties (February 29, 2020 - $1 million in collateral posted).
Liquidity risk
Cash, cash equivalents, and investments were approximately $977 million as at August 31, 2020. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

On July 22, 2020, the Company announced that, with the required approval of the holders of the 3.75% Debentures, it would redeem the 3.75% Debentures for a redemption amount of approximately $615 million, which would settle all outstanding obligations of the Company in respect of the 3.75% Debentures. The redemption was completed on September 1, 2020, after the end of the second quarter of fiscal 2021. Also on July 22, 2020, as subsequently updated on August 28, 2020, the Company announced that it had entered into an agreement with Fairfax and another institutional investor for the issuance of an aggregate of $365 million principal amount of the 1.75% Debentures maturing on November 13, 2023. These were issued on September 1, 2020, after the end of the second quarter of fiscal 2021.
Government subsidies
During the first quarter of fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the three and six months ended August 31, 2020, recorded $18 million and $27 million, respectively, in government subsidies as a reduction to operating expenses in the consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and six months ended August 31, 2020, included in Part I, Item 1 of this Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 29, 2020 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to its revenue in fiscal 2021 and fiscal 2022;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - COVID-19”, “Results of Operations - Three months ended August 31, 2020 compared to the three months ended August 31, 2019 - Revenue - Revenue by Product and Service”, “Financial Condition - Debenture Financing and Other Funding Sources”, and in Part III of this Form 10-Q “Quantitative and Qualitative Disclosures About Market Risk - Credit and Customer Concentration”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions particularly in light of COVID-19, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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

Strategy
The Company is widely recognized for its intelligent security software and services, and believes that it delivers the broadest set of security capabilities in the market to connect, secure and manage every endpoint in the Internet of Things (IoT). The Company leverages its extensive technology portfolio to offer best-in-class security, safety and reliability to enterprise customers in growing segments of the IoT, cybersecurity, connected transportation, healthcare, financial services and government markets.
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
The Company’s go-to-market strategy focuses principally on generating revenue from enterprise software, services and licensing. The Company continues to build its channel partner and developer programs to bolster its direct sales and marketing efforts and promote the growth of an IoT ecosystem.
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
The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry Spark® Unified Endpoint Security Suite, BlackBerry® UEM, BlackBerry® Dynamics™ and BlackBerry® Workspaces. These solutions are offered primarily through BlackBerry Spark® Suites, a range of tailored cybersecurity and endpoint management options.
The BlackBerry Spark UES Suite offers leading AI and machine learning-based cybersecurity solutions, including: BlackBerry® Protect, an EPP solution that uses machine learning to prevent suspicious behavior and the execution of malicious code on an endpoint; BlackBerry® Optics, an EDR solution that provides both visibility into and prevention of malicious activity on an endpoint; and BlackBerry® Guard, a managed detection and response solution that provides continuous threat hunting and monitoring. The Company also offers incident response, compromised assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks.
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
BlackBerry IoT Solutions
The BlackBerry IoT Solutions business consists of BlackBerry Technology Solutions (“BTS”), BlackBerry® AtHoc® and SecuSUITE.

The principal component of BTS is BlackBerry QNX, a global provider of real-time operating systems, middleware, development tools, and professional services for connected embedded systems in the automotive, medical, industrial automation and other markets. A recognized leader in automotive software, BlackBerry QNX offers a growing portfolio of safety-certified, secure and reliable platform solutions and is focused on achieving design wins with automotive original equipment manufacturers (“OEMs”), Tier 1 vendors and automotive semiconductor suppliers. These solutions include the Neutrino® real-time operating system and the BlackBerry QNX® CAR platform, the most advanced embedded software platform for the autonomous vehicle market, as well as other products designed to alleviate the challenges of compliance with ISO 26262, the automotive industry’s functional safety standard. Additionally, the Company’s secure automotive over-the-air software update management service allows OEMs to manage the life cycle of the software and security in their vehicles.
The Company is developing a concept system to integrate BlackBerry Spark capabilities, including AI and machine learning technologies, with BlackBerry QNX automotive solutions.
In addition to BlackBerry QNX, BTS includes the BlackBerry Radar® asset tracking solution, BlackBerry Certicom® cryptography and key management products, and BlackBerry Messenger (BBM®) Enterprise service.
BlackBerry AtHoc is a secure critical event management platform that enables people, devices and organizations to exchange critical information in real time during business continuity and life safety operations. The platform securely connects with a diverse set of endpoints to distribute emergency mass notifications, improve personnel accountability and facilitate the bidirectional collection and sharing of data within and between organizations. BlackBerry AtHoc earned Federal Risk and Authorization Management Program (“FedRAMP”) authorization in fiscal 2018 and helps to protect more than 70% of U.S. government personnel.
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
In addition, in recent years, the Company has licensed its device security software and service suite and related brand assets to outsourcing partners who design, manufacture, market and provide customer support for BlackBerry-branded handsets featuring the Company’s secure Android™ software. The Company also entered into licensing arrangements with manufacturers of other devices with embedded BlackBerry cybersecurity technology.
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

•Announced that BlackBerry UEM achieved National Information Assurance Partnership (NIAP) and U.S. Department of Defense Information Network (DoDIN) approvals;
•Announced that BlackBerry® UES was validated by MITRE ATT&CK APT29, which examines the ability to detect sophisticated tactics and techniques used by APT29, a group that cybersecurity experts believe operates on behalf of the Russian government;
•Introduced AtHoc Managed Service to enable organizations of any size to maintain crisis communications capability;
•Announced the launch of BlackBerry AtHoc Public Safety Edition to support local governments and universities with critical event management programs;
•Announced dedicated European Union market version of the BlackBerry AtHoc service to comply with data residency mandates;
•Announced that BlackBerry is making available PE Tree, a free open-source tool for cybersecurity professionals that significantly reduces the time and effort required to reverse engineer malware;
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
•Announced expanded partnerships with Vodafone and TELUS to offer BlackBerry AtHoc as their secure critical event management and crisis communications solution;
•Announced that the BlackBerry Enterprise Partner Program and the BlackBerry Cylance Partner Program both received a 5-Star rating from CRN for the fourth consecutive year;
•Announced that the BlackBerry® Government Mobility Suite has achieved Federal Risk and Authorization Management Program (FedRAMP) authorization;
•Announced that the U.S. Air Force chose BlackBerry Spark for secure productivity;
•Expanded the leadership position of the BlackBerry AtHoc crisis communication system within the U.S. federal government;
•Announced that the German Development Agency chose BlackBerry AtHoc as its emergency mass notification system;
•Announced that StradVision will utilize the QNX® Software Development Platform within a number of next generation advanced driver assistance systems (ADAS) and autonomous vehicles from South Korean automakers;
•Announced that the Neutrino operating system will power ADAS systems in Canoo’s next generation electric vehicles;
•Announced the development of an autonomous driving domain controller with Desay SV Automotive for the Xpeng P7 intelligent electric sports sedan;
•Entered into a partnership with Dedrone, a market and technology leader in airspace security, to deliver advanced counter-drone technology to secure the world’s most critical sites;
•Announced that Sliced Tech will host SecuSUITE for Government for Australian government and enterprise customers;
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
Environmental, Sustainability and Corporate Governance:
•Expanded the Company’s commitment to the United Nations Global Compact Sustainable Development Goals;
•Extended the Company’s partnership with the American Red Cross by donating BlackBerry AtHoc software to support community safety and resilience;
•Appointed Thomas Eacobacci as President; and
•Appointed Marjorie Dickman as Chief Government Affairs and Public Policy Officer.

Debt Redemption and New Issuance

On September 1, 2020, the Company redeemed its outstanding 3.75% unsecured convertible debentures (the “3.75% Debentures”) for a redemption amount of approximately $615 million (the “Redemption Amount”), which settled all outstanding obligations of the Company in respect of the 3.75% Debentures.
On September 1, 2020, the Company issued an aggregate of $365 million principal amount of new 1.75% unsecured convertible debentures maturing on November 13, 2023 (the “1.75% Debentures”) to Fairfax and another institutional investor on a private placement basis. Fairfax agreed to acquire $330 million principal amount of the 1.75% Debentures and receives interest at the same rate as the other holder of the 1.75% Debentures. The 1.75% Debentures have terms that are substantially identical to those of the 3.75% Debentures except that the 1.75% Debentures are convertible into common shares at a price of $6.00 per common share, bear a lower rate of interest at 1.75% per annum, are subject to a higher approval threshold for extraordinary resolutions and mature in 2023. Additionally, the 1.75% Debentures cannot be converted to the extent that, after giving effect to the conversion, the holder would beneficially own or exercise control or direction over more than 19.99% of the Company’s then issued and outstanding shares. Quarterly and annual interest expense on the 1.75% Debentures will be approximately $2 million and $6 million, respectively.
COVID-19
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) as a global pandemic and extraordinary actions have been taken by international, federal, state, provincial and local governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world. The COVID-19 outbreak and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The pandemic has also disrupted the normal operations of the Company and the businesses of many of the Company’s customers, suppliers and distribution partners.
To protect the health and safety of the Company’s employees, contractors, customers and visitors, the Company responded rapidly to COVID-19 by proactively mandating remote working, utilizing virtual meetings and suspending employee travel. All of the Company’s currently planned customer, industry and other stakeholder events have been shifted to virtual-only experiences, and the Company may deem it advisable to similarly alter, postpone, or cancel entirely, additional events in the future. To the extent that public health protocols have accommodated returning to work at certain of the Company’s facilities, the Company has implemented additional safety measures at its facilities, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices. The Company has a limited history of having a remote workforce and the long-term impact on, and the resulting types of continuing investments for, the Company’s employee base is uncertain.
In response to certain anticipated and ongoing impacts from the COVID-19 pandemic, the Company has also implemented a series of temporary cost reduction measures to further preserve financial flexibility. These actions include the postponement of certain discretionary spending and capital expenditures, taking advantage of the broad-based employer relief provided by governments in Canada, the United States and other jurisdictions, temporarily suspending certain company matching contributions to employee retirement savings plans and deferring increases in the base salaries of many employees and executives.
The economic downturn and uncertainty caused by the COVID-19 outbreak and the measures undertaken to contain its spread are expected to continue to negatively affect the Company’s QNX automotive software business and have caused volatility in demand for the Company’s products and services, adversely affected the ability of the Company’s sales and professional services teams to meet with customers and provide service, negatively impacted expected spending from new customers and increased sales cycle times.
Although the Company experienced sequential revenue growth and observed a partial recovery in global automotive production volumes in the second quarter of fiscal 2021, the Company believes that the COVID-19 pandemic has had and may continue to have a material adverse impact on the Company’s consolidated business, results of operations and financial condition in fiscal 2021. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect its liquidity position.
The ultimate impact of the COVID-19 pandemic will depend on, among other things, the duration and severity of the pandemic, the governmental restrictions that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. In light of the changing nature of the COVID-19 pandemic and uncertainty regarding the duration, severity, and possible resurgence of the pandemic and government actions in response thereto, the long-term impact on the Company’s business may not be fully reflected until future periods.
The Company continues to evaluate the current and potential impact of the COVID-19 outbreak on its business, results of operations and consolidated financial statements, including the impairment of goodwill, indefinite-lived intangible assets and long-lived assets and the collectability of receivables. The Company also continues to actively monitor developments and business conditions that may cause it to take further actions that alter business operations as may be required by applicable authorities or that the Company determines are in the best interests of its employees, customers, suppliers and stockholders.
Second Quarter Fiscal 2021 Summary Results of Operations
The following table sets forth certain unaudited consolidated statements of operations data for the quarter ended August 31, 2020 compared to the quarter ended August 31, 2019 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	August 31, 2020	August 31, 2019	Change
Revenue	$259	$244	$15
Gross margin	199	176	23
Operating expenses	221	219	2
Investment loss, net	(5)	—	(5)
Loss before income taxes	(27)	(43)	16
Provision for (recovery of) income taxes	(4)	1	(5)
Net loss	$(23)	$(44)	$21
Loss per share - reported
Basic	$(0.04)	$(0.08)
Diluted	$(0.04)	$(0.10)

Weighted-average number of shares outstanding (000’s)
Basic (1)	558,882	552,343
Diluted (2)	558,882	612,843
______________________________
(1)Basic loss per share on a U.S. GAAP basis for second quarter of fiscal 2021 includes 2,802,067 common shares remaining to be issued in equal installments on the next two anniversary dates of the Cylance acquisition, in consideration for the acquisition. Basic loss per share on a U.S. GAAP basis for the second quarter of fiscal 2020 includes 4,182,189 common shares to be issued in equal installments on the three anniversary dates of the Cylance acquisition, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(2)Diluted loss per share on a U.S. GAAP basis for the second quarter of fiscal 2021 does not include the dilutive effect of the 3.75% Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the second quarter of fiscal 2021 and 2020 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
Financial Highlights
The Company had approximately $977 million in cash, cash equivalents and investments as of August 31, 2020 and $990 million in cash, cash equivalents and investments as of February 29, 2020.
In the second quarter of fiscal 2021, the Company recognized revenue of $259 million and incurred a net loss of $23 million, or $0.04 basic and diluted loss per share on a U.S. GAAP basis. In the second quarter of fiscal 2020, the Company recognized revenue of $244 million and incurred a net loss of $44 million, or $0.08 basic and $0.10 diluted loss per share on a U.S. GAAP basis.
The Company recognized adjusted revenue of $266 million and adjusted net income of $62 million, and adjusted earnings of $0.11 per share, in the second quarter of fiscal 2021. The Company recognized adjusted revenue of $261 million and adjusted net income of $1 million, and adjusted earnings of nil per share, in the second quarter of fiscal 2020. See “Non-GAAP Financial Measures” below.
Debentures Fair Value Adjustment
As previously disclosed, the Company elected the fair value option to account for the 3.75% Debentures; therefore, periodic revaluation has been and continues to be required under U.S. GAAP. The fair value adjustment does not impact the terms of the 3.75% Debentures such as the face value, the redemption features or the conversion price. The fair value as at August 31, 2020 was determined to be the Redemption Amount established in connection with the announced redemption of the 3.75% Debentures, as described above in “Business Overview - Debt Redemption and New Issuance”.
In the second quarter of fiscal 2021, the fair value of the 3.75% Debentures increased by approximately $11 million. For the three months ended August 31, 2020, the Company recorded non-cash income relating to changes in fair value from instrument specific credit risk of $7 million in Other Comprehensive Income (Loss) (“OCI”) and a non-cash charge relating to changes in fair value from non-credit components of $18 million (pre-tax and after tax) (the “Q2 Fiscal 2021 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. For the six months ended August 31, 2020, the Company recorded non-cash income relating to changes in fair value from instrument specific credit risk of $15 million in OCI and a non-cash charge relating to changes in fair value from non-credit components of $19 million (pre-tax and after tax) (the “Fiscal 2021 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On September 24, 2020, the Company announced financial results for the three and six months ended August 31, 2020, which included certain non-GAAP financial measures, including adjusted revenue, adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense and free cash flow.
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP measures provide readers of the Company’s financial statements with a consistent basis for comparison across accounting periods and is useful in helping readers understand the Company’s operating results and underlying operational trends.
•Debentures fair value adjustment. The Company has elected to measure its outstanding 3.75% Debentures at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the 3.75% Debentures is recalculated and resulting non-cash income and charges from the change in fair value from non-credit components of the 3.75% Debentures are recognized in income. The amount can vary each period depending on changes to the Company’s share price. This is not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended August 31, 2020 and August 31, 2019
Readers are cautioned that adjusted revenue, adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense and free cash flow and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.

A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended August 31, 2020 and August 31, 2019 to adjusted financial measures is reflected in the tables below:

For the Three Months Ended (in millions)	August 31, 2020	August 31, 2019
Revenue	$259	$244
Software deferred revenue acquired (1)	7	17
Adjusted revenue	$266	$261

Gross margin	$199	$176
Software deferred revenue acquired (1)	7	17
Restructuring charges	—	1
Stock compensation expense	1	1
Adjusted gross margin	$207	$195

Gross margin %	76.8%	72.1%
Software deferred revenue acquired (1)	0.6%	1.8%
Restructuring charges	—%	0.4%
Stock compensation expense	0.4%	0.4%
Adjusted gross margin %	77.8%	74.7%
______________________________
(1) See Reconciliation of U.S. GAAP Software and Services revenue to adjusted Software and Services revenue

Reconciliation of operating expense for the three months ended August 31, 2020, May 31, 2020 and August 31, 2019 to adjusted operating expense is reflected in the tables below:

For the Three Months Ended (in millions)	August 31, 2020	May 31, 2020	August 31, 2019
Operating expense	$221	$788	$219
Restructuring charges	1	1	—
Stock compensation expense	8	12	13
Debenture fair value adjustment (1)	18	1	(23)
Software deferred commission expense acquired	(3)	(3)	(4)
Acquired intangibles amortization	32	33	36
Business acquisition and integration costs	—	—	2
Goodwill impairment charge	—	594	—
LLA impairment charge	21	—	2
Adjusted operating expense	$144	$150	$193
______________________________
(1) See “Second Quarter Fiscal 2021 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended August 31, 2020 and August 31, 2019 to adjusted net income and adjusted basic earnings per share is reflected in the tables below:

For the Three Months Ended (in millions, except per share amounts)	August 31, 2020		August 31, 2019
		Basic earnings (loss) per share		Basic earnings (loss) per share
Net loss	$(23)	$(0.04)	$(44)	$(0.08)
Software deferred revenue acquired	7		17
Restructuring charges	1		1
Stock compensation expense	9		14
Debenture fair value adjustment	18		(23)
Software deferred commission expense acquired	(3)		(4)
Acquired intangibles amortization	32		36
Business acquisition and integration costs	—		2
LLA impairment charge	21		2
Adjusted net income	$62	$0.11	$1	$0.00
Reconciliation of U.S. GAAP Software and Services revenue for the three months ended August 31, 2020 and August 31, 2019 to adjusted Software and Services revenue is reflected in the tables below:

For the Three Months Ended (in millions)	August 31, 2020	August 31, 2019
Software and Services Revenue	$151	$168
Software deferred revenue acquired	7	17
Adjusted Software and Services revenue	$158	$185
Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended August 31, 2020 and August 31, 2019 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the tables below:

For the Three Months Ended (in millions)	August 31, 2020	August 31, 2019
Research and development	$57	$62
Stock compensation expense	2	3
Adjusted research and development	$55	$59

Selling, marketing and administration	$79	$130
Restructuring charges	1	—
Software deferred commission expense acquired	(3)	(4)
Stock compensation expense	6	10
Business acquisition and integration costs	—	2
Adjusted selling, marketing and administration	$75	$122

Amortization	$46	$48
Acquired intangibles amortization	32	36
Adjusted amortization	$14	$12

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended August 31, 2020 and August 31, 2019 are reflected in the table below.

For the Three Months Ended (in millions)	August 31, 2020	August 31, 2019
Operating loss	$(22)	$(43)
Non-GAAP adjustments to operating loss
Software deferred revenue acquired	7	17
Restructuring charges	1	1
Stock compensation expense	9	14
Debenture fair value adjustment	18	(23)
Software deferred commission expense acquired	(3)	(4)
Acquired intangibles amortization	32	36
Business acquisition and integration costs	—	2
LLA impairment charge	21	2
Total non-GAAP adjustments to operating loss	85	45
Adjusted operating income	63	2
Amortization	50	54
Acquired intangibles amortization	(32)	(36)
Adjusted EBITDA	$81	$20

Adjusted revenue (per above)	$266	$261
Adjusted operating income margin % (1)	24%	1%
Adjusted EBITDA margin % (2)	30%	8%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by adjusted revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by adjusted revenue

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the six months ended August 31, 2020 and August 31, 2019.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the six months ended August 31, 2020 and August 31, 2019 to adjusted financial measures is reflected in the tables below:

For the six months ended (in millions)	August 31, 2020	August 31, 2019
Revenue	$465	$491
Software deferred revenue acquired (1)	15	37
Adjusted revenue	$480	$528

Gross margin	$342	$353
Software deferred revenue acquired (1)	15	37
Restructuring charges	—	2
Stock compensation expense	3	2
Adjusted gross margin	$360	$394

Gross margin %	73.5%	71.9%
Software deferred revenue acquired (1)	0.9%	1.9%
Restructuring charges	—%	0.4%
Stock compensation expense	0.6%	0.4%
Adjusted gross margin %	75.0%	74.6%

Operating expense	$1,009	$432
Restructuring charges	2	—
Stock compensation expense	20	29
Debenture fair value adjustment (2)	19	(51)
Software deferred commission expense acquired	(6)	(9)
Acquired intangibles amortization	65	71
Business acquisition and integration costs	—	3
Goodwill impairment charge	594	—
LLA impairment charge	21	2
Adjusted operating expense	$294	$387
______________________________
(1) See Reconciliation of U.S. GAAP Software and Services revenue to adjusted Software and Service revenue
(2) See “Second Quarter Fiscal 2021 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the six months ended August 31, 2020 and August 31, 2019 to the adjusted net income and adjusted basic earnings per share is reflected in the tables below:

For the six months ended (in millions, except per share amounts)	August 31, 2020		August 31, 2019
		Basic earnings (loss) per share		Basic earnings (loss) per share
Net loss	$(659)	$(1.18)	$(79)	$(0.14)
Software deferred revenue acquired	15		37
Restructuring charges	2		2
Stock compensation expense	23		31
Debenture fair value adjustment	19		(51)
Software deferred commission expense acquired	(6)		(9)
Acquired intangibles amortization	65		71
Business acquisition and integration costs	—		3
Goodwill impairment charge	594		—
LLA impairment charge	21		2
Acquisition valuation allowance	—		(1)
Adjusted net income	$74	$0.13	$6	$0.01
Reconciliation of U.S. GAAP Software and Services revenue for the six months ended August 31, 2020 and August 31, 2019 to adjusted Software and Services revenue is reflected in the tables below:

For the six months ended (in millions)	August 31, 2020	August 31, 2019
Software and Services Revenue	$299	$336
Software deferred revenue acquired	15	37
Adjusted Software and Services Revenue	$314	$373
Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the six months ended August 31, 2020 and August 31, 2019 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the tables below:

For the six months ended (in millions)	August 31, 2020	August 31, 2019
Research and development	$114	$133
Stock compensation expense	5	6
Adjusted research and development	$109	$127

Selling, marketing and administration	$169	$251
Restructuring charges	2	—
Software deferred commission expense acquired	(6)	(9)
Stock compensation expense	15	23
Business acquisition and integration costs	—	3
Adjusted selling, marketing and administration	$158	$234

Amortization	$92	$97
Acquired intangibles amortization	65	71
Adjusted amortization	$27	$26

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the six months ended August 31, 2020 and August 31, 2019 are reflected in the table below.

For the six months ended (in millions)	August 31, 2020	August 31, 2019
Operating loss	$(667)	$(79)
Non-GAAP adjustments to operating loss
Software deferred revenue acquired	15	37
Restructuring charges	2	2
Stock compensation expense	23	31
Debenture fair value adjustment	19	(51)
Software deferred commission expense acquired	(6)	(9)
Acquired intangibles amortization	65	71
Business acquisition and integration costs	—	3
Goodwill impairment charge	594	—
LLA impairment charge	21	2
Total non-GAAP adjustments to operating loss	733	86
Adjusted operating income	66	7
Amortization	100	107
Acquired intangibles amortization	(65)	(71)
Adjusted EBITDA	$101	$43

Adjusted revenue (per above)	$480	$528
Adjusted operating income margin % (1)	14%	1%
Adjusted EBITDA margin % (2)	21%	8%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by adjusted revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by adjusted revenue
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimate future performance. Readers are cautioned that billings, recurring revenue percentage, annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), net customer churn rate and free cash flow do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies.
Billings
The Company defines billings as amounts invoiced less credits issued. The Company considers billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Total Company billings increased in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 and compared to the first quarter of fiscal 2021.
Total Software and Services billings increased 23% in the second quarter of fiscal 2021 compared to the first quarter of fiscal 2021.
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
Total adjusted Software and Services product revenue, excluding professional services, was approximately 90% recurring in the second quarter of fiscal 2021 and greater than 90% recurring in the second quarter of fiscal 2020.
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Software and Services ARR was approximately $486 million in the second quarter of fiscal 2021.
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
Software and Services DBNRR was 92% in the second quarter of fiscal 2021.
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
Net customer churn rate was approximately 3% in the second quarter of fiscal 2021.
Free Cash Flow
Free cash flow is a measure of liquidity calculated as net operating cash flow minus capital expenditures. Free cash flow does not have any standardized meaning as prescribed by U.S. GAAP and therefore may not be comparable to similar measures presented by other companies. The Company uses free cash flow when assessing its sources of liquidity, capital resources, and quality of earnings. Free cash flow is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. For the three months ended August 31, 2020, the Company’s net cash flow provided by operating activities was $31 million and capital expenditures were $2 million, resulting in the Company reporting free cash flow of $29 million.
Results of Operations - Three months ended August 31, 2020 compared to the three months ended August 31, 2019
Revenue
Revenue by Product and Service
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Three Months Ended (in millions)
	August 31, 2020	August 31, 2019	Change
Revenue by Product and Service
Software and Services	$151	$168	$(17)
Licensing and Other	108	76	32
	$259	$244	$15

% Revenue by Product and Service
Software and Services	58.3%	68.9%
Licensing and Other	41.7%	31.1%
	100.0%	100.0%

Software and Services
Software and Services revenue was $151 million, or 58.3% of revenue, in the second quarter of fiscal 2021, a decrease of $17 million compared to $168 million, or 68.9% of revenue, in the second quarter of fiscal 2020. The decrease in Software and Services revenue of $17 million was primarily due to a decrease of $21 million in recurring royalties in BlackBerry QNX, due to the slowdown in the automotive market related to the COVID-19 pandemic and the conversion in the prior fiscal year of certain existing royalty-bearing licenses to fixed pricing from volume-based pricing, a decrease of $4 million in renewal billings in BlackBerry AtHoc, a decrease of $4 million relating to professional services and a decrease of $4 million relating to non-automotive OEM business, partially offset by an increase of $15 million related to sales of products and services in BlackBerry Spark.
Adjusted Software and Services revenue was $158 million in the second quarter of fiscal 2021, a decrease of $27 million compared to $185 million in the second quarter of fiscal 2020. Adjusted Software and Services revenue decreased due to the reasons described above on a U.S. GAAP basis and due to a decrease of $10 million in the non-GAAP adjustment of deferred software revenue acquired to $7 million in the second quarter of fiscal 2021 from $17 million in the second quarter of fiscal 2020.
The Company expects Software and Services, excluding BTS, to have a slight U.S. GAAP and adjusted revenue growth in the second half of fiscal 2021. The Company expects sequential BTS revenue growth in the third quarter and fourth quarter of fiscal 2021, returning to a revenue run rate of approximately $50 million per quarter in early fiscal 2022.
Licensing and Other
Licensing and Other revenue was $108 million, or 41.7% of revenue, in the second quarter of fiscal 2021, an increase of $32 million compared to $76 million, or 31.1% of revenue, in the second quarter of fiscal 2020. The increase in Licensing and Other revenue of $32 million was primarily due to an increase in revenue from the Company’s patent licensing agreement with Teletry, partially offset by a decrease in direct licensing arrangements. SAF revenue, which is generated from users of BlackBerry 7 and prior BlackBerry operating systems, also decreased by $2 million, primarily due to a lower number of BlackBerry 7 users and lower revenue from those users compared to the second quarter of fiscal 2020.
The Company previously stated that it expected total Company adjusted revenue to be higher in the second quarter of fiscal 2021 than in the first quarter of fiscal 2021. The Company’s total adjusted revenue was higher in the second quarter of fiscal 2021 than in the first quarter of fiscal 2021.
The Company previously stated that it expected the rate of sequential adjusted revenue growth to be higher for the Licensing and Other group than for the Software and Services group. The Company’s rate of sequential adjusted revenue growth was higher for the Licensing and Other group than for the Software and Services group.
The Company expects Licensing revenue to be modestly above $250 million in fiscal 2021. The Company previously stated that it expected Licensing revenue to be approximately $250 million in fiscal 2021.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	August 31, 2020	August 31, 2019	Change
Revenue by Geography
North America	$195	$179	$16
Europe, Middle East and Africa	48	47	1
Other regions	16	18	(2)
	$259	$244	$15

% Revenue by Geography
North America	75.3%	73.4%
Europe, Middle East and Africa	18.5%	19.3%
Other regions	6.2%	7.3%
	100.0%	100.0%

North America Revenue
Revenue in North America was $195 million, or 75.3% of revenue, in the second quarter of fiscal 2021, reflecting an increase of $16 million compared to $179 million, or 73.4% of revenue, in the second quarter of fiscal 2020. Revenue in North America increased compared to the second quarter of fiscal 2020 primarily due to an increase of $34 million in Licensing and Other revenue, partially offset by a decrease of $16 million in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service” and a decrease of $4 million in renewal billings in BlackBerry AtHoc.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $48 million or 18.5% of revenue in the second quarter of fiscal 2021, reflecting an increase of $1 million compared to $47 million or 19.3% of revenue in the second quarter of fiscal 2020. The increase in revenue is primarily due to an increase of $4 million in BlackBerry Spark revenue due to the reasons discussed above in “Revenue by Product and Service”, partially offset by a decrease of $3 million in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service”.
Other Regions Revenue
Revenue in other regions was $16 million or 6.2% of revenue in the second quarter of fiscal 2021, reflecting a decrease of $2 million compared to $18 million or 7.3% of revenue in the second quarter of fiscal 2020. The decrease in revenue is primarily due to a $3 million decrease in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service”, partially offset by an increase of $2 million in BlackBerry Spark revenue due to the reasons discussed above in “Revenue by Product and Service”.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $23 million to approximately $199 million in the second quarter of fiscal 2021 from $176 million in the second quarter of fiscal 2020. The increase was primarily due to an increase in revenue from Licensing and Other and BlackBerry Spark, partially offset by a decrease in gross margin in BlackBerry QNX due to the reasons discussed above in “Revenue by Product and Service”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 4.7% to approximately 76.8% of consolidated revenue in the second quarter of fiscal 2021 from 72.1% of consolidated revenue in the second quarter of fiscal 2020. The increase was primarily due to a higher gross margin percentage associated with Licensing and Other, partially offset by a lower gross margin percentage associated with BlackBerry QNX due to the reasons discussed above in “Revenue by Product and Service”.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended August 31, 2020, compared to the quarter ended May 31, 2020 and the quarter ended August 31, 2019. The Company believes it is meaningful to provide a sequential comparison between the second quarter of fiscal 2021 and the first quarter of fiscal 2021.

	For the Three Months Ended (in millions)
	August 31, 2020	May 31, 2020	August 31, 2019
Revenue	$259	$206	$244
Operating expenses
Research and development	57	57	62
Selling, marketing and administration	79	90	130
Amortization	46	46	48
Impairment of long-lived assets	21	—	2
Impairment of goodwill	—	594	—
Debentures fair value adjustment	18	1	(23)
Total	$221	$788	$219

Operating Expenses as % of Revenue
Research and development	22.0%	27.7%	25.4%
Selling, marketing and administration	30.5%	43.7%	53.3%
Amortization	17.8%	22.3%	19.7%
Impairment of long-lived assets	8.1%	—%	0.8%
Impairment of goodwill	—%	288.3%	—%
Debentures fair value adjustment	6.9%	0.5%	(9.4)%
Total	85.3%	382.5%	89.8%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended August 31, 2020, May 31, 2020 and August 31, 2019.
U.S. GAAP Operating Expenses
Operating expenses decreased by $567 million, or 72.0%, to $221 million, or 85.3% of revenue, in the second quarter of fiscal 2021, compared to $788 million, or 382.5% of revenue, in the first quarter of fiscal 2021. The decrease was primarily attributable to goodwill impairment of $594 million in the first quarter of fiscal 2021 which did not recur, an increase of $9 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy (“CEWS”) program to support the business through the COVID-19 pandemic, and a decrease of $5 million in stock compensation expense, partially offset by a $21 million increase in long-lived asset impairment, the difference between the Q2 Fiscal 2021 Debentures Fair Value Adjustment and Q1 fiscal 2021 debentures fair value adjustment of $17 million, and an increase of $5 million in legal expenses.
Operating expenses increased by $2 million, or 0.9%, to $221 million, or 85.3% of revenue, in the second quarter of fiscal 2021, compared to $219 million, or 89.8% of revenue, in the second quarter of fiscal 2020. The increase was primarily attributable to the difference between the Q2 Fiscal 2021 Debentures Fair Value Adjustment and Q2 fiscal 2020 debentures fair value adjustment of $41 million and an increase of $19 million in impairment of long-lived assets, partially offset by the benefit of $18 million in CEWS funding, costs associated with a direct intellectual property (“IP”) licensing arrangements of $18 million in the second quarter of fiscal 2020 which did not recur, a decrease of $8 million in salaries and benefits expenses and a decrease of $5 million in travel expenses.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $6 million, or 4.0%, to $144 million in the second quarter of fiscal 2021 compared to $150 million in the first quarter of fiscal 2021. The decrease was primarily attributable to an increase of $9 million in CEWS funding and a foreign exchange benefit of $3 million, partially offset by an increase of $5 million in legal expenses and a decrease of $1 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX (“SIF”).
Adjusted operating expenses decreased by $49 million, or 25.4%, to $144 million in the second quarter of fiscal 2021, compared to $193 million in the second quarter of fiscal 2020. The decrease was primarily attributable to the benefit of $18 million in CEWS funding, costs associated with direct IP licensing arrangements of $18 million in the second quarter of fiscal 2020 which did not recur, a decrease of $9 million in salaries and benefits expenses, and a decrease of $5 million in travel expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $5 million, or 8.1%, to $57 million in the second quarter of fiscal 2021 compared to $62 million in the second quarter of fiscal 2020. The decrease was primarily attributable to a decrease of $5 million in salaries and benefits expenses and a decrease of $2 million in consulting fees, partially offset by a decrease of $3 million in SIF claims.
Adjusted research and development expenses decreased by $4 million, or 6.8%, to $55 million in the second quarter of fiscal 2021 compared to $59 million in the second quarter of fiscal 2020. The decrease was due to the reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $51 million, or 39.2%, to $79 million in the second quarter of fiscal 2021 compared to $130 million in the second quarter of fiscal 2020. This decrease was primarily attributable to the benefit of $18 million in CEWS funding, costs associated with direct IP licensing arrangements of $18 million in the second quarter of fiscal 2020 which did not recur, a decrease of $4 million in travel expenses, a decrease of $4 million in stock compensation expense, and a decrease of $4 million in marketing and advertising expenses, partially offset by an increase of $2 million in variable incentive plan costs.
Adjusted selling, marketing and administration expenses decreased by $47 million, or 38.5%, to $75 million in the second quarter of fiscal 2021 compared to $122 million in the second quarter of fiscal 2020. This decrease was primarily attributable to the benefit of $18 million in CEWS funding, costs associated with direct IP licensing arrangements of $18 million in the second quarter of fiscal 2020 which did not recur, a decrease of $4 million in travel expenses, a decrease of $4 million in marketing and advertising expenses and a decrease of $3 million in salaries and benefits expenses, partially offset by an increase of $2 million in variable incentive plan costs.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended August 31, 2020 compared to the quarter ended August 31, 2019. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	August 31, 2020	August 31, 2019	Change
Property, plant and equipment	$5	$4	$1
Intangible assets	41	44	(3)
Total	$46	$48	$(2)

	Included in Cost of Sales
	August 31, 2020	August 31, 2019	Change
Property, plant and equipment	$1	$2	$(1)
Intangible assets	3	4	(1)
Total	$4	$6	$(2)

Amortization included in Operating Expense
Amortization expense relating to property, plant and equipment and certain intangible assets decreased by $2 million to $46 million for the second quarter of fiscal 2021 compared to $48 million for the second quarter of fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization increased by $2 million to $14 million in the second quarter of fiscal 2021 compared to $12 million in the second quarter of fiscal 2020 due to an increase in intangible assets.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations decreased by $2 million to $4 million in the second quarter of fiscal 2021 compared to $6 million in the second quarter of fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the 3.75% Debentures, decreased by $5 million to investment loss of $5 million in the second quarter of fiscal 2021, compared to income of nil in the second quarter of fiscal 2020. The decrease in investment income was due to a lower yield on cash and investments in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020.
Income Taxes
For the second quarter of fiscal 2021, the Company’s net effective income tax recovery rate was approximately 15%, compared to an effective income tax expense rate of approximately 2% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the 3.75% Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the second quarter of fiscal 2021 was $23 million, or $0.04 basic and diluted loss per share on a U.S. GAAP basis, reflecting a decrease in net loss of $21 million compared to a net loss of $44 million, or $0.08 basic loss per share and $0.10 diluted loss per share, in the second quarter of fiscal 2020. The decrease in net loss of $21 million was primarily due to an increase in revenue, as described above in “Revenue by Product and Service” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by to an increase in operating expenses, as described above in “Operating Expenses”.
Adjusted net income was $62 million in the second quarter of fiscal 2021 compared to $1 million in the second quarter of fiscal 2020, reflecting an increase in adjusted net income of $61 million primarily due to a decrease in operating expenses as described above in “Operating Expenses”, an increase in revenue as described above in “Revenue by Product and Service” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
The weighted average number of shares outstanding was 559 million common shares for basic and diluted loss per share for the second quarter of fiscal 2021. The weighted average number of shares outstanding was 552 million common shares for basic loss per share and 613 million common shares for diluted loss per share for the second quarter of fiscal 2020.

Results of Operations - Six months ended August 31, 2020 compared to the six months ended August 31, 2019
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the six months ended August 31, 2020 and August 31, 2019:

	For the six months ended
	(in millions, except for share and per share amounts)
	August 31, 2020	August 31, 2019	Change
Revenue	$465	$491	$(26)
Gross margin	342	353	(11)
Operating expenses	1,009	432	577
Investment income (loss), net	(5)	3	(8)
Loss before income taxes	(672)	(76)	(596)
Provision for (recovery of) income taxes	(13)	3	(16)
Net loss	$(659)	$(79)	$(580)
Loss per share - reported
Basic	$(1.18)	$(0.14)	$(1.04)
Diluted	$(1.18)	$(0.19)	$(0.99)

Weighted-average number of shares outstanding (000’s)
Basic (1)	558,365	552,096
Diluted (2)	558,365	612,596
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the first six months of fiscal 2021 includes approximately 2,802,067 common shares remaining to be issued in equal installments on the next two anniversary dates of the Cylance acquisition, in consideration for the acquisition. Basic loss per share on a U.S. GAAP basis for the first six months of fiscal 2020 includes approximately 4,182,189 common shares to be issued in equal installments on the three anniversary dates of the Cylance acquisition, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(2)Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2021 does not include the dilutive effect of the 3.75% Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2021 and fiscal 2020 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
Revenue
Revenue by Product and Service
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the six months ended
	(in millions)
	August 31, 2020	August 31, 2019	Change
Revenue by Product and Service
Software and Services	$299	$336	$(37)
Licensing and Other	166	155	11
	$465	$491	$(26)

% Revenue by Product and Service
Software and Services	64.3%	68.4%
Licensing and Other	35.7%	31.6%
	100.0%	100.0%

Software and Services
Software and Services revenue was $299 million, or 64.3% of revenue in the first six months of fiscal 2021, a decrease of $37 million compared to $336 million, or 68.4% of revenue in the first six months of fiscal 2020. The decrease in Software and Services revenue of $37 million was primarily due to a decrease of $40 million in recurring royalties in BlackBerry QNX, due to the slowdown in the automotive market related to the COVID-19 pandemic and the conversion in the prior fiscal year of certain existing royalty-bearing licenses to fixed pricing from volume-based pricing, a decrease of $8 million relating to professional services and a decrease of $7 million relating to non-automotive OEM business, partially offset by an increase of $21 million related to sales of products and services in BlackBerry Spark.
Adjusted Software and Services revenue was $314 million in the first six months of fiscal 2021 compared to $373 million in the first six months of fiscal 2020, representing a decrease of $59 million. The $59 million decrease in adjusted Software and Services revenue was primarily attributable to the same reasons described above on a U.S. GAAP basis and due to a decrease of $22 million in the non-GAAP adjustment of deferred software revenue acquired to $15 million in the first six months of fiscal 2021 from $37 million in the first six months of fiscal 2020.
Licensing and Other
Licensing and Other revenue was $166 million, or 35.7% of revenue in the first six months of fiscal 2021, an increase of $11 million compared to $155 million, or 31.6% of revenue in the first six months of fiscal 2020. The increase in Licensing and Other revenue of $11 million was primarily due to a $49 million increase in revenue from the Company’s patent licensing agreement with Teletry, partially offset by a decrease in direct licensing arrangements, a decrease of $23 million in revenue from the BBM Consumer licensing arrangement and a decrease of $8 million from mobility licensing arrangements. SAF revenue, which is generated from users of BlackBerry 7 and prior BlackBerry operating systems, also decreased by $6 million, primarily due to a lower number of BlackBerry 7 users and lower revenue from those users compared to the first six months of fiscal 2020.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the six months ended
	(in millions)
	August 31, 2020	August 31, 2019	Change
Revenue by Geography
North America	$345	$339	$6
Europe, Middle East and Africa	89	108	(19)
Other regions	31	44	(13)
	$465	$491	$(26)

% Revenue by Geography
North America	74.2%	69.0%
Europe, Middle East and Africa	19.1%	22.0%
Other regions	6.7%	9.0%
	100.0%	100.0%
North America Revenue
Revenue in North America was $345 million, or 74.2% of revenue, in the first six months of fiscal 2021, reflecting an increase of $6 million compared to $339 million, or 69.0% of revenue in the first six months of fiscal 2020. The increase in North American revenue is primarily due to an increase of $49 million in Licensing and Other revenue and $9 million in BlackBerry Spark revenue, partially offset by a decrease of $24 million in BlackBerry QNX revenue, due to the reasons discussed above in “Revenue by Product and Service” and a decrease of $23 million in revenue from the BBM Consumer licensing arrangement.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $89 million, or 19.1% of revenue, in the first six months of fiscal 2021, reflecting a decrease of $19 million compared to $108 million, or 22.0% of revenue, in the first six months of fiscal 2020. The decrease in revenue is primarily due to decreases of $13 million in BlackBerry QNX revenue and $4 million in SAF revenue, due to the reasons discussed above in “Revenue by Product and Service”, partially offset by an increase of $4 million in hardware sales in Secusmart.

Other Regions Revenue
Revenue in other regions was $31 million, or 6.7% of revenue, in the first six months of fiscal 2021, reflecting a decrease of $13 million compared to $44 million, or 9.0% of revenue, in the first six months of fiscal 2020. The decrease in revenue is primarily due to a decrease of $8 million from mobility licensing arrangements and a decrease of $4 million in BlackBerry QNX revenue, due to the reasons discussed above in “Revenue by Product and Service”, partially offset by an increase of $3 million in BlackBerry Spark revenue due to the reasons discussed above in “Revenue by Product and Service”.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $11 million to approximately $342 million in the first six months of fiscal 2021 from $353 million in the first six months of fiscal 2020. The decrease was primarily due to a decrease in gross margin in BlackBerry QNX, partially offset by increases in revenue in Licensing and Other and BlackBerry Spark, due to the reasons discussed above in “Revenue by Product and Service”.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 1.6%, to approximately 73.5% of consolidated revenue in the first six months of fiscal 2021 from 71.9% of consolidated revenue in the first six months of fiscal 2020. The increase was primarily due to a higher gross margin percentage associated with Licensing and Other, partially offset by a lower gross margin percentage associated with BlackBerry QNX due to the reasons discussed above in “Revenue by Product and Service”.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the six months ended August 31, 2020, compared to the six months ended August 31, 2019.

	For the six months ended
	(in millions)
	August 31, 2020	August 31, 2019	Change
Revenue	$465	$491	$(26)
Operating expenses
Research and development	114	133	(19)
Selling, marketing and administration	169	251	(82)
Amortization	92	97	(5)
Impairment of goodwill	594	—	594
Impairment of long-lived assets	21	2	19
Debentures fair value adjustment	19	(51)	70
Arbitration awards and settlements, net	—	—	—
Total	$1,009	$432	$577

Operating Expense as % of Revenue
Research and development	24.5%	27.1%
Selling, marketing and administration	36.3%	51.1%
Amortization	19.8%	19.8%
Impairment of goodwill	127.7%	—%
Impairment of long-lived assets	4.5%	0.4%
Debentures fair value adjustment	4.1%	(10.4)%
Arbitration awards and settlements, net	—%	—%
Total	217.0%	87.9%

See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the six months ended August 31, 2020 and August 31, 2019.

U.S. GAAP Operating Expenses
Operating expenses increased by $577 million, or 133.6%, to $1,009 million, or 217.0% of revenue in the first six months of fiscal 2021, compared to $432 million, or 87.9% of revenue, in the first six months of fiscal 2020. The increase was primarily attributable to an increase of $594 million in goodwill impairment, the difference between the Fiscal 2021 Debentures Fair Value Adjustment and fiscal 2020 debentures fair value adjustment of $70 million, and an increase of $19 million in impairment of long-lived assets, partially offset by the benefit of $27 million in CEWS funding, costs associated with direct IP licensing arrangements of $18 million in the first six months of fiscal 2020 which did not recur, a decrease of $21 million in salaries and benefits expense, a decrease of $10 million in travel expense and a decrease of $8 million in stock compensation expense.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $93 million, or 24.0%, to $294 million in the first six months of fiscal 2021, compared to $387 million in the first six months of 2020. The decrease was primarily attributable to the benefit of $27 million in CEWS funding, costs associated with direct IP licensing arrangements of $18 million in the first six months of 2020 which did not recur, a decrease of $21 million in salaries and benefits expense, a decrease of $10 million in travel expense and a decrease of $8 million in marketing and advertising expense.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $19 million, or 14.3%, to $114 million, or 24.5% of revenue, in the first six months of fiscal 2021, compared to $133 million, or 27.1% of revenue, in the first six months of fiscal 2020. The decrease was primarily attributable to a decrease of $13 million in salaries and benefits expense, a decrease of $3 million in consulting fees and a decrease of $1 million in variable incentive plan costs, partially offset by a decrease of $3 million in SIF claims.
Adjusted research and development expenses decreased by $18 million, or 14.2% to $109 million in the first six months of fiscal 2021 compared to $127 million in the first six months of fiscal 2020. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $82 million, or 32.7%, to $169 million, or 36.3% of revenue, in the first six months of fiscal 2021 compared to $251 million in the first six months of fiscal 2020, or 51.1% of revenue. The decrease was primarily attributable to the benefit of $27 million in CEWS funding, costs associated with direct IP licensing arrangements of $18 million in the first six months of 2020 which did not recur, a decrease of $9 million in travel expense, a decrease of $8 million salaries and benefits expense and a decrease of $8 million in stock compensation expense.
Adjusted selling, marketing and administration expenses decreased by $76 million, or 32.5%, to $158 million in the first six months of fiscal 2021 compared to $234 million in the first six months of fiscal 2020. The decrease was primarily attributable to the benefit of $27 million in CEWS funding, costs associated with direct IP licensing arrangements of $18 million in the first six months of 2020 which did not recur, a decrease of $9 million in travel expense due to the impact of COVID-19, a decrease of $8 million salaries and benefits expense and a decrease of $7 million in marketing and advertising expense.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the six months ended August 31, 2020 compared to the six months ended August 31, 2019. Intangible assets are comprised of patents, licenses and acquired technology.

	For the six months ended
	(in millions)
	Included in Operating Expense
	August 31, 2020	August 31, 2019	Change
Property, plant and equipment	$9	$9	$—
Intangible assets	83	88	(5)
Total	$92	$97	$(5)

	Included in Cost of Sales
	August 31, 2020	August 31, 2019	Change
Property, plant and equipment	$2	$3	$(1)
Intangible assets	6	7	(1)
Total	$8	$10	$(2)

Amortization included in Operating Expense
Amortization expense relating to certain property, plant and equipment and intangible assets decreased by $5 million to $92 million in the first six months of fiscal 2021, compared to $97 million in the first six months of fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization expense increased by $1 million to $27 million in the first six months of fiscal 2021 compared to $26 million in the first six months of fiscal 2020 due to the increase in intangible assets.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations decreased by $2 million to $8 million in the first six months of fiscal 2021, compared to $10 million in the first six months of fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the 3.75% Debentures, decreased by $8 million to investment loss of $5 million in the first six months of fiscal 2021, from investment income of $3 million in the first six months of fiscal 2020. The decrease in investment income was due to a lower yield on cash and investments in the first six months of fiscal 2021 compared to the first six months of fiscal 2020.
Income Taxes
For the first six months of fiscal 2021, the Company’s net effective income tax recovery rate was approximately 2%, compared to a net effective income tax expense of approximately 4% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the 3.75% Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s adjusted net effective income tax recovery rate was approximately 21%, compared to an adjusted net effective income tax expense of approximately 40% for the same period in the prior fiscal year. The change is due to prior years taxable items that could not be offset with carried forward tax attributes such as tax losses.
Net Loss
The Company’s net loss for the first six months of fiscal 2021 was $659 million, reflecting an increase in net loss of $580 million compared to net loss of $79 million in the first six months of fiscal 2020, primarily due to an increase in operating expenses due to the goodwill impairment, as described above in “Operating Expenses” and a decrease in revenue as described above in “Revenue by Product and Service”, partially offset by an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income in the first six months of fiscal 2021 was $74 million compared to $6 million in the first six months of fiscal 2020, reflecting an increase in adjusted net income of $68 million, primarily due to a decrease in operating expenditures as described above in “Operating Expenses”, partially offset by a decrease in revenue as described above in “Revenue by Product and Service”.

Basic and diluted loss per share on a U.S. GAAP basis was $1.18 in the first six months of fiscal 2021, an increase in basic and diluted loss per share of $1.04 and $0.99, respectively, compared to basic loss per share on a U.S. GAAP basis of $0.14 and diluted loss per share on a U.S. GAAP basis of $0.19 in the first six months of fiscal 2020.
The weighted average number of shares outstanding was 558 million for basic and diluted loss per share for the first six months of August 31, 2020. The weighted average number of shares outstanding was 552 million and 613 million for basic and diluted loss per share, respectively, for the first six months of August 31, 2019.
Common Shares Outstanding
On September 21, 2020, there were 557 million voting common shares, options to purchase 4 million voting common shares, 24 million restricted share units and 1 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Selected Quarterly Financial Data
The following table sets forth the Company’s unaudited quarterly consolidated results of operations data for each of the eight most recent quarters, including the quarter ended August 31, 2020. The information in the table below has been derived from the Company’s unaudited interim consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements of the Company and include all adjustments necessary for a fair presentation of information when read in conjunction with the audited consolidated financial statements of the Company. The Company’s quarterly operating results have varied substantially in the past and may vary substantially in the future. Accordingly, the information below is not necessarily indicative of results for any future quarter.

	(in millions, except per share data)
	Fiscal Year 2021		Fiscal Year 2020				Fiscal Year 2019
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Revenue	$259	$206	$282	$267	$244	$247	$255	$226
Gross margin	199	143	212	198	176	177	206	170
Operating expenses	221	788	253	227	219	213	178	112
Income (loss) before income taxes	(27)	(645)	(42)	(30)	(43)	(33)	32	60
Provision for (recovery of) income taxes	(4)	(9)	(1)	2	1	2	(19)	1
Net income (loss)	$(23)	$(636)	$(41)	$(32)	$(44)	$(35)	$51	$59

Earnings (loss) per share
Basic earnings (loss) per share	$(0.04)	$(1.14)	$(0.07)	$(0.06)	$(0.08)	$(0.06)	$0.09	$0.11
Diluted earnings (loss) per share	$(0.04)	$(1.14)	$(0.07)	$(0.07)	$(0.10)	$(0.09)	$0.08	$(0.01)

Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $13 million to $977 million as at August 31, 2020 from $990 million as at February 29, 2020, primarily due to the acquisition of intangible assets. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at August 31, 2020.

A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	August 31, 2020	February 29, 2020	Change
Cash and cash equivalents	$837	$377	$460
Restricted cash	49	49	—
Short-term investments	58	532	(474)
Long-term investments	33	32	1
Cash, cash equivalents, and investments	$977	$990	$(13)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	August 31, 2020	February 29, 2020	Change
Current assets	$1,219	$1,196	$23
Current liabilities	1,056	1,121	(65)
Working capital	$163	$75	$88
Current Assets
The increase in current assets of $23 million at the end of the second quarter of fiscal 2021 from the end of fourth quarter of fiscal 2020 was primarily due to increases in cash and cash equivalents of $460 million, accounts receivable, net of $25 million, other receivables of $11 million and income taxes receivable of $3 million, partially offset by decreases in short term investments of $474 million and other current assets of $2 million.
The Company’s cash and cash equivalents increased significantly due to liquidation of investments in anticipation of the redemption of the 3.75% Debentures on September 1, 2020 as described above in “Business Overview - Debt Redemption and New Issuance”.
At August 31, 2020, accounts receivable was $240 million, an increase of $25 million from February 29, 2020. The increase was primarily due an increase in days sales outstanding to 80 days at the end of the second quarter of fiscal 2021 from 70 days at the end of the fourth quarter of fiscal 2020 due to an increase in IP licensing receivables which have longer net payment terms than Software and Services receivables and due to an increase in overdue balances as a result of COVID-19, partially offset by lower revenue recognized over the three months ended August 31, 2020 and an increase in the allowance for credit losses from the adoption of ASC 326.
At August 31, 2020, other receivables increased by $11 million to $25 million compared to $14 million as at February 29, 2020. The increase was primarily due to an increase of $9 million relating to the CEWS program.
At August 31, 2020, income taxes receivable was $9 million, an increase of $3 million from February 29, 2020. The increase was primarily due to the U.S. CARES Act resulting in an increase in taxes receivable from tax loss carry backs.
At August 31, 2020, other current assets was $50 million, a decrease of $2 million from February 29, 2020. The decrease was primarily due to a decrease in prepaid rent and utilities of $5 million and deferred commission of $2 million, partially offset by an increase in derivative asset of $3 million and prepaid software maintenance of $2 million.
Current Liabilities
The decrease in current liabilities of $65 million at the end of the second quarter of 2021 from the end of the fourth quarter of fiscal 2020 was primarily due to a decrease in deferred revenue of $35 million, a decrease in accrued liabilities of $23 million, a decrease in income taxes payable of $9 million and a decrease in accounts payable of $2 million, partially offset by an increase of $4 million in the amounts payable in respect of the 3.75% Debentures.
Deferred revenue, current was $229 million, which reflects a decrease of $35 million compared to February 29, 2020 that was attributable to a $29 million decrease in deferred revenue, current related to BlackBerry Spark and $10 million related to IP licensing, partially offset by a $2 million increase in deferred revenue, current related to BlackBerry AtHoc.
Accrued liabilities were $179 million, reflecting a decrease of $23 million compared to February 29, 2020, which was primarily attributable to a $17 million decrease in variable incentive plan costs.
Income taxes payable were $18 million, reflecting a decrease of $9 million compared to February 29, 2020, which was primarily attributable to the reversal of uncertain tax positions.

Accounts payable were $29 million, reflecting a decrease of $2 million from February 29, 2020, which was primarily attributable to payments of accounts payable.
Cash flows for the six months ended August 31, 2020 compared to the six months ended August 31, 2019 were as follows:

	For the six months ended
	August 31, 2020	August 31, 2019	Change
Net cash flows provided by (used in):
Operating activities	$—	$(47)	$47
Investing activities	454	(42)	496
Financing activities	5	2	3
Effect of foreign exchange gain (loss) on cash and cash equivalents	1	(1)	2
Net increase (decrease) in cash and cash equivalents	$460	$(88)	$548
Operating Activities
The decrease in net cash flows used in operating activities of $47 million primarily reflects the net changes in working capital.
Investing Activities
During the six months ended August 31, 2020, cash flows provided by investing activities were $454 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $473 million, offset by cash used in the acquisition of intangible assets of $16 million, and the acquisition of property, plant and equipment of $3 million. For the same period in the prior fiscal year, cash flows used in investing activities were $42 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $21 million, intangible asset additions of $16 million, and acquisitions of property, plant and equipment of $6 million, offset by proceeds from the decrease in consideration paid for the Cylance acquisition.
Financing Activities
The increase in cash flows provided by financing activities was $3 million for the first six months of fiscal 2021 due to an increase in common shares issued for stock options exercised and employee share purchase plan.
Aggregate Contractual Obligations
The following table sets out aggregate information about the Company’s contractual obligations and the periods in which payments are due as at August 31, 2020:

	(in millions)
	Total	Less than One Year	One to Three Years	Four to Five Years	Greater than Five Years
Operating lease obligations	$148	$36	$58	$35	$19
Purchase obligations and commitments	192	113	67	12	—
Debt interest and principal payments	615	615	—	—	—
Total	$955	$764	$125	$47	$19
Purchase obligations and commitments amounted to approximately $955 million as at August 31, 2020, including the Redemption Amount and operating lease obligations of $148 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at August 31, 2020 decreased by approximately $58 million as compared to the February 29, 2020 balance of approximately $1,013 million, which was attributable to a decrease in purchase obligations and commitments and a decrease in operating lease obligations.
As noted in "Business Overview - Debt Redemption and New Issuance", the Company announced on July 22, 2020 that it would redeem the 3.75% Debentures and issue the 1.75% Debentures. These events occurred after the end of the second quarter of fiscal 2021. If these subsequent events are included as at August 31, 2020, the Company’s future debt interest would include an additional $20 million plus the principal payment of $365 million due in one to three years.

Debenture Financing and Other Funding Sources
See Note 6 to the Consolidated Financial Statements for a description of the 3.75% Debentures. As discussed above in “Business Overview - Debt Redemption and New Issuance”, the 3.75% Debentures were redeemed on September 1, 2020 and the 1.75% Debentures issued.
The Company has $49 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $977 million as at August 31, 2020. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Had the refinancing of the 3.75% Debentures been completed on August 31, 2020 instead of September 1, 2020, the Company’s cash, cash equivalents and investments would have been $727 million on August 31, 2020.
The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act, or under applicable Canadian securities laws.
Accounting Policies and Critical Accounting Estimates
See Note 1 to the Consolidated Financial Statements for policies updated to reflect the adoption of the new standard in accounting for credit losses on financial instruments and goodwill.
See Note 2 to the Consolidated Financial Statements for accounting pronouncements not yet adopted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2021 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2020, approximately 5% of cash and cash equivalents, 12% of accounts receivables and 46% of accounts payable were denominated in foreign currencies (February 29, 2020 – 12%, 17% and 17%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at August 31, 2020 (after hedging activities), the impact to the Company would be immaterial.
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
Interest Rate
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued debentures with a fixed interest rate, as described in Note 6 to the Consolidated Financial Statements. The fair value of the debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio.

Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at August 31, 2020 was $14 million (February 29, 2020 - $9 million). There were two customers that comprised more than 10% of accounts receivable as at August 31, 2020 (February 29, 2020 - two customers that comprised more than 10%). During the second quarter of fiscal 2021, the percentage of the Company’s receivable balance that was past due increased by 6.7% compared to the fourth quarter of fiscal 2020. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from its distributor partners (such as resellers and network carriers) exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition.
The Company’s sales to Teletry represented approximately 40% of the Company’s revenue in the second quarter of fiscal 2021 (second quarter of fiscal 2020 - 10%) and 34% of the Company’s revenue in the first six months of fiscal 2021 (first six months of fiscal 2020 - 12%). The Company expects this to be significantly lower in the third and fourth quarters of fiscal 2021. No other individual customer accounted for more than 10% of the Company’s revenue in the second quarter or first six months of fiscal 2021 (second quarter and first six months of fiscal 2020 - one other customer represented approximately 15% and no other individual customer, respectively). In fiscal 2018, the Company entered into a strategic licensing agreement with Teletry under which Teletry may sublicense a broad range of the Company’s patents to global smartphone manufacturers. The Company also continues to operate its own licensing program outside of Teletry’s sublicensing rights. The Company does not rely primarily on patents or other intellectual property rights to protect or establish its market position; however, it is prepared to enforce its intellectual property rights in certain technologies when attempts to negotiate mutually agreeable licenses are not successful.
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
ITEM 4. CONTROLS AND PROCEDURES
As of August 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the U.S. Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended August 31, 2020, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
4.1	Indenture dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on September 2, 2020)
4.2	First Supplemental Indenture dated August 28, 2020 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by the Company on September 2, 2020)
4.3	Second Supplemental Indenture dated August 28, 2020 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by the Company on September 2, 2020)
10.1	Consent Agreement with Hamblin Watsa Investment Counsel Ltd. dated July 21, 2020 (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by the Company on August 24, 2020)
10.2	Subscription Agreement dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on September 2, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
______________________________
* Filed herewith
† Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLACKBERRY LIMITED

Date: September 24, 2020	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)