Form 10-Q
period 2020-11-30
BLACKBERRY Ltd
filed 2020-12-18
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020

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
Yes ☐   No  ☒

The registrant had 562,634,092 common shares issued and outstanding as of December 15, 2020.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	November 30, 2020	February 29, 2020
Assets
Current
Cash and cash equivalents (note 3)	$223	$377
Short-term investments (note 3)	451	532
Accounts receivable, net of allowance of $13 and $9, respectively (note 1 and note 4)	212	215
Other receivables	21	14
Income taxes receivable	10	6
Other current assets (note 4)	54	52
	971	1,196
Restricted cash and cash equivalents (note 3)	50	49
Long-term investments (note 3)	33	32
Other long-term assets (note 4)	19	65
Operating lease right-of-use assets, net	91	124
Property, plant and equipment, net (note 4)	54	70
Goodwill (note 4)	849	1,437
Intangible assets, net (note 4)	803	915
	$2,870	$3,888
Liabilities
Current
Accounts payable	$29	$31
Accrued liabilities (note 4)	173	202
Income taxes payable (note 5)	8	18
Debentures (note 6)	—	606
Deferred revenue, current (note 11)	217	264
	427	1,121
Deferred revenue, non-current (note 11)	75	109
Operating lease liabilities	99	120
Other long-term liabilities (note 4)	7	9
Long-term debentures (note 6)	459	—
	1,067	1,359
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 562,015,875 voting common shares (February 29, 2020 - 554,199,016 )	2,803	2,760
Deficit	(991)	(198)
Accumulated other comprehensive loss (note 9)	(9)	(33)
	1,803	2,529
	$2,870	$3,888
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Barbara Stymiest
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended November 30, 2020
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2020	$2,788	$(861)	$(13)	$1,914
Net loss	—	(130)	—	(130)
Other comprehensive income	—	—	4	4
Stock-based compensation	11	—	—	11
Shares issued:
Exercise of stock options	1	—	—	1
Employee share purchase plan	3	—	—	3
Balance as at November 30, 2020	$2,803	$(991)	$(9)	$1,803

	Three Months Ended November 30, 2019
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2019	$2,722	$(125)	$(35)	$2,562
Net loss	—	(32)	—	(32)
Other comprehensive loss	—	—	(2)	(2)
Stock-based compensation	15	—	—	15
Shares issued:
Exercise of stock options	1	—	—	1
Employee share purchase plan	4	—	—	4
Balance as at November 30, 2019	$2,742	$(157)	$(37)	$2,548

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended November 30, 2020
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2020	$2,760	$(198)	$(33)	$2,529
Net loss	—	(789)	—	(789)
Other comprehensive income	—	—	24	24
Cumulative impact of adoption of ASC 326	—	(4)	—	(4)
Stock-based compensation (note 7)	33	—	—	33
Shares issued:
Exercise of stock options (note 7)	3	—	—	3
Employee share purchase plan (note 7)	7	—	—	7
Balance as at November 30, 2020	$2,803	$(991)	$(9)	$1,803

	Nine Months Ended November 30, 2019
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2019	$2,688	$(32)	$(20)	$2,636
Net loss	—	(111)	—	(111)
Other comprehensive loss	—	—	(17)	(17)
Cumulative impact of adoption of ASC 842	—	(14)	—	(14)
Stock-based compensation	46	—	—	46
Shares issued:
Exercise of stock options	2	—	—	2
Employee share purchase plan	6	—	—	6
Balance as at November 30, 2019	$2,742	$(157)	$(37)	$2,548

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Revenue (note 11)	$218	$267	$683	$758
Cost of sales	69	69	192	207
Gross margin	149	198	491	551

Operating expenses
Research and development	53	66	167	199
Selling, marketing and administration	83	129	252	380
Amortization	45	49	137	146
Impairment of goodwill (note 3)	—	—	594	—
Impairment of long-lived assets (note 3)	—	3	21	5
Debentures fair value adjustment (note 6)	95	(20)	114	(71)
	276	227	1,285	659
Operating loss	(127)	(29)	(794)	(108)
Investment income (loss), net	(1)	(1)	(6)	2
Loss before income taxes	(128)	(30)	(800)	(106)
Provision for (recovery of) income taxes (note 5)	2	2	(11)	5
Net loss	$(130)	$(32)	$(789)	$(111)
Loss per share (note 8)
Basic	$(0.23)	$(0.06)	$(1.41)	$(0.20)
Diluted	$(0.23)	$(0.07)	$(1.41)	$(0.27)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Net loss	$(130)	$(32)	$(789)	$(111)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and nine months ended November 30, 2020 and November 30, 2019	—	—	3	—
Foreign currency translation adjustment, net of income taxes of $1 million and nil, respectively, for the three and nine months ended November 30, 2020 (net of income taxes of nil for the three and nine months ended November 30, 2019)	1	—	5	(2)
Net change in fair value from instrument-specific credit risk on the Debentures, net of income taxes of $2 million and nil, respectively, for the three and nine months ended November 30, 2020 (net of income taxes of nil for the three and nine months ended November 30, 2019) (note 6)	3	(2)	16	(15)
Other comprehensive income (loss)	4	(2)	24	(17)
Comprehensive loss	$(126)	$(34)	$(765)	$(128)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30, 2020	November 30, 2019
Cash flows from operating activities
Net loss	$(789)	$(111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	149	160
Stock-based compensation	33	46
Impairment of goodwill	594	—
Impairment of long-lived assets	21	5
Non-cash consideration received from contracts with customers	—	(8)
Debentures fair value adjustment (note 6)	114	(71)
Operating leases	(4)	(12)
Other	(4)	11
Net changes in working capital items
Accounts receivable, net	(1)	17
Other receivables	(7)	6
Income taxes receivable	(4)	(1)
Other assets	51	3
Accounts payable	(2)	(21)
Accrued liabilities	(27)	(24)
Income taxes payable	(13)	2
Deferred revenue	(81)	(10)
Net cash provided by (used in) operating activities	30	(8)
Cash flows from investing activities
Acquisition of long-term investments	(1)	(1)
Acquisition of property, plant and equipment	(5)	(9)
Acquisition of intangible assets	(23)	(24)
Business acquisitions, net of cash acquired	—	1
Acquisition of short-term investments	(770)	(829)
Proceeds on sale or maturity of short-term investments	851	830
Net cash provided by (used in) investing activities	52	(32)
Cash flows from financing activities
Issuance of common shares	10	8
Payment of finance lease liability	(1)	(2)
Repurchase of 3.75% Debentures	(610)	—
Issuance of 1.75% Debentures	365	—
Net cash provided by (used in) financing activities	(236)	6
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	1	(1)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(153)	(35)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	426	582
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$273	$547
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 29, 2020 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and nine months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2021. The consolidated balance sheet at February 29, 2020 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
Certain of the comparative figures have been reclassified to conform to the current period’s presentation.
The Company operates as a single reportable segment. For additional information concerning the Company’s segment reporting, see Note 11.
Risks and Uncertainties
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) as a global pandemic and extraordinary actions have been taken by international, federal, state, provincial and local governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world. The COVID-19 outbreak and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers and economies leading to an economic downturn and increased market volatility. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on the Company’s customers and its sales cycles, and impact on the Company’s employees.
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
During the third quarter of fiscal 2021, this uncertainty did not result in additional significant judgements.
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
The Company remains focused on continuity plans and preparedness measures in the event that certain jurisdictions or sectors of the economy remain closed for an extended period or are shut down again. Although the Company experienced sequential Software & Services revenue growth and observed a partial recovery in global automotive production volumes in the second and third quarters of fiscal 2021, the COVID-19 pandemic has had and the Company believes may continue to have a material adverse impact on the Company’s consolidated business, results of operations and financial condition in fiscal 2021. Further, the effects of the pandemic may not be fully reflected in the Company’s business until future periods.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect its liquidity position.
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements, except in Note 6 relating to the issuance of the 1.75% Debentures (as defined in Note 6) and as described below, which were adopted during fiscal 2021.
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
For a description of how the fair values of the 3.75% Debentures (as defined in Note 6) were determined, see the “Convertible debentures” accounting policies in Note 1 to the Annual Financial Statements. The 3.75% Debentures were classified as Level 2. For a description of how the fair values of the 1.75% Debentures (as defined in Note 6) are determined, see Note 6. The 1.75% Debentures are classified as Level 3.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Impairment of Long-Lived Assets
During the second quarter of fiscal 2021, the Company decided to exit and seek subleases for certain leased facilities and made a change in the estimate of future sublease activity of a previously exited facility. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $21 million consisting of $16 million related to operating lease ROU assets for those facilities and $5 million related to property, plant and equipment associated with those facilities. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate (nine months ended November 30, 2019 - $5 million impairment charge related to ROU assets).
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at November 30, 2020 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$163	$—	$—	$163	$163	$—	$—	$—
Other investments	33	—	—	33	—	—	33	—
	196	—	—	196	163	—	33	—
Level 1:
Equity securities	10	—	(8)	2	—	2	—	—

Level 2:
Corporate notes/bonds	25	—	—	25	—	25	—	—
Term deposits, certificates of deposits, and GIC's	120	—	—	120	25	45	—	50
Commercial paper	231	—	—	231	35	196	—	—
Non-U.S. promissory notes	35	—	—	35	—	35	—	—
Non-U.S. government sponsored enterprise notes	98	—	—	98	—	98	—	—
Non-U.S. treasury bills/notes	50	—	—	50	—	50	—	—
	559	—	—	559	60	449	—	50
	$765	$—	$(8)	$757	$223	$451	$33	$50

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
As at November 30, 2020, the Company had private equity investments without readily determinable fair value of $33 million (February 29, 2020 - $32 million).
There were no realized gains or losses on available-for-sale securities for the three and nine months ended November 30, 2020 (realized losses of nil for the three and nine months ended November 30, 2019).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at November 30, 2020 and February 29, 2020 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	November 30, 2020	February 29, 2020
Cash and cash equivalents	$223	$377
Restricted cash and cash equivalents	50	49
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$273	$426
The contractual maturities of available-for-sale investments as at November 30, 2020 and February 29, 2020 were as follows:

	As at
	November 30, 2020		February 29, 2020
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$559	$559	$856	$856
No fixed maturity	10	2	10	2
	$569	$561	$866	$858
As at November 30, 2020, the Company had investments with continuous unrealized losses totaling $8 million, consisting of unrealized losses on equity securities (February 29, 2020 - continuous unrealized losses totaling $8 million).
4. CONSOLIDATED BALANCE SHEET DETAILS
    Accounts Receivable, Net
The allowance for credit losses as at November 30, 2020 was $13 million (February 29, 2020 - $9 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

Nine Months Ended
November 30, 2020
Beginning balance as of February 29, 2020	$9
Impact of adopting ASC 326	4
Current period provision for expected credit losses	—
Ending balance of the allowance for credit loss as at November 30, 2020	$13
The allowance for credit losses as at November 30, 2020 consists of $6 million relating to CECL estimated based on days past due and region and $7 million relating to specific customers that were evaluated separately.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

There were two customers that comprised more than 10% of accounts receivable as at November 30, 2020 (February 29, 2020 - two customers comprised more than 10%).
Other Current Assets
As at November 30, 2020, other current assets include items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in all periods presented.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	November 30, 2020	February 29, 2020
Cost
Buildings, leasehold improvements and other	$68	$72
BlackBerry operations and other information technology	80	84
Manufacturing, repair and research and development equipment	73	73
Furniture and fixtures	10	11
	231	240
Accumulated amortization	177	170
Net book value	$54	$70
Intangible Assets, Net
Intangible assets comprised the following:

	As at November 30, 2020
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,022	$694	$328
Intellectual property	496	297	199
Other acquired intangibles	494	218	276
	$2,012	$1,209	$803

	As at February 29, 2020
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,019	$636	$383
Intellectual property	489	275	214
Other acquired intangibles	494	176	318
	$2,002	$1,087	$915
For the nine months ended November 30, 2020, amortization expense related to intangible assets amounted to $133 million (nine months ended November 30, 2019 - $142 million)
Total additions to intangible assets for nine months ended November 30, 2020 amounted to $23 million (nine months ended November 30, 2019 - $24 million). During the nine months ended November 30, 2020, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at November 30, 2020, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2021 and each of the five

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

succeeding years is expected to be as follows: fiscal 2021 - $43 million; fiscal 2022 - $149 million; fiscal 2023 - $116 million; fiscal 2024 - $108 million; fiscal 2025 - $101 million and fiscal 2026 - $95 million.
Goodwill
Changes to the carrying amount of goodwill during the nine months ended November 30, 2020 were as follows:

Carrying Amount
Carrying amount as at February 29, 2020	1,437
Goodwill impairment charge (see Note 3)	(594)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6
Carrying amount as at November 30, 2020	$849
Other Long-term Assets
As at November 30, 2020, other long-term assets include long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.
Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	November 30, 2020	February 29, 2020
Operating lease liabilities, current	$31	$31
Other	142	171
	$173	202
Other accrued liabilities includes accrued vendor liabilities, accrued carrier liabilities, variable incentive accrual and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance.
Other Long-term Liabilities
Other long-term liabilities consist of the long-term portion of finance lease liabilities and non-lease component liabilities related to the Company’s previous Resource Allocation Program entered into in order to transition the Company from a legacy hardware manufacturer to a licensing driven software business.
5.    INCOME TAXES
For the nine months ended November 30, 2020, the Company’s net effective income tax recovery rate was approximately 1% compared to a net effective income tax expense rate of 5% for the nine months ended November 30, 2019. The Company’s income tax rate reflects the change in unrecognized income tax benefit and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the Debentures (as defined in Note 6), amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at November 30, 2020 were $35 million (February 29, 2020 - $72 million). As at November 30, 2020, $33 million of the unrecognized income tax benefits have been netted against deferred income tax assets and $2 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

6.    DEBENTURES
1.75% Convertible Debentures
On September 1, 2020, Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited ("Fairfax") and another institutional investor invested in the Company through a $365 million private placement of new debentures (the “1.75% Debentures”), which replaced $605 million of debentures issued in a private placement on September 7, 2016 (the “3.75% Debentures”) as described below (collectively, the “Debentures”).
Interest on the 1.75% Debentures is payable quarterly in arrears at a rate of 1.75% per annum. The 1.75% Debentures mature on November 13, 2023 and each $1,000 of 1.75% Debentures is convertible at any time into 166.67 common shares of the Company, for a total of 60.8 million common shares at a price of $6.00 per share for all 1.75% Debentures, subject to adjustments. Covenants associated with the 1.75% Debentures include limitations on the Company’s total indebtedness.
Under specified events of default, the outstanding principal and any accrued interest on the 1.75% Debentures become immediately due and payable upon request of holders holding not less than 25% of the principal amount of the 1.75% Debentures then outstanding. During an event of default, the interest rate rises to 5.75% per annum.
The 1.75% Debentures are subject to a change of control provision whereby the Company would be required to make an offer to repurchase the 1.75% Debentures at 115% of par value if a person or group (not affiliated with Fairfax) acquires 35% of the Company’s outstanding common shares, acquires all or substantially all of its assets, or if the Company merges with another entity and the Company’s existing shareholders hold less than 50% of the common shares of the surviving entity. Additionally, the 1.75% Debentures cannot be converted to the extent that, after giving effect to the conversion, the holder would beneficially own or exercise control or direction over more than 19.99% of the Company’s then issued and outstanding shares (the “Blocker Provision”).
Due to the conversion option and other embedded derivatives within the 1.75% Debentures, and consistent with the Company’s accounting for the 3.75% Debentures, the Company has elected to record the 1.75% Debentures, including the debt itself and all embedded derivatives, at fair value and present the 1.75% Debentures as a single hybrid financial instrument. No portion of the fair value of the 1.75% Debentures has been recorded as equity, nor would be if the embedded derivatives were bifurcated from the host debt contract.
Each period, the fair value of the 1.75% Debentures is recalculated and resulting gains and losses from the change in fair value of the Debentures associated with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in AOCL. The fair value of the Debentures has been determined using the significant level 2 inputs of principal value, interest rate spreads and curves, any observable trades of the Debentures that occurred during the period, the market price and volatility of the Company’s listed common shares, and the significant level 3 inputs related to credit spread and the implied discount of the 1.75% Debentures at issuance.
The Company determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 6.98% as of November 30, 2020. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table summarizes the change in fair value of the 1.75% Debentures for the three months ended November 30, 2020, which also represents the total changes through earnings of items classified as level 3 in the fair value hierarchy:

As at
November 30, 2020
Principal received as of September 1, 2020	$365
Change in fair value of the Debentures	94
Balance as at November 30, 2020	$459
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $94 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the three and nine months ended November 30, 2020 and November 30, 2019:

	Three Months Ended		Nine Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Charge associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$(89)	$—	$(89)	$—
Charge associated with the change in fair value from instrument-specific credit components recorded in AOCL	(5)	—	(5)	—
Total increase in the fair value of the 1.75% Debentures	$(94)	$—	$(94)	$—
For the three and nine months ended November 30, 2020, the Company recorded interest expense related to the Debentures of $2 million and $13 million, respectively, which has been included in investment income, net on the Company’s consolidated statements of operations (three and nine months ended November 30, 2019 - $6 million and $17 million, respectively).
Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the Debentures, owned $500 million principal amount of the original 3.75% Debentures and also purchased $330 million principal amount of the 1.75% Debentures. As such, the redemption of Fairfax’s portion of the 3.75% Debentures, the investment by Fairfax in the 1.75% Debentures and the payment of interest on the Debentures represent related party transactions. Fairfax receives interest at the same rate as other holders of the Debentures.
3.75% Convertible Debentures
On September 7, 2016, Fairfax and other institutional investors invested in the Company through a $605 million private placement of the 3.75% Debentures. The terms of the 3.75% Debentures were substantially similar to those of the 1.75% Debentures, except that the 3.75% Debentures had a higher interest rate, were convertible into common shares at a price of $10.00 per common share, were subject to a lower approval threshold for extraordinary resolutions, did not contain the Blocker Provision and had a maturity date of November 13, 2020.
On July 22, 2020, the Company announced that, with the required approval of the holders of the 3.75% Debentures, it would redeem the 3.75% Debentures for a redemption amount of approximately $615 million (the “Redemption Amount”), which would settle all outstanding obligations of the Company in respect of the 3.75% Debentures. The redemption was completed on September 1, 2020. As the Redemption Amount represented fair value at August 31, 2020 and the Company elected the fair value option for the 3.75% Debentures, the impact of the redemption on the fair value was recorded in the second quarter of fiscal 2021. A portion of the fair value associated with changes in instrument-specific credit components in the amount of $6 million remained in OCI until redemption on September 1, 2020 at which point $6 million was discharged to the consolidated statement of operations and is included in the table below.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table shows the impact of the changes in fair value of the 3.75% Debentures for the three and nine months ended November 30, 2020 and November 30, 2019:

	Three Months Ended		Nine Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$—	$20	$(19)	$71
Income (charge) associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	(2)	15	(15)
Realized charges associated with the change in fair value from credit components recorded in the consolidated statements of operations on redemption	(6)	—	(6)	—
Realized charges associated with the change in fair value from credit components released from AOCL on redemption	6	—	6	—
Total decrease (increase) in the fair value of the 3.75% Debentures	$—	$18	$(4)	$56

7.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the nine months ended November 30, 2020:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 29, 2020	554,199	$2,760
Exercise of stock options	1,185	3
Common shares issued for restricted share unit settlements	5,107	—
Stock-based compensation	—	33
Common shares issued for employee share purchase plan	1,525	7
Common shares outstanding as at November 30, 2020	562,016	$2,803
The Company had 563 million voting common shares outstanding, 3 million options to purchase voting common shares, 19 million RSUs and 1 million DSUs outstanding as at December 15, 2020. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Net loss for basic and diluted loss per share available to common shareholders	$(130)	$(32)	$(789)	$(111)
Less: Debentures fair value adjustment (1) (2)	—	(20)	—	(71)
Add: interest expense on Debentures (1) (2)	—	6	—	17
Net loss for diluted loss per share available to common shareholders	$(130)	$(46)	$(789)	$(165)

Weighted average number of shares outstanding (000’s) - basic (3) (4)	562,443	554,585	559,732	552,931
Effect of dilutive securities (000’s)
Conversion of Debentures (1) (2)	—	60,500	—	60,500
Weighted average number of shares and assumed conversions (000’s) diluted	562,443	615,085	559,732	613,431
Loss per share - reported
Basic	$(0.23)	$(0.06)	$(1.41)	$(0.20)
Diluted	$(0.23)	$(0.07)	$(1.41)	$(0.27)
______________________________
(1) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the three and nine months ended November 30, 2020, as to do so would be antidilutive. See Note 6 for details on the Debentures.
(2) The Company has presented the dilutive effect of the 3.75% Debentures using the if-converted method, assuming conversion at the beginning of the quarter for the three and nine months ended November 30, 2019. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the 3.75% Debentures and interest expense incurred on the 3.75% Debentures in the three and nine months ended November 30, 2019, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the 3.75% Debentures.
(3) The three and nine months ended November 30, 2020, includes 2,802,067 common shares remaining to be issued in equal installments on the next two anniversary dates of the Cylance acquisition, in consideration for the acquisition. The three and nine months ended November 30, 2019, includes 4,182,189 common shares to be issued in equal installments on the three anniversary dates of the Cylance acquisition, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three and nine months ended November 30, 2020, and three and nine months ended November 30, 2019, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the nine months ended November 30, 2020 were as follows:

	Foreign Currency Cumulative Translation Adjustment	Accumulated Net Unrealized Losses on Cash Flow Hedges	Other Post-Employment Benefit Obligations	Change in fair value from instrument-specific credit risk on Debentures	Total
AOCL as at February 29, 2020	$(9)	$(1)	$(1)	$(22)	$(33)
Other comprehensive income before reclassification	5	$2	$—	10	$17
Amounts reclassified from AOCL into net loss	—	1	—	6	7
Change in cumulative comprehensive income for the period	5	3	—	16	24
AOCL as at November 30, 2020	$(4)	$2	$(1)	$(6)	$(9)
During the three and nine months ended November 30, 2020, $1 million in gains and $1 million in losses (pre-tax and post-tax), respectively, associated with cash flow hedges were reclassified from AOCL into selling, marketing and administration expenses (three and nine months ended November 30, 2019 - nil losses).
10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $50 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business and in support of patent litigation in certain jurisdictions as of November 30, 2020. See the discussion of restricted cash in Note 3.
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
As of November 30, 2020, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no material accrual has been made. Further, there are

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex (e.g., once a patent is identified, the analysis of the patent and a comparison to the activities of the Company is a labour-intensive and highly technical process); the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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
On March 14, 2014, the four putative U.S. class actions were consolidated in the U.S. District Court for the Southern District of New York, and on May 27, 2014, a consolidated amended class action complaint was filed. On March 13, 2015, the Court issued an order granting the Company’s motion to dismiss. The Court denied the plaintiffs’ motion for reconsideration and for leave to file an amended complaint on November 13, 2015. On August 24, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court order dismissing the complaint, but vacated the order denying leave to amend and remanded to the District Court for further proceedings in connection with the plaintiffs’ request for leave to amend. The Court granted the plaintiffs’ motion for leave to amend on September 13, 2017. On September 29, 2017, the plaintiffs filed a second consolidated amended class action complaint (the “Second Amended Complaint”), which added the Company’s former Chief Legal Officer as a defendant. The Court denied the motion to dismiss the Second Amended Complaint on March 19, 2018. On January 4, 2019, the Court issued an order placing the case on its suspense calendar but allowed fact and expert discovery to continue. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On October 17, 2019, Cho and Ulug filed a Notice of Appeal. Cho and Ulug filed their opening brief on February 20, 2020, the Company filed its opposition brief on May 21, 2020, Cho and Ulug filed their reply brief on June 11, 2020, and oral argument was held on October 30, 2020. The Court removed the case from its suspense calendar on May 29, 2020. Plaintiffs filed a motion for class certification on June 8, 2020, the defendants filed oppositions on August 10, 2020, and the plaintiffs filed a reply on September 28, 2020. All discovery was completed as of November 13, 2020. No other dates have been set.
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
On February 15, 2017, a putative employment class action was filed against the Company in the Ontario Superior Court of Justice. The Statement of Claim alleges that actions the Company took when certain of its employees decided to accept offers of employment from Ford Motor Company of Canada amounted to a wrongful termination of the employees’ employment with the Company. The claim seeks (i) an unspecified quantum of statutory, contractual, or common law termination entitlements; (ii) punitive or breach of duty of good faith damages of CAD$20,000,000, or such other amount

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

as the Court finds appropriate, (iii) pre- and post- judgment interest, (iv) attorneys’ fees and costs, and (v) such other relief as the Court deems just. The Court granted the plaintiffs’ motion to certify the class action on May 27, 2019. The Company commenced a motion for leave to appeal the certification order on June 11, 2019. The Court denied the motion for leave to appeal on September 17, 2019. The Company filed its Statement of Defence on December 19, 2019, and discovery is proceeding.
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the 10-day average closing price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at November 30, 2020, the liability recorded in association with this award is approximately $3 million (February 29, 2020 - $1 million).
As at November 30, 2020, the Company has received $14 million in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
North America (1)	$147	$188	492	527
Europe, Middle East and Africa	55	60	144	168
Other regions	16	19	47	63
Total	$218	$267	$683	$758

North America (1)	67.5%	70.4%	72.0%	69.5%
Europe, Middle East and Africa	25.2%	22.5%	21.1%	22.2%
Other regions	7.3%	7.1%	6.9%	8.3%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Total revenue, classified by product and service type, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Software and Services	$162	$185	$461	$521
Licensing and Other	56	82	222	237
Total	$218	$267	$683	$758
Software and Services includes revenue from the Company’s BlackBerry Spark® software platform and BlackBerry IoT Solutions. The BlackBerry Spark platform includes a suite of security software products and services, including the BlackBerry Spark® Unified Endpoint Security Suite, BlackBerry® UEM, BlackBerry® Dynamics™ and BlackBerry® Workspaces. BlackBerry IoT Solutions includes revenue from BlackBerry Technology Solutions, which consists of BlackBerry® QNX®, BlackBerry Certicom®, BlackBerry Radar® and other IoT applications, and from Secure Communications which consists of BlackBerry® AtHoc® and SecuSUITE. Software and Services revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
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
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Products and services transferred over time	$121	$122	$362	$391
Products and services transferred at a point in time	97	145	321	367
Total	$218	$267	$683	$758

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the nine months ended November 30, 2020:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 29, 2020	$267	$373	$28
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	625	389	23
Decrease due to payment, fulfillment of performance obligations, or other	(671)	(470)	(29)
Decrease, net	(46)	(81)	(6)
Closing balance as at November 30, 2020	$221	$292	$22
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at November 30, 2020 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at November 30, 2020
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$224	$77	$27	$328
Revenue recognized for performance obligations satisfied in prior periods
For the three and nine months ended November 30, 2020, $2 million and $2 million of revenue was recognized for performance obligations satisfied in a prior period (three and nine months ended November 30, 2019 - nil) relating to legacy SAF customers.
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
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	November 30, 2020		February 29, 2020
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$318	$550	$374	$657
United States	1,444	1,980	2,132	3,071
Other	35	340	40	160
	$1,797	$2,870	$2,546	$3,888

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Information About Major Customers
There was one customer that comprised 13% and 27% of the Company’s revenue in three and nine months ended November 30, 2020, respectively (three and nine months ended November 30, 2019 - one customer that comprised 20% and one customer that comprised 15%, respectively).
12.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Interest paid during the period	$2	$6	$13	$17
Income taxes paid during the period	1	3	3	6
Income tax refunds received during the period	—	2	1	3
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2021 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2020, approximately 17% of cash and cash equivalents, 20% of accounts receivable and 56% of accounts payable were denominated in foreign currencies (February 29, 2020 – 12%, 17% and 17%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at November 30, 2020, no single issuer represented more than 17% of the total cash, cash equivalents and investments (February 29, 2020 - no single issuer represented more than 8% of the total cash, cash equivalents and investments), representing cash balances at one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the counterparties on a daily basis, subject to exposure and transfer thresholds. As at November 30, 2020, the Company had no collateral held or posted with counterparties (February 29, 2020 - $1 million in collateral posted).
Liquidity risk
Cash, cash equivalents, and investments were approximately $757 million as at November 30, 2020. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Government subsidies
During the first quarter of fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic, initially running for a thirty-six week period between March and November 2020. The program was subsequently extended to December 2020 and the Government of Canada has announced plans for an additional extension to June 2021. The CEWS originally provided a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria, which subsequently declined to up to 65%. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the three and nine months ended November 30, 2020, recorded $10 million and $37 million, respectively, in government subsidies as a reduction to operating expenses in the consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and nine months ended November 30, 2020, included in Part I, Item 1 of this Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 29, 2020 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to its revenue in fiscal 2021, 2022 and fiscal 2023;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - Products and Services - Software and Services - BlackBerry IoT Solutions”, “Business Overview - COVID-19”, “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended November 30, 2020 compared to the three months ended November 30, 2019 - Revenue - Revenue by Product and Service”, “Financial Condition - Debenture Financing and Other Funding Sources”, and in Part III of this Form 10-Q “Quantitative and Qualitative Disclosures About Market Risk - Credit and Customer Concentration”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions particularly in light of COVID-19, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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

Strategy
The Company is widely recognized for its intelligent security software and services, and believes that it delivers the broadest set of security capabilities to connect, secure and manage endpoints in the Internet of Things (IoT). The Company leverages its extensive technology portfolio to offer best-in-class security, safety and reliability to enterprise customers in growing segments of the IoT, cybersecurity, connected transportation, healthcare, financial services and government markets.
The Company’s goal is to remain a leader in regulated industries and other core verticals by continuing to extend the functionality of its secure BlackBerry Spark® software platform through organic investments and strategic acquisitions and partnerships. The Company intends to drive revenue growth and to achieve adjusted margins that are generally consistent with those of other enterprise software companies over the long term.
The Company’s go-to-market strategy focuses principally on generating revenue from enterprise software and services, and licensing. The Company continues to build its channel partner and developer programs to bolster its direct sales and marketing efforts and promote the growth of an IoT ecosystem.
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
Software and Services
BlackBerry Spark
The Company’s core software and services offering is its secure BlackBerry Spark software platform that comprises endpoint protection platform (“EPP”), endpoint detection and response (“EDR”), mobile threat defense (“MTD”), and user and entity behavior analytics (“UEBA”) capabilities. BlackBerry Spark includes a unified endpoint security (“UES”) layer which integrates with BlackBerry unified endpoint management (“UEM”) to enable secure endpoint communications in a zero trust environment. The platform is informed by the Company’s artificial intelligence (“AI”) and machine learning capabilities, continuous innovations, professional cybersecurity services, industry partnerships and academic collaborations. The Company is currently executing on a robust schedule of product launches for BlackBerry Spark to deliver a comprehensive security approach operating on one agent across all endpoints, administered from one console, leveraging one crowd-sourced threat data repository and managed in one cloud environment.
The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry® Cyber Suite and the BlackBerry Spark® UEM Suite, which are also marketed together as the BlackBerry Spark® Suite, offering the Company’s broadest range of tailored cybersecurity and endpoint management options.
The BlackBerry Cyber Suite offers leading AI and machine learning-based cybersecurity solutions, including: BlackBerry® Protect, an EPP and available MTD solution that uses machine learning to prevent suspicious behavior and the execution of malicious code on an endpoint; BlackBerry® Optics, an EDR solution that provides both visibility into and prevention of malicious activity on an endpoint; BlackBerry® Guard, a managed detection and response solution that provides continuous threat hunting and monitoring; and BlackBerry® Persona, a UEBA solution that provides continuous authentication by validating user identity in real time. The Company also offers incident response, compromised assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks.
The BlackBerry Spark® UEM Suite includes the Company’s BlackBerry® UEM, BlackBerry® Dynamics™ and BlackBerry® Workspaces solutions. BlackBerry UEM is a central software component of the Company’s secure communications platform, offering a “single pane of glass”, or unified console view, for managing and securing devices, applications, identity, content and endpoints across all leading operating systems. BlackBerry Dynamics offers a best-in-class development platform and secure container for mobile applications, including the Company’s own enterprise applications such as BlackBerry® Work and BlackBerry® Connect for secure collaboration.
The Company also offers the BlackBerry® Spark SDK to promote the evolution of a platform ecosystem by enabling enterprise and independent software vendor (“ISV”) developers to integrate the security features of BlackBerry Spark into their own mobile and web applications.
BlackBerry IoT Solutions
The BlackBerry IoT Solutions business consists of BlackBerry Technology Solutions (“BTS”) and Secure Communications.

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
The Company recently announced that it has entered into an agreement with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. The Company expects that BlackBerry IVY will generate recurring revenue beginning with 2023 model year vehicles, which would launch in the Company’s fiscal 2023 fiscal year, and will greatly increase BTS revenue over time thereafter.
The Company is also developing a concept system to integrate BlackBerry Spark capabilities, including AI and machine learning technologies, with BlackBerry QNX automotive solutions.
In addition to BlackBerry QNX, BTS includes the BlackBerry Radar® asset tracking solution, BlackBerry Certicom® cryptography and key management products, and BlackBerry Messenger (BBM®) Enterprise service.
Secure Communications consists of BlackBerry® AtHoc® and SecuSUITE.
BlackBerry AtHoc is a secure critical event management platform that enables people, devices and organizations to exchange critical information in real time during business continuity and life safety operations. The platform securely connects with a diverse set of endpoints to distribute emergency mass notifications, improve personnel accountability and facilitate the bidirectional collection and sharing of data within and between organizations. BlackBerry AtHoc has earned Federal Risk and Authorization Management Program (“FedRAMP”) authorization and helps to protect more than 70% of U.S. government personnel.
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
Recent Developments
The Company continued to execute on its strategy in fiscal 2021 and announced the following achievements:

Products and Innovation:
•Announced an agreement with AWS to develop and market the new BlackBerry IVY intelligent vehicle data platform;
•Launched BlackBerry Spark Suites, offering enterprises a range of tailored cybersecurity and endpoint management options to help protect data, minimize risk, and reduce cost and complexity;
•Launched BlackBerry Cyber Suite, the industry’s first comprehensive AI-powered UES solution;
•Announced that an independent Frost & Sullivan study reported that the Company’s solutions can secure all IoT endpoints against upwards of 96% of all cyberthreats;
•Announced that BlackBerry QNX software is embedded in more than 175 million cars on the road;
•Launched Zoom™ for BlackBerry®, a secure, containerized version of the Zoom app enabled by BlackBerry Dynamics;
•Launched BlackBerry Persona, the industry’s first UEBA solution using AI technology for continuous authentication;
•Launched BlackBerry Protect® Mobile, an MTD solution to protect against mobile malware and phishing attacks;
•Announced that BlackBerry UEM has achieved National Security Agency (NSA) Commercial Solutions for Classified Program (CSfC) approval;
•Announced that BlackBerry UEM achieved National Information Assurance Partnership (NIAP) and U.S. Department of Defense Information Network (DoDIN) approvals;
•Launched QNX® OS for Safety 2.2 and announced its certification by TÜV Rheinland to IEC 61508 SIL3 (industrial), ISO 26262 ASIL D (automotive), and IEC 62304 Class C (medical devices) functional safety standards;
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
•Announced the integration of BlackBerry AtHoc with Microsoft Teams;
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
•Released proprietary research uncovering attacks by BAHAMUT, a massive hack-for-hire group targeting governments, businesses, human rights groups and influential individuals;
•Released new research that examines how five related Chinese Advanced Persistent Threat groups have compromised Linux servers, Windows systems and mobile Android devices for nearly a decade; and
•Announced feature updates to its SecuSUITE for Government and BlackBerry AtHoc solutions;
Customers and Partners:
•Partnered with Bell to become Bell’s preferred MTD solution provider, delivering BlackBerry Protect to Canadian enterprise customers;
•Announced expanded partnerships with Vodafone and TELUS to offer BlackBerry AtHoc as their secure critical event management and crisis communications solution;
•Launched the BlackBerry Partner Program to unify the BlackBerry Enterprise Partner Program and BlackBerry Cylance Partner Programs into one comprehensive structure;
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
•Announced the integration of the BlackBerry AtHoc service with ServiceNow’s Now platform for rapid crisis communications and IT service management;
•Announced that the German Development Agency chose BlackBerry AtHoc as its emergency mass notification system;
•Announced that Plus has selected BlackBerry QNX technology for the global commercial deployment of their automated driving system for Class 8 trucks;

•Announced that BlackBerry QNX technology will power the innovative digital cockpit in ARCFOX αT, a high-end, intelligent, electric SUV;
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
On September 1, 2020, the Company issued an aggregate of $365 million principal amount of new 1.75% unsecured convertible debentures maturing on November 13, 2023 (the “1.75% Debentures” and collectively with the 3.75% Debentures, the “Debentures”) to Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited ("Fairfax") and another institutional investor on a private placement basis. Fairfax agreed to acquire $330 million principal amount of the 1.75% Debentures and receives interest at the same rate as the other holder of the 1.75% Debentures. The 1.75% Debentures have terms that are substantially identical to those of the 3.75% Debentures except that the 1.75% Debentures are convertible into common shares at a price of $6.00 per common share, bear a lower rate of interest at 1.75% per annum, are subject to a higher approval threshold for extraordinary resolutions and mature in 2023. Additionally, the 1.75% Debentures cannot be converted to the extent that, after giving effect to the conversion, the holder would beneficially own or exercise control or direction over more than 19.99% of the Company’s then issued and outstanding shares. Quarterly and annual interest expense on the 1.75% Debentures will be approximately $2 million and $6 million, respectively.
COVID-19
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) as a pandemic and extraordinary actions have been taken by international, federal, state, provincial and local governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world. The COVID-19 outbreak and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers and economies leading to an economic downturn and increased market volatility. The pandemic has also disrupted the normal operations of the Company and the businesses of many of the Company’s customers, suppliers and distribution partners.
To protect the health and safety of the Company’s employees, contractors, customers and visitors, the Company responded rapidly to COVID-19 by proactively mandating remote working, utilizing virtual meetings and suspending employee travel. All of the Company’s recent and planned customer, industry and other stakeholder events have shifted to virtual-only experiences, and the Company may deem it advisable to similarly alter, postpone, or cancel entirely, additional events in the future. To the extent that public health protocols have accommodated returning to work at certain of the Company’s facilities, the Company has implemented additional safety measures at its facilities, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices. The Company has a limited history of having a remote workforce and the long-term impact on, and the resulting types of continuing investments for, the Company’s employee base is uncertain.
In response to certain anticipated and ongoing impacts from the COVID-19 pandemic, the Company has also implemented a series of temporary cost reduction measures to further preserve financial flexibility. These actions include the postponement of certain discretionary spending, taking advantage of the broad-based employer relief provided by governments in Canada, the United States and other jurisdictions, temporarily suspending certain company matching contributions to employee retirement savings plans and deferring increases in the base salaries of many employees and executives. These cost reduction measures and their estimated savings for the nine months ended November 30, 2020 included measures impacting employee salaries and benefits of approximately $12 million, a reduction in travel spending of approximately $13 million, and a reduction in discretionary selling and administrative expenses relating to marketing and facilities of $14 million. In addition, the Company has recorded approximately $37 million in offsets to salaries for amounts under the CEWS and has deferred approximately $6 million of payments related to payroll taxes in the United States under the U.S. CARES Act, which amounts have been accrued.
The economic downturn and uncertainty caused by the COVID-19 outbreak and the measures undertaken to contain its spread are expected to continue to negatively affect the Company’s QNX automotive software business until early in fiscal 2022 and have caused volatility in demand for the Company’s products and services, adversely affected the ability of the Company’s sales and professional services teams to meet with customers and provide service, negatively impacted expected spending from new customers and increased sales cycle times.
Although the Company experienced sequential Software & Services revenue growth and observed a partial recovery in global automotive production volumes in the second and third quarter of fiscal 2021, the COVID-19 pandemic has had and the Company believes may continue to have a material adverse impact on the Company’s consolidated business, results of operations and financial condition in fiscal 2021. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect its liquidity position.
The ultimate impact of the COVID-19 pandemic will depend on, among other things, the duration and severity of the pandemic, the governmental restrictions that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak (including the availability and distribution of vaccines), and global economic conditions. In light of the changing nature of the COVID-19 pandemic and uncertainty regarding the duration, severity, and recent resurgence of the pandemic and government actions in response thereto, the long-term impact on the Company’s business may not be fully reflected until future periods.
The Company continues to evaluate the current and potential impact of the COVID-19 pandemic on its business, results of operations and consolidated financial statements, including the impairment of goodwill, indefinite-lived intangible assets and long-lived assets and the collectability of receivables. The Company also continues to actively monitor developments and business conditions that may cause it to take further actions that alter business operations as may be required by applicable authorities or that the Company determines are in the best interests of its employees, customers, suppliers and stockholders.

Third Quarter Fiscal 2021 Summary Results of Operations
The following table sets forth certain unaudited consolidated statements of operations data for the quarter ended November 30, 2020 compared to the quarter ended November 30, 2019 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	November 30, 2020	November 30, 2019	Change
Revenue	$218	$267	$(49)
Gross margin	149	198	(49)
Operating expenses	276	227	49
Investment loss, net	(1)	(1)	—
Loss before income taxes	(128)	(30)	(98)
Provision for (recovery of) income taxes	2	2	—
Net loss	$(130)	$(32)	$(98)
Loss per share - reported
Basic	$(0.23)	$(0.06)
Diluted	$(0.23)	$(0.07)

Weighted-average number of shares outstanding (000’s)
Basic (1)	562,443	554,585
Diluted (2)	562,443	615,085
______________________________
(1)Basic loss per share on a U.S. GAAP basis for third quarter of fiscal 2021 includes 2,802,067 common shares remaining to be issued in equal installments on the next two anniversary dates of the Cylance acquisition, in consideration for the acquisition. Basic loss per share on a U.S. GAAP basis for the third quarter of fiscal 2020 includes 4,182,189 common shares to be issued in equal installments on the three anniversary dates of the Cylance acquisition, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(2)Diluted loss per share on a U.S. GAAP basis for the third quarter of fiscal 2021 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the third quarter of fiscal 2021 and 2020 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
Financial Highlights
The Company had approximately $757 million in cash, cash equivalents and investments as of November 30, 2020 and $990 million in cash, cash equivalents and investments as of February 29, 2020.
In the third quarter of fiscal 2021, the Company recognized revenue of $218 million and incurred a net loss of $130 million, or $0.23 basic and diluted loss per share on a U.S. GAAP basis. In the third quarter of fiscal 2020, the Company recognized revenue of $267 million and incurred a net loss of $32 million, or $0.06 basic and $0.07 diluted loss per share on a U.S. GAAP basis.
The Company recognized adjusted revenue of $224 million and adjusted net income of $11 million, and adjusted earnings of $0.02 per share, in the third quarter of fiscal 2021. The Company recognized adjusted revenue of $280 million and adjusted net income of $17 million, and adjusted earnings of $0.03 per share, in the third quarter of fiscal 2020. See “Non-GAAP Financial Measures” below.
Debentures Fair Value Adjustment
As previously disclosed, the Company elected the fair value option to account for the Debentures; therefore, periodic revaluation has been and continues to be required under U.S. GAAP. The fair value adjustment does not impact the terms of the Debentures such as the face value, the redemption features or the conversion price.
As at November 30, 2020, the fair value of the 1.75% Debentures was approximately $459 million versus the principal value of $365 million, an increase of approximately $94 million during the third quarter of fiscal 2021. For the three months ended November 30, 2020, the Company recorded non-cash income relating to changes in fair value from instrument specific credit risk of $1 million in Other Comprehensive Income (Loss) (“OCI”) and a non-cash charge relating to changes in fair value from non-credit components of $95 million (pre-tax and after tax) (the “Q3 Fiscal 2021 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations relating to the Debentures. For the nine months ended November 30, 2020, the Company recorded non-cash income relating to changes in fair value from instrument specific credit risk of $16 million in OCI and a non-cash charge relating to changes in fair value from non-credit components of $114 million (pre-tax and after tax) (the “Fiscal 2021 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations relating to the Debentures. See Note 6 to the Consolidated Financial Statements for further details on the Debentures.
The following table shows the impact of the changes in fair value of the Debentures for the three and nine months ended November 30, 2020:

	Three Months Ended	Nine Months Ended
	November 30, 2020	November 30, 2020
Income associated with the change in fair value from instrument-specific credit components on the 3.75% Debentures recorded in accumulated other comprehensive loss (“AOCL”)	$—	$15
Realized charges associated with the change in fair value from credit components released from AOCL on redemption of the 3.75% Debentures	6	6
Charge associated with the change in fair value from instrument-specific credit components on the 1.75% Debentures recorded in OCI	(5)	(5)
Total non-cash income recorded in OCI.	$1	$16

	Three Months Ended	Nine Months Ended
	November 30, 2020	November 30, 2020
Charge associated with the change in fair value from non-credit components on the 3.75% Debentures recorded in the consolidated statements of operations	$—	$(19)
Realized charges associated with the change in fair value from credit components recorded in the consolidated statements of operations on redemption of the 3.75% Debentures	(6)	(6)
Charge associated with the change in fair value from non-credit components on the 1.75% Debentures recorded in the consolidated statements of operations	(89)	(89)
Total non-cash charge recorded in the consolidated statements of operations	$(95)	$(114)

Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On December 17, 2020, the Company announced financial results for the three and nine months ended November 30, 2020, which included certain non-GAAP financial measures, including adjusted revenue, adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense and free cash flow.
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
•Debentures fair value adjustment. The Company has elected to measure its Debentures outstanding from time to time at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the Debentures is recalculated and resulting non-cash income and charges from the change in fair value from non-credit components of the Debentures are recognized in income. The amount can vary each period depending on changes to the Company’s share price. This is not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
•Restructuring charges. The Company believes that restructuring costs relating to employee termination benefits and facilities pursuant to the Resource Allocation Program (“RAP”) entered into in order to transition the Company from a legacy hardware manufacturer to a licensing driven software business do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.

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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended November 30, 2020 and November 30, 2019
Readers are cautioned that adjusted revenue, adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense and free cash flow and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended November 30, 2020 and November 30, 2019 to adjusted financial measures is reflected in the tables below:

For the Three Months Ended (in millions)	November 30, 2020	November 30, 2019
Revenue	$218	$267
Software deferred revenue acquired (1)	6	13
Adjusted revenue	$224	$280

Gross margin	$149	$198
Software deferred revenue acquired (1)	6	13
Restructuring charges	—	3
Stock compensation expense	1	1
Adjusted gross margin	$156	$215

Gross margin %	68.3%	74.2%
Software deferred revenue acquired (1)	0.9%	1.1%
Restructuring charges	—%	1.1%
Stock compensation expense	0.4%	0.4%
Adjusted gross margin %	69.6%	76.8%
______________________________
(1) See Reconciliation of U.S. GAAP Software and Services revenue to adjusted Software and Services revenue

Reconciliation of operating expense for the three months ended November 30, 2020, August 31, 2020 and November 30, 2019 to adjusted operating expense is reflected in the tables below:

For the Three Months Ended (in millions)	November 30, 2020	August 31, 2020	November 30, 2019
Operating expense	$276	$221	$227
Restructuring charges	—	1	4
Stock compensation expense	11	8	14
Debenture fair value adjustment (1)	95	18	(20)
Software deferred commission expense acquired	(4)	(3)	(4)
Acquired intangibles amortization	32	32	35
LLA impairment charge	—	21	3
Adjusted operating expense	$142	$144	$195
______________________________
(1) See “Third Quarter Fiscal 2021 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended November 30, 2020 and November 30, 2019 to adjusted net income and adjusted basic earnings per share is reflected in the tables below:

For the Three Months Ended (in millions, except per share amounts)	November 30, 2020		November 30, 2019
		Basic earnings (loss) per share		Basic earnings (loss) per share
Net loss	$(130)	$(0.23)	$(32)	$(0.06)
Software deferred revenue acquired	6		13
Restructuring charges	—		7
Stock compensation expense	12		15
Debenture fair value adjustment	95		(20)
Software deferred commission expense acquired	(4)		(4)
Acquired intangibles amortization	32		35
LLA impairment charge	—		3
Adjusted net income	$11	$0.02	$17	$0.03
Reconciliation of U.S. GAAP Software and Services revenue for the three months ended November 30, 2020 and November 30, 2019 to adjusted Software and Services revenue is reflected in the tables below:

For the Three Months Ended (in millions)	November 30, 2020	November 30, 2019
Software and Services Revenue	$162	$185
Software deferred revenue acquired	6	13
Adjusted Software and Services revenue	$168	$198
Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended November 30, 2020 and November 30, 2019 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the tables below:

For the Three Months Ended (in millions)	November 30, 2020	November 30, 2019
Research and development	$53	$66
Stock compensation expense	3	4
Adjusted research and development	$50	$62

Selling, marketing and administration	$83	$129
Restructuring charges	—	4
Software deferred commission expense acquired	(4)	(4)
Stock compensation expense	8	10
Adjusted selling, marketing and administration	$79	$119

Amortization	$45	$49
Acquired intangibles amortization	32	35
Adjusted amortization	$13	$14

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended November 30, 2020 and November 30, 2019 are reflected in the table below.

For the Three Months Ended (in millions)	November 30, 2020	November 30, 2019
Operating loss	$(127)	$(29)
Non-GAAP adjustments to operating loss
Software deferred revenue acquired	6	13
Restructuring charges	—	7
Stock compensation expense	12	15
Debenture fair value adjustment	95	(20)
Software deferred commission expense acquired	(4)	(4)
Acquired intangibles amortization	32	35
LLA impairment charge	—	3
Total non-GAAP adjustments to operating loss	141	49
Adjusted operating income	14	20
Amortization	49	53
Acquired intangibles amortization	(32)	(35)
Adjusted EBITDA	$31	$38

Adjusted revenue (per above)	$224	$280
Adjusted operating income margin % (1)	6%	7%
Adjusted EBITDA margin % (2)	14%	14%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by adjusted revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by adjusted revenue

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the nine months ended November 30, 2020 and November 30, 2019.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the nine months ended November 30, 2020 and November 30, 2019 to adjusted financial measures is reflected in the tables below:

For the Nine Months Ended (in millions)	November 30, 2020	November 30, 2019
Revenue	$683	$758
Software deferred revenue acquired (1)	21	50
Adjusted revenue	$704	$808

Gross margin	$491	$551
Software deferred revenue acquired (1)	21	50
Restructuring charges	—	5
Stock compensation expense	4	3
Adjusted gross margin	$516	$609

Gross margin %	71.9%	72.7%
Software deferred revenue acquired (1)	0.8%	1.6%
Restructuring charges	—%	0.7%
Stock compensation expense	0.6%	0.4%
Adjusted gross margin %	73.3%	75.4%

Operating expense	$1,285	$659
Restructuring charges	2	4
Stock compensation expense	31	43
Debenture fair value adjustment (2)	114	(71)
Software deferred commission expense acquired	(10)	(13)
Acquired intangibles amortization	97	106
Business acquisition and integration costs	—	3
Goodwill impairment charge	594	—
LLA impairment charge	21	5
Adjusted operating expense	$436	$582
______________________________
(1) See Reconciliation of U.S. GAAP Software and Services revenue to adjusted Software and Service revenue
(2) See “Third Quarter Fiscal 2021 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the nine months ended November 30, 2020 and November 30, 2019 to the adjusted net income and adjusted basic earnings per share is reflected in the tables below:

For the Nine Months Ended (in millions, except per share amounts)	November 30, 2020		November 30, 2019
		Basic earnings (loss) per share		Basic earnings (loss) per share
Net loss	$(789)	$(1.41)	$(111)	$(0.20)
Software deferred revenue acquired	21		50
Restructuring charges	2		9
Stock compensation expense	35		46
Debenture fair value adjustment	114		(71)
Software deferred commission expense acquired	(10)		(13)
Acquired intangibles amortization	97		106
Business acquisition and integration costs	—		3
Goodwill impairment charge	594		—
LLA impairment charge	21		5
Acquisition valuation allowance	—		(1)
Adjusted net income	$85	$0.15	$23	$0.04
Reconciliation of U.S. GAAP Software and Services revenue for the nine months ended November 30, 2020 and November 30, 2019 to adjusted Software and Services revenue is reflected in the tables below:

For the Nine Months Ended (in millions)	November 30, 2020	November 30, 2019
Software and Services Revenue	$461	$521
Software deferred revenue acquired	21	50
Adjusted Software and Services Revenue	$482	$571
Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2020 and November 30, 2019 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the tables below:

For the Nine Months Ended (in millions)	November 30, 2020	November 30, 2019
Research and development	$167	$199
Stock compensation expense	8	10
Adjusted research and development	$159	$189

Selling, marketing and administration	$252	$380
Restructuring charges	2	4
Software deferred commission expense acquired	(10)	(13)
Stock compensation expense	23	33
Business acquisition and integration costs	—	3
Adjusted selling, marketing and administration	$237	$353

Amortization	$137	$146
Acquired intangibles amortization	97	106
Adjusted amortization	$40	$40

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the nine months ended November 30, 2020 and November 30, 2019 are reflected in the table below.

For the Nine Months Ended (in millions)	November 30, 2020	November 30, 2019
Operating loss	$(794)	$(108)
Non-GAAP adjustments to operating loss
Software deferred revenue acquired	21	50
Restructuring charges	2	9
Stock compensation expense	35	46
Debenture fair value adjustment	114	(71)
Software deferred commission expense acquired	(10)	(13)
Acquired intangibles amortization	97	106
Business acquisition and integration costs	—	3
Goodwill impairment charge	594	—
LLA impairment charge	21	5
Total non-GAAP adjustments to operating loss	874	135
Adjusted operating income	80	27
Amortization	149	160
Acquired intangibles amortization	(97)	(106)
Adjusted EBITDA	$132	$81

Adjusted revenue (per above)	$704	$808
Adjusted operating income margin % (1)	11%	3%
Adjusted EBITDA margin % (2)	19%	10%
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
Total Company billings decreased in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 and compared to the second quarter of fiscal 2021.
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
Total adjusted Software and Services product revenue, excluding professional services, was approximately 83% recurring in the third quarter of fiscal 2021 and decreased from greater than 90% recurring in the third quarter of fiscal 2020 due to product mix.

Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Software and Services ARR was approximately $475 million in the third quarter of fiscal 2021 and decreased compared to the second quarter of fiscal 2021 primarily due to the impact of COVID-19 on BTS.
The Company expects to see the negative impact of COVID-19 on ARR until early in fiscal 2022, as the Company returns to its normal revenue run rate for BTS.
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
Software and Services DBNRR was 90% in the third quarter of fiscal 2021.
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
Net customer churn rate was approximately 1% in the third quarter of fiscal 2021.
Free Cash Flow
Free cash flow is a measure of liquidity calculated as net operating cash flow minus capital expenditures. Free cash flow does not have any standardized meaning as prescribed by U.S. GAAP and therefore may not be comparable to similar measures presented by other companies. The Company uses free cash flow when assessing its sources of liquidity, capital resources, and quality of earnings. Free cash flow is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. For the three months ended November 30, 2020, the Company’s net cash flow provided by operating activities was $29 million and capital expenditures were $2 million, resulting in the Company reporting free cash flow of $27 million.
Results of Operations - Three months ended November 30, 2020 compared to the three months ended November 30, 2019
Revenue
Revenue by Product and Service
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Three Months Ended (in millions)
	November 30, 2020	November 30, 2019	Change
Revenue by Product and Service
Software and Services	$162	$185	$(23)
Licensing and Other	56	82	(26)
	$218	$267	$(49)

% Revenue by Product and Service
Software and Services	74.3%	69.3%
Licensing and Other	25.7%	30.7%
	100.0%	100.0%

Software and Services
Software and Services revenue was $162 million, or 74.3% of revenue, in the third quarter of fiscal 2021, a decrease of $23 million compared to $185 million, or 69.3% of revenue, in the third quarter of fiscal 2020. The decrease in Software and Services revenue of $23 million was primarily due to a decrease of $29 million in recurring royalties in BlackBerry QNX, due to the slowdown in the automotive market related to the COVID-19 pandemic and the conversion in the prior fiscal year of certain existing royalty-bearing licenses to fixed pricing from volume-based pricing, a decrease of $5 million relating to professional services and a decrease of $3 million relating to non-automotive OEM business, partially offset by an increase of $14 million related to hardware sales in Secusmart and an increase of $5 million related to product revenue in BlackBerry Spark.
Adjusted Software and Services revenue was $168 million in the third quarter of fiscal 2021, a decrease of $30 million compared to $198 million in the third quarter of fiscal 2020. Adjusted Software and Services revenue decreased due to the reasons described above on a U.S. GAAP basis and due to a decrease of $7 million in the non-GAAP adjustment of deferred software revenue acquired to $6 million in the third quarter of fiscal 2021 from $13 million in the third quarter of fiscal 2020.
The Company expects Software and Services to have sequential non-GAAP revenue growth in the fourth quarter of fiscal 2021.
The Company previously stated that it expected sequential BTS revenue growth in the third quarter of fiscal 2021. BTS revenue grew sequentially in the third quarter of fiscal 2021.
Licensing and Other
Licensing and Other revenue was $56 million, or 25.7% of revenue, in the third quarter of fiscal 2021, a decrease of $26 million compared to $82 million, or 30.7% of revenue, in the third quarter of fiscal 2020. The decrease in Licensing and Other revenue of $26 million was primarily due to a decrease in revenue from the Company’s patent licensing agreement with Teletry and a decrease in direct intellectual property (“IP”) licensing arrangements.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	November 30, 2020	November 30, 2019	Change
Revenue by Geography
North America	$147	$188	$(41)
Europe, Middle East and Africa	55	60	(5)
Other regions	16	19	(3)
	$218	$267	$(49)

% Revenue by Geography
North America	67.5%	70.4%
Europe, Middle East and Africa	25.2%	22.5%
Other regions	7.3%	7.1%
	100.0%	100.0%
North America Revenue
Revenue in North America was $147 million, or 67.5% of revenue, in the third quarter of fiscal 2021, reflecting a decrease of $41 million compared to $188 million, or 70.4% of revenue, in the third quarter of fiscal 2020. Revenue in North America decreased compared to the third quarter of fiscal 2020 primarily due to a decrease of $26 million in Licensing and Other revenue and a decrease of $8 million in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service”, a decrease of $4 million relating to professional services, a decrease of $3 million relating to non-automotive OEM business and a decrease of $2 million in BlackBerry AtHoc revenue, partially offset by an increase of $4 million in product revenue in BlackBerry Spark.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $55 million or 25.2% of revenue in the third quarter of fiscal 2021, reflecting a decrease of $5 million compared to $60 million or 22.5% of revenue in the third quarter of fiscal 2020. The decrease in revenue is primarily due to a decrease of $15 million in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by

Product and Service”, a decrease of $1 million SAF revenue and a decrease of $1 million relating to professional services, partially offset by an increase of $14 million related to hardware sales in Secusmart.
Other Regions Revenue
Revenue in other regions was $16 million or 7.3% of revenue in the third quarter of fiscal 2021, reflecting a decrease of $3 million compared to $19 million or 7.1% of revenue in the third quarter of fiscal 2020. The decrease in revenue is primarily due to a $6 million decrease in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service”, partially offset by an increase of $2 million in BlackBerry Spark revenue due to the reasons discussed above in “Revenue by Product and Service”.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $49 million to approximately $149 million in the third quarter of fiscal 2021 from $198 million in the third quarter of fiscal 2020. The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry QNX, partially offset by an increase in revenue from Secusmart due to the reasons discussed above in “Revenue by Product and Service”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 5.9% to approximately 68.3% of consolidated revenue in the third quarter of fiscal 2021 from 74.2% of consolidated revenue in the third quarter of fiscal 2020. The decrease was primarily due to a lower gross margin contribution from Licensing and Other and BlackBerry QNX (at a higher relative gross margin percentage in each case) due to the reasons discussed above in “Revenue by Product and Service” and a higher gross margin contribution from Secusmart (at a lower relative gross margin percentage) due to the reasons discussed above in “Revenue by Product and Service”.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended November 30, 2020, compared to the quarter ended August 31, 2020 and the quarter ended November 30, 2019. The Company believes it is meaningful to provide a sequential comparison between the third quarter of fiscal 2021 and the second quarter of fiscal 2021.

	For the Three Months Ended (in millions)
	November 30, 2020	August 31, 2020	November 30, 2019
Revenue	$218	$259	$267
Operating expenses
Research and development	53	57	66
Selling, marketing and administration	83	79	129
Amortization	45	46	49
Impairment of long-lived assets	—	21	3
Debentures fair value adjustment	95	18	(20)
Total	$276	$221	$227

Operating Expenses as % of Revenue
Research and development	24.3%	22.0%	24.7%
Selling, marketing and administration	38.1%	30.5%	48.3%
Amortization	20.6%	17.8%	18.4%
Impairment of long-lived assets	—%	8.1%	1.1%
Debentures fair value adjustment	43.6%	6.9%	(7.5)%
Total	126.6%	85.3%	85.0%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended November 30, 2020, August 31, 2020 and November 30, 2019.

U.S. GAAP Operating Expenses
Operating expenses increased by $55 million, or 24.9%, to $276 million, or 126.6% of revenue, in the third quarter of fiscal 2021, compared to $221 million, or 85.3% of revenue, in the second quarter of fiscal 2021. The increase was primarily attributable to the difference between the Q3 Fiscal 2021 Debentures Fair Value Adjustment and the fair value adjustment of $77 million related to the Debentures incurred in the second quarter of fiscal 2021, and a decrease of $8 million in government subsidies resulting from claims filed for the CEWS program to support the business through the COVID-19 pandemic, partially offset by $21 million in impairment of long-lived assets in the second quarter of fiscal 2021 which did not recur, and a decrease of $9 million in salaries and benefits expenses.
Operating expenses increased by $49 million, or 21.6%, to $276 million, or 126.6% of revenue, in the third quarter of fiscal 2021, compared to $227 million, or 85.0% of revenue, in the third quarter of fiscal 2020. The increase was primarily attributable to the difference between the Q3 Fiscal 2021 Debentures Fair Value Adjustment and the fair value adjustment of $115 million related to the Debentures incurred in the third quarter of fiscal 2020, partially offset by a decrease of $12 million in salaries and benefits expenses, a benefit from CEWS funding of $10 million, a decrease of $7 million in variable incentive plan costs, a decrease of $5 million in marketing and advertising expenses, a decrease of $5 million in bad debt expense and a decrease of $5 million in travel expense.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $2 million, or 1.4%, to $142 million in the third quarter of fiscal 2021 compared to $144 million in the second quarter of fiscal 2021. The decrease was primarily attributable to a decrease of $8 million in salaries and benefits expenses and a decrease of $3 million in bad debt expenses, partially offset by a decrease in the benefit from CEWS funding of $8 million.
Adjusted operating expenses decreased by $53 million, or 27.2%, to $142 million in the third quarter of fiscal 2021, compared to $195 million in the third quarter of fiscal 2020. The decrease was primarily attributable to a decrease of $12 million in salaries and benefits expenses, the benefit of $10 million in CEWS funding, a decrease of $7 million in variable incentive plan costs, a decrease of $5 million in marketing and advertising expenses, a decrease of $5 million in bad debt expense, and a decrease of $5 million travel expense.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $13 million, or 19.7%, to $53 million in the third quarter of fiscal 2021 compared to $66 million in the third quarter of fiscal 2020. The decrease was primarily attributable to a decrease of $8 million in salaries and benefits expenses and a decrease of $2 million in consulting fees, partially offset by an increase of $2 million in variable incentive plan costs.
Adjusted research and development expenses decreased by $12 million, or 19.4%, to $50 million in the third quarter of fiscal 2021 compared to $62 million in the third quarter of fiscal 2020. The decrease was primarily due to the reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $46 million, or 35.7%, to $83 million in the third quarter of fiscal 2021 compared to $129 million in the third quarter of fiscal 2020. This decrease was primarily attributable to the benefit of $10 million in CEWS funding, a decrease of $8 million in variable incentive plan costs, a decrease of $5 million in marketing and advertising expenses, a decrease of $5 million in bad debt expenses and a decrease of $4 million in salaries and benefits expenses.
Adjusted selling, marketing and administration expenses decreased by $40 million, or 33.6%, to $79 million in the third quarter of fiscal 2021 compared to $119 million in the third quarter of fiscal 2020. This decrease was primarily due to the reasons described above on a U.S. GAAP basis.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended November 30, 2020 compared to the quarter ended November 30, 2019. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	November 30, 2020	November 30, 2019	Change
Property, plant and equipment	$4	$5	$(1)
Intangible assets	41	44	(3)
Total	$45	$49	$(4)

	Included in Cost of Sales
	November 30, 2020	November 30, 2019	Change
Property, plant and equipment	$1	$1	$—
Intangible assets	3	3	—
Total	$4	$4	$—
Amortization included in Operating Expense
Amortization expense relating to property, plant and equipment and certain intangible assets decreased by $4 million to $45 million for the third quarter of fiscal 2021 compared to $49 million for the third quarter of fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization decreased by $1 million to $13 million in the third quarter of fiscal 2021 compared to $14 million in the third quarter of fiscal 2020 due to the lower cost base of assets.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations was $4 million in the third quarter of fiscal 2021, consistent with $4 million in the third quarter of fiscal 2020.
Investment Loss, Net
Investment loss, net, which includes the interest expense from the 1.75% Debentures, was $1 million in the third quarter of fiscal 2021, consistent with $1 million in the third quarter of fiscal 2020. The decrease in interest expense from the Debentures in the third quarter of fiscal 2021 was offset by a decrease in investment income due to a lower yield on cash and investments and a lower cash and investments balance compared to the third quarter of fiscal 2020.
Income Taxes
For the third quarter of fiscal 2021, the Company’s net effective income tax expense rate was approximately 2%, compared to an effective income tax expense rate of approximately 7% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the third quarter of fiscal 2021 was $130 million, or $0.23 basic and diluted loss per share on a U.S. GAAP basis, reflecting an increase in net loss of $98 million compared to a net loss of $32 million, or $0.06 basic loss per share and $0.07 diluted loss per share, in the third quarter of fiscal 2020. The increase in net loss of $98 million was primarily due to an increase in operating expenses primarily due to the Q3 Fiscal 2021 Debentures Fair Value Adjustment, as described above in “Operating Expenses”, a decrease in revenue, as described above in “Revenue by Product and Service” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.

Adjusted net income was $11 million in the third quarter of fiscal 2021 compared to $17 million in the third quarter of fiscal 2020, reflecting a decrease in adjusted net income of $6 million primarily due to a decrease in revenue as described above in “Revenue by Product and Service” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in operating expenses as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 562 million common shares for basic and diluted loss per share for the third quarter of fiscal 2021. The weighted average number of shares outstanding was 555 million common shares for basic loss per share and 615 million common shares for diluted loss per share for the third quarter of fiscal 2020.
Results of Operations - Nine months ended November 30, 2020 compared to the nine months ended November 30, 2019
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the nine months ended November 30, 2020 and November 30, 2019:

	For the Nine Months Ended
	(in millions, except for share and per share amounts)
	November 30, 2020	November 30, 2019	Change
Revenue	$683	$758	$(75)
Gross margin	491	551	(60)
Operating expenses	1,285	659	626
Investment income (loss), net	(6)	2	(8)
Loss before income taxes	(800)	(106)	(694)
Provision for (recovery of) income taxes	(11)	5	(16)
Net loss	$(789)	$(111)	$(678)
Loss per share - reported
Basic	$(1.41)	$(0.20)	$(1.21)
Diluted	$(1.41)	$(0.27)	$(1.14)

Weighted-average number of shares outstanding (000’s)
Basic (1)	559,732	552,931
Diluted (2)	559,732	613,431
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the first nine months of fiscal 2021 includes approximately 2,802,067 common shares remaining to be issued in equal installments on the next two anniversary dates of the Cylance acquisition, in consideration for the acquisition. Basic loss per share on a U.S. GAAP basis for the first nine months of fiscal 2020 includes approximately 4,182,189 common shares to be issued in equal installments on the three anniversary dates of the Cylance acquisition, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(2)Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2021 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2021 and fiscal 2020 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.

Revenue
Revenue by Product and Service
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Nine Months Ended
	(in millions)
	November 30, 2020	November 30, 2019	Change
Revenue by Product and Service
Software and Services	$461	$521	$(60)
Licensing and Other	222	237	(15)
	$683	$758	$(75)

% Revenue by Product and Service
Software and Services	67.5%	68.7%
Licensing and Other	32.5%	31.3%
	100.0%	100.0%
Software and Services
Software and Services revenue was $461 million, or 67.5% of revenue in the first nine months of fiscal 2021, a decrease of $60 million compared to $521 million, or 68.7% of revenue in the first nine months of fiscal 2020. The decrease in Software and Services revenue of $60 million was primarily due to a decrease of $69 million in recurring royalties in BlackBerry QNX, due to the slowdown in the automotive market related to the COVID-19 pandemic and the conversion in the prior fiscal year of certain existing royalty-bearing licenses to fixed pricing from volume-based pricing, a decrease of $14 million relating to professional services, a decrease of $9 million relating to non-automotive OEM business and a decrease of $7 million in BlackBerry AtHoc revenue, partially offset by an increase of $28 million related to product revenue in BlackBerry Spark and an increase of $17 million in hardware sales in Secusmart.
Adjusted Software and Services revenue was $482 million in the first nine months of fiscal 2021 compared to $571 million in the first nine months of fiscal 2020, representing a decrease of $89 million. The $89 million decrease in adjusted Software and Services revenue was primarily attributable to the same reasons described above on a U.S. GAAP basis and due to a decrease of $29 million in the non-GAAP adjustment of deferred software revenue acquired to $21 million in the first nine months of fiscal 2021 from $50 million in the first nine months of fiscal 2020.
Licensing and Other
Licensing and Other revenue was $222 million, or 32.5% of revenue in the first nine months of fiscal 2021, a decrease of $15 million compared to $237 million, or 31.3% of revenue in the first nine months of fiscal 2020. The decrease in Licensing and Other revenue of $15 million was primarily due to a decrease of $23 million in revenue from the BBM Consumer licensing arrangement and a decrease of $8 million from mobility licensing arrangements, partially offset by an increase of $22 million in revenue from the Company’s patent licensing agreement with Teletry, partially offset by a decrease in direct IP licensing arrangements. SAF revenue, which is generated from users of BlackBerry 7 and prior BlackBerry operating systems, also decreased by $6 million, primarily due to a lower number of BlackBerry 7 users and lower revenue from those users compared to the first nine months of fiscal 2020.

U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Nine Months Ended
	(in millions)
	November 30, 2020	November 30, 2019	Change
Revenue by Geography
North America	$492	$527	$(35)
Europe, Middle East and Africa	144	168	(24)
Other regions	47	63	(16)
	$683	$758	$(75)

% Revenue by Geography
North America	72.0%	69.5%
Europe, Middle East and Africa	21.1%	22.2%
Other regions	6.9%	8.3%
	100.0%	100.0%
North America Revenue
Revenue in North America was $492 million, or 72.0% of revenue, in the first nine months of fiscal 2021, reflecting a decrease of $35 million compared to $527 million, or 69.5% of revenue in the first nine months of fiscal 2020. The decrease in North American revenue is primarily due to a decrease of $32 million in BlackBerry QNX revenue, due to the reasons discussed above in “Revenue by Product and Service”, a decrease of $23 million in revenue from the BBM Consumer licensing arrangement, a decrease of $9 million relating to non-automotive OEM business, a decrease of $7 million relating to professional services and a decrease of $6 million in BlackBerry AtHoc revenue, partially offset by an increase of $27 million in product revenue in BlackBerry Spark and an increase of $22 million in Licensing and Other revenue related to Teletry and direct IP licensing due to the reasons discussed above in “Revenue by Product and Service”.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $144 million, or 21.1% of revenue, in the first nine months of fiscal 2021, reflecting a decrease of $24 million compared to $168 million, or 22.2% of revenue, in the first nine months of fiscal 2020. The decrease in revenue is primarily due to decreases of $26 million in BlackBerry QNX revenue and a decrease of $6 million in SAF revenue due to the reasons discussed above in “Revenue by Product and Service”, a decrease of $2 million in development seat revenue and a decrease of $2 million in product revenue in BlackBerry Spark, partially offset by an increase of $17 million in hardware sales in Secusmart.
Other Regions Revenue
Revenue in other regions was $47 million, or 6.9% of revenue, in the first nine months of fiscal 2021, reflecting a decrease of $16 million compared to $63 million, or 8.3% of revenue, in the first nine months of fiscal 2020. The decrease in revenue is primarily due to a decrease of $10 million in BlackBerry QNX revenue, due to the reasons discussed above in “Revenue by Product and Service”, a decrease of $8 million from mobility licensing arrangements and a decrease of $2 million in development seat revenue, partially offset by an increase of $5 million in product revenue in BlackBerry Spark.

Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $60 million to approximately $491 million in the first nine months of fiscal 2021 from $551 million in the first nine months of fiscal 2020. The decrease was primarily due to a decrease in gross margin in BlackBerry QNX, partially offset by increases in revenue in BlackBerry Spark, due to the reasons discussed above in “Revenue by Product and Service”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 0.8%, to approximately 71.9% of consolidated revenue in the first nine months of fiscal 2021 from 72.7% of consolidated revenue in the first nine months of fiscal 2020. The decrease was primarily due a lower proportion of gross margin percentage associated with BlackBerry QNX due to the reasons discussed above in “Revenue by Product and Service”, partially offset by a higher proportion of gross margin percentage associated with Licensing and Other.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2020, compared to the nine months ended November 30, 2019.

	For the Nine Months Ended
	(in millions)
	November 30, 2020	November 30, 2019	Change
Revenue	$683	$758	$(75)
Operating expenses
Research and development	167	199	(32)
Selling, marketing and administration	252	380	(128)
Amortization	137	146	(9)
Impairment of goodwill	594	—	594
Impairment of long-lived assets	21	5	16
Debentures fair value adjustment	114	(71)	185
Total	$1,285	$659	$626

Operating Expense as % of Revenue
Research and development	24.5%	26.3%
Selling, marketing and administration	36.9%	50.1%
Amortization	20.1%	19.3%
Impairment of goodwill	87.0%	—%
Impairment of long-lived assets	3.1%	0.7%
Debentures fair value adjustment	16.7%	(9.4)%
Total	188.1%	86.9%

See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the nine months ended November 30, 2020 and November 30, 2019.
U.S. GAAP Operating Expenses
Operating expenses increased by $626 million, or 95.0%, to $1,285 million, or 188.1% of revenue in the first nine months of fiscal 2021, compared to $659 million, or 86.9% of revenue, in the first nine months of fiscal 2020. The increase was primarily attributable to an increase of $594 million in goodwill impairment, the difference between the Fiscal 2021 Debentures Fair Value Adjustment and the fair value adjustment of $185 million related to the Debentures incurred in the first nine months of fiscal 2020 and an increase of $16 million in impairment of long-lived assets, partially offset by the benefit of $37 million in CEWS funding, a decrease of $32 million in salaries and benefits expense, costs associated with direct IP licensing arrangements of $18 million in the first nine months of fiscal 2020 which did not recur, and a decrease of $15 million in travel expense.
Adjusted Operating Expenses

Adjusted operating expenses decreased by $146 million, or 25.1%, to $436 million in the first nine months of fiscal 2021, compared to $582 million in the first nine months of 2020. The decrease was primarily attributable to the benefit of $37 million in CEWS funding, a decrease of $31 million in salaries and benefits expense, costs associated with direct IP licensing arrangements of $18 million in the first nine months of 2020 which did not recur, a decrease of $15 million in travel expense and a decrease of $13 million in marketing and advertising expense.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $32 million, or 16.1%, to $167 million, or 24.5% of revenue, in the first nine months of fiscal 2021, compared to $199 million, or 26.3% of revenue, in the first nine months of fiscal 2020. The decrease was primarily attributable to a decrease of $21 million in salaries and benefits expense, a decrease of $6 million in consulting fees and a decrease of $3 million in infrastructure costs, partially offset by a decrease of $4 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX.
Adjusted research and development expenses decreased by $30 million, or 15.9% to $159 million in the first nine months of fiscal 2021 compared to $189 million in the first nine months of fiscal 2020. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $128 million, or 33.7%, to $252 million, or 36.9% of revenue, in the first nine months of fiscal 2021 compared to $380 million in the first nine months of fiscal 2020, or 50.1% of revenue. The decrease was primarily attributable to the benefit of $37 million in CEWS funding, a decrease in costs associated with direct IP licensing arrangements of $18 million in the first nine months of 2020 which did not recur, a decrease of $13 million in travel expense, a decrease of $11 million in variable incentive plan costs, and a decrease of $11 million in salaries and benefits expenses.
Adjusted selling, marketing and administration expenses decreased by $116 million, or 32.9%, to $237 million in the first nine months of fiscal 2021 compared to $353 million in the first nine months of fiscal 2020. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Nine Months Ended
	(in millions)
	Included in Operating Expense
	November 30, 2020	November 30, 2019	Change
Property, plant and equipment	$13	$14	$(1)
Intangible assets	124	132	(8)
Total	$137	$146	$(9)

	Included in Cost of Sales
	November 30, 2020	November 30, 2019	Change
Property, plant and equipment	$3	$4	$(1)
Intangible assets	9	10	(1)
Total	$12	$14	$(2)

Amortization included in Operating Expense
Amortization expense relating to certain property, plant and equipment and intangible assets decreased by $9 million to $137 million in the first nine months of fiscal 2021, compared to $146 million in the first nine months of fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization expense was $40 million in the first nine months of fiscal 2021, consistent with $40 million in the first nine months of fiscal 2020.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations decreased by $2 million to $12 million in the first nine months of fiscal 2021, compared to $14 million in the first nine months of fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the Debentures, decreased by $8 million to investment loss of $6 million in the first nine months of fiscal 2021, from investment income of $2 million in the first nine months of fiscal 2020. The decrease in investment income was due to lower yields on cash and investments in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020, partially offset by a decrease in interest expense from the Debentures.
Income Taxes
For the first nine months of fiscal 2021, the Company’s net effective income tax recovery rate was approximately 1%, compared to a net effective income tax expense of approximately 5% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s adjusted net effective income tax recovery rate was approximately 15%, compared to an adjusted net effective income tax expense of approximately 21% for the same period in the prior fiscal year. The change is due to prior years taxable items that could not be offset with carried forward tax attributes such as tax losses.
Net Loss
The Company’s net loss for the first nine months of fiscal 2021 was $789 million, reflecting an increase in net loss of $678 million compared to net loss of $111 million in the first nine months of fiscal 2020, primarily due to increases in operating expenses due to the goodwill impairment and increase in debenture fair value adjustment, as described above in “Operating Expenses”, and a decrease in revenue as described above in “Revenue by Product and Service”.
Adjusted net income in the first nine months of fiscal 2021 was $85 million compared to $23 million in the first nine months of fiscal 2020, reflecting an increase in adjusted net income of $62 million, primarily due to a decrease in operating expenditures as described above in “Operating Expenses”, partially offset by a decrease in revenue as described above in “Revenue by Product and Service”.
Basic and diluted loss per share on a U.S. GAAP basis was $1.41 in the first nine months of fiscal 2021, an increase in basic and diluted loss per share of $1.21 and $1.14, respectively, compared to basic loss per share on a U.S. GAAP basis of $0.20 and diluted loss per share on a U.S. GAAP basis of $0.27 in the first nine months of fiscal 2020.
The weighted average number of shares outstanding was 560 million for basic and diluted loss per share for the first nine months of November 30, 2020. The weighted average number of shares outstanding was 553 million and 613 million for basic and diluted loss per share, respectively, for the first nine months of November 30, 2019.
Common Shares Outstanding
On December 15, 2020, there were 563 million voting common shares, options to purchase 3 million voting common shares, 19 million restricted share units and 1 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.

Selected Quarterly Financial Data
The following table sets forth the Company’s unaudited quarterly consolidated results of operations data for each of the eight most recent quarters, including the quarter ended November 30, 2020. The information in the table below has been derived from the Company’s unaudited interim consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements of the Company and include all adjustments necessary for a fair presentation of information when read in conjunction with the audited consolidated financial statements of the Company. The Company’s quarterly operating results have varied substantially in the past and may vary substantially in the future. Accordingly, the information below is not necessarily indicative of results for any future quarter.

	(in millions, except per share data)
	Fiscal Year 2021			Fiscal Year 2020				Fiscal Year 2019
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Revenue	$218	$259	$206	$282	$267	$244	$247	$255
Gross margin	149	199	143	212	198	176	177	206
Operating expenses	276	221	788	253	227	219	213	178
Income (loss) before income taxes	(128)	(27)	(645)	(42)	(30)	(43)	(33)	32
Provision for (recovery of) income taxes	2	(4)	(9)	(1)	2	1	2	(19)
Net income (loss)	$(130)	$(23)	$(636)	$(41)	$(32)	$(44)	$(35)	$51

Earnings (loss) per share
Basic earnings (loss) per share	$(0.23)	$(0.04)	$(1.14)	$(0.07)	$(0.06)	$(0.08)	$(0.06)	$0.09
Diluted earnings (loss) per share	$(0.23)	$(0.04)	$(1.14)	$(0.07)	$(0.07)	$(0.10)	$(0.09)	$0.08

Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $233 million to $757 million as at November 30, 2020 from $990 million as at February 29, 2020, primarily due to the redemption of the 3.75% Debentures which was partially offset by the issuance of the 1.75% Debentures. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at November 30, 2020.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	November 30, 2020	February 29, 2020	Change
Cash and cash equivalents	$223	$377	$(154)
Restricted cash	50	49	1
Short-term investments	451	532	(81)
Long-term investments	33	32	1
Cash, cash equivalents, and investments	$757	$990	$(233)

The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	November 30, 2020	February 29, 2020	Change
Current assets	$971	$1,196	$(225)
Current liabilities	427	1,121	(694)
Working capital	$544	$75	$469
Current Assets
The decrease in current assets of $225 million at the end of the third quarter of fiscal 2021 from the end of fourth quarter of fiscal 2020 was primarily due to decreases in cash and cash equivalents of $154 million, short term investments of $81 million and accounts receivable, net of $3 million, partially offset by increases in other receivables of $7 million and income taxes receivable of $4 million.
The Company’s cash and cash equivalents decreased due to the redemption of the 3.75% Debentures on September 1, 2020, partially offset by the issuance of the 1.75% Debentures as described above in “Business Overview - Debt Redemption and New Issuance”.
At November 30, 2020, accounts receivable was $212 million, a decrease of $3 million from February 29, 2020. The decrease was primarily due to lower revenue recognized over the three months ended November 30, 2020 compared to the three months ended February 29, 2020 and an increase in the allowance for credit losses from the adoption of ASC 326, partially offset by an increase in days sales outstanding to 94 days at the end of the third quarter of fiscal 2021 from 70 days at the end of the fourth quarter of fiscal 2020 due to extending payment terms and to an increase in overdue balances as a result of COVID-19.
At November 30, 2020, other receivables increased by $7 million to $21 million compared to $14 million as at February 29, 2020. The increase was primarily due to an increase of $7 million relating to the CEWS program.
At November 30, 2020, income taxes receivable was $10 million, an increase of $4 million from February 29, 2020. The increase was primarily due to the U.S. CARES Act resulting in an increase in taxes receivable from tax loss carry backs.
Current Liabilities
The decrease in current liabilities of $694 million at the end of the third quarter of 2021 from the end of the fourth quarter of fiscal 2020 was primarily due to a decrease in Debentures of $606 million due to the redemption of the 3.75% Debentures, a decrease in deferred revenue of $47 million, a decrease in accrued liabilities of $29 million, a decrease in income taxes payable of $10 million and a decrease in accounts payable of $2 million.
Deferred revenue, current was $217 million, which reflects a decrease of $47 million compared to February 29, 2020 that was attributable to a $41 million decrease in deferred revenue, current related to BlackBerry Spark and $10 million related to IP licensing, partially offset by a $2 million increase in deferred revenue, current related to BlackBerry AtHoc.
Accrued liabilities were $173 million, reflecting a decrease of $29 million compared to February 29, 2020, which was primarily attributable to a $10 million decrease in variable incentive plan costs and a decrease of $8 million in payroll accrual.
Income taxes payable were $18 million, reflecting a decrease of $10 million compared to February 29, 2020, which was primarily attributable to the reversal of uncertain tax positions.
Accounts payable were $29 million, reflecting a decrease of $2 million from February 29, 2020, which was primarily attributable to payments of accounts payable.

Cash flows for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 were as follows:

	For the Nine Months Ended
	(in millions)
	November 30, 2020	November 30, 2019	Change
Net cash flows provided by (used in):
Operating activities	$30	$(8)	$38
Investing activities	52	(32)	84
Financing activities	(236)	6	(242)
Effect of foreign exchange gain (loss) on cash and cash equivalents	1	(1)	2
Net decrease in cash and cash equivalents	$(153)	$(35)	$(118)
Operating Activities
The decrease in net cash flows used in operating activities of $38 million primarily reflects the net changes in working capital.
Investing Activities
During the nine months ended November 30, 2020, cash flows provided by investing activities were $52 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $80 million, offset by cash used in the acquisition of intangible assets of $23 million, and the acquisition of property, plant and equipment of $5 million. For the same period in the prior fiscal year, cash flows used in investing activities were $32 million and included cash used in transactions involving intangible asset additions of $24 million, and acquisitions of property, plant and equipment of $9 million, offset by proceeds from the decrease in consideration paid for the Cylance acquisition.
Financing Activities
The decrease in cash flows used in financing activities was $242 million for the first nine months of fiscal 2021 due to the redemption of the 3.75% Debentures on September 1, 2020, partially offset by the issuance of the 1.75% Debentures as described above in “Business Overview - Debt Redemption and New Issuance” and an increase in common shares issued for stock options exercised and employee share purchase plan.
Aggregate Contractual Obligations
The following table sets out aggregate information about the Company’s contractual obligations and the periods in which payments are due as at November 30, 2020:

	(in millions)
	Total	Less than One Year	One to Three Years	Four to Five Years	Greater than Five Years
Operating lease obligations	$144	$34	$57	$33	$20
Purchase obligations and commitments	164	92	69	3	—
Debt interest and principal payments	385	6	379	—	—
Total	$693	$132	$505	$36	$20
Purchase obligations and commitments amounted to approximately $693 million as at November 30, 2020, including the principal amount of the 1.75% Debentures of $365 million and operating lease obligations of $144 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at November 30, 2020 decreased by approximately $320 million as compared to the February 29, 2020 balance of approximately $1,013 million, which was attributable to the redemption of the 3.75% Debentures on September 1, 2020, partially offset by the issuance of the 1.75% Debentures as described above in “Business Overview - Debt Redemption and New Issuance”, a decrease in purchase obligations and commitments and a decrease in operating lease obligations.

Debenture Financing and Other Funding Sources
See Note 6 to the Consolidated Financial Statements for a description of the Debentures.
The Company has $50 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $757 million as at November 30, 2020. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act, or under applicable Canadian securities laws.
Accounting Policies and Critical Accounting Estimates
See Note 1 to the Consolidated Financial Statements for policies updated to reflect the issuance of the 1.75% Debentures and the adoption of the new standard in accounting for credit losses on financial instruments and goodwill.
See Note 2 to the Consolidated Financial Statements for accounting pronouncements not yet adopted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2021 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2020, approximately 17% of cash and cash equivalents, 20% of accounts receivables and 56% of accounts payable were denominated in foreign currencies (February 29, 2020 – 12%, 17% and 17%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at November 30, 2020 (after hedging activities), the impact to the Company would be immaterial.
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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at November 30, 2020 was $13 million

(February 29, 2020 - $9 million). There were two customers that comprised more than 10% of accounts receivable as at November 30, 2020 (February 29, 2020 - two customers that comprised more than 10%). During the third quarter of fiscal 2021, the percentage of the Company’s receivable balance that was past due increased by 5.2% compared to the fourth quarter of fiscal 2020. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from its distributor partners (such as resellers and network carriers) exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition.
The Company’s sales to Teletry represented approximately 13% of the Company’s revenue in the third quarter of fiscal 2021 (third quarter of fiscal 2020 - 20%) and 27% of the Company’s revenue in the first nine months of fiscal 2021 (first nine months of fiscal 2020 - 15%). The Company expects this to be lower in the fourth quarter of fiscal 2021. No other individual customer accounted for more than 10% of the Company’s revenue in the third quarter or first nine months of fiscal 2021 or fiscal 2020. In fiscal 2018, the Company entered into a strategic licensing agreement with Teletry under which Teletry may sublicense a broad range of the Company’s patents to global smartphone manufacturers. The Company also continues to operate its own licensing program outside of Teletry’s sublicensing rights. The Company does not rely primarily on patents or other intellectual property rights to protect or establish its market position; however, it is prepared to enforce its intellectual property rights in certain technologies when attempts to negotiate mutually agreeable licenses are not successful.
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
ITEM 4. CONTROLS AND PROCEDURES
As of November 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the U.S. Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended November 30, 2020, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BLACKBERRY LIMITED

Date: December 18, 2020	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)