Form 10-K
period 2021-02-28
BLACKBERRY Ltd
filed 2021-03-31
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2021

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
Registrant’s telephone number, including area code

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on August 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common shares as reported by the New York Stock Exchange, was approximately $2.9 billion. The registrant had 565,542,886 shares of common shares issued and outstanding as of March 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended February 28, 2021.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I
ITEM 1. BUSINESS
The Company
The Company provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 500 million endpoints including more than 175 million cars on the road today. Based in Waterloo, Ontario, the Company leverages artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption, and embedded systems.
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
Intercorporate Relationships
The Company has three material subsidiaries, all of which are wholly-owned, directly or indirectly, by the Company in each case as at February 28, 2021.

Name of Subsidiary	Jurisdiction of Incorporation or Organization
BlackBerry Corporation	Delaware, U.S.A.
BlackBerry UK Limited	England and Wales
Cylance Inc.	Delaware, U.S.A.
Internet of Things Security Software Industry
As the digital transformation of enterprises continues to advance, workforces are becoming more distributed and mobile, and data and applications are increasingly migrating to the cloud. As part of this trend, the number of connected endpoints is growing rapidly, as is their complexity and the volume of sensitive data that they process and store. These endpoints, which include smartphones, laptops, desktops, servers, vehicles, industrial equipment and other connected devices in the Internet of Things (“IoT”), increasingly operate beyond the traditional network security perimeter and present an expanding attack surface to cyber adversaries. During fiscal 2020, the decentralization of the enterprise was accelerated by the global response to the COVID-19 pandemic, which prompted many organizations to pivot to substantially remote and mobile work models.
At the same time, the threat environment for enterprises has become increasingly hostile as the number of adversaries grows and the scale and sophistication of their attacks, increasingly focused on the endpoint, continue to develop. Today’s malicious actors are often well-trained and well-funded criminal organizations, state-sponsored agents and international hacking collectives with the capability of employing advanced techniques to penetrate endpoints and encrypt, destroy or exfiltrate data. These groups have been responsible for highly publicized breaches that have exposed personal information and intellectual property, disrupted operations and caused significant financial and reputational damage to organizations across a broad range of industries.
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
This landscape of growing vulnerability and accountability has created opportunities for secure communications platforms, endpoint cybersecurity and management solutions, embedded systems, enterprise applications, analytic tools and related services that help enterprises to secure their connected endpoints, enhance data privacy and demonstrate compliance with applicable regulations.

Strategy
The Company is widely recognized for its intelligent security software and services and believes that it delivers the broadest set of security capabilities in the market to connect, protect and manage IoT endpoints. The Company leverages its extensive technology portfolio to offer best-in-class cybersecurity, safety and reliability to enterprise customers in government, regulated industries and other core verticals.
The Company’s goal is to offer smarter security solutions that are more effective, require fewer resources to support and produce a better return on investment for customers than competing offerings. To achieve this vision, the Company continues to extend the functionality of its AI-focused BlackBerry Spark® software platform through organic investments and strategic acquisitions and partnerships.
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
Software and Services
BlackBerry Spark
The Company’s core secure software and services offering is its BlackBerry Spark software platform, which integrates a unified endpoint security (“UES”) layer with BlackBerry unified endpoint management (“UEM”) to enable secure endpoint communications in a zero trust environment. BlackBerry UES is a set of complementary cybersecurity products offering endpoint protection platform (“EPP”), endpoint detection and response (“EDR”), mobile threat defense (“MTD”), and user and entity behavior analytics (“UEBA”) capabilities. The BlackBerry Spark platform is informed by the Company’s AI and machine learning capabilities, continuous innovations, professional cybersecurity services, industry partnerships and academic collaborations. The Company is currently executing on a robust schedule of product launches for BlackBerry Spark to deliver a comprehensive security approach operating on a single agent across all endpoints, administered from a single console, leveraging a single crowd-sourced threat data repository and managed in one cloud environment. BlackBerry Spark solutions are available through the BlackBerry Spark® Unified Endpoint Security Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suites, offering the Company’s most comprehensive range of tailored cybersecurity and endpoint management options.
The BlackBerry Spark UES Suite offers leading Cylance® AI and machine learning-based cybersecurity solutions, including: BlackBerry® Protect, an EPP and available MTD solution that uses machine learning to prevent suspicious behavior and the execution of malicious code on an endpoint; BlackBerry® Optics, an EDR solution that provides both visibility into and prevention of malicious activity on an endpoint; BlackBerry® Guard, a managed detection and response solution that provides 24/7 threat hunting and monitoring; and BlackBerry® Persona, a UEBA solution that provides continuous authentication by validating user identity in real time. The combined platform features industry-leading threat prevention modules to help organizations cope with the significant growth of cyberattacks. The Company also offers incident response, compromised assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks.
In addition, the Company offers the BlackBerry Cyber Suite, a UEM-agnostic version of its BlackBerry Spark® UES Suite which organizations will be able to integrate with UEM software from other leading vendors.
The BlackBerry Spark UEM Suite includes the Company’s BlackBerry® UEM, BlackBerry® Dynamics™ and BlackBerry® Workspaces solutions. BlackBerry UEM is a central software component of the Company’s secure communications platform, offering a “single pane of glass”, or unified console view, for managing and securing devices, applications, identity, content and endpoints across all leading operating systems. BlackBerry Dynamics offers a best-in-class development platform and secure container for mobile applications, including the Company’s own enterprise applications such as BlackBerry® Work and BlackBerry® Connect for secure collaboration.
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
BlackBerry Technology Solutions
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
The Company recently announced that it has entered into an agreement with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY™, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. BlackBerry IVY will allow automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning to generate and share predictive insights and inferences. Automakers and developers will be able to use this information to create responsive in-vehicle services that enhance driver and passenger experiences. BlackBerry IVY will support multiple vehicle operating systems and multi-cloud deployments in order to ensure compatibility across vehicle models and brands. The Company expects to release an early access version of BlackBerry IVY in October 2021, followed by a commercial release in February 2022 with installations of BlackBerry IVY to begin in 2023 model year vehicles.
BlackBerry QNX is also a preferred supplier of embedded systems for companies building medical devices, train-control systems, industrial robots, hardware security modules, building automation systems, green energy solutions, and other mission-critical applications.
In addition to BlackBerry QNX, BTS includes BlackBerry Certicom® cryptography and key management products and the BlackBerry Radar® asset monitoring solution.
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
BlackBerry Radar is a family of asset monitoring and telematics solutions for the transportation and logistics industry. The BlackBerry Radar solution includes devices and secure cloud-based dashboards for tracking containers, trailers, chassis, flatbeds and heavy machinery, for reporting locations and sensor data, and for enabling custom alerts and fleet management analytics.
BTS solutions also include BlackBerry Jarvis™, a cloud-based binary static application security testing platform that identifies vulnerabilities in deployed binary software used in automobiles and other embedded applications, and BlackBerry Messenger (BBM®) Enterprise, an enterprise-grade secure instant messaging solution for messaging, voice and video.
Secure Communications
Secure Communications consists of BlackBerry® AtHoc®, BlackBerry® Alert and SecuSUITE.
BlackBerry AtHoc and BlackBerry Alert are secure critical event management solutions that enable people, devices and organizations to exchange critical information in real time during business continuity and life safety operations. The platforms securely connect with a diverse set of endpoints to distribute emergency mass notifications, improve personnel accountability and facilitate the bidirectional collection and sharing of data within and between organizations. BlackBerry AtHoc serves the requirements of the public sector market while BlackBerry Alert targets the commercial sector.
SecuSUITE® for Government is a certified, multi-OS voice and text messaging solution with advanced encryption, anti-eavesdropping and continuous authentication capabilities, providing a maximum level of security on conventional mobile devices for public authorities and businesses.
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
Beginning in the first quarter of fiscal 2022, the Company intends to describe the Software and Services group as consisting of the Company’s Cyber Security business and the BTS business. Cyber Security will consist of BlackBerry Spark together with BlackBerry AtHoc, BlackBerry Alert and SecuSUITE, and the BlackBerry IoT Solutions and Secure Communications nomenclature will no longer apply or be used.
Licensing and Other
The Company’s Licensing business is responsible for the management and monetization of the Company’s global patent portfolio. The patent portfolio continues to provide a competitive advantage in the Company’s core product areas as well as providing leverage in the development of future technologies and licensing programs in both core and adjacent vertical markets. The Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, operating systems, networking infrastructure, acoustics, messaging, enterprise software, automotive subsystems, cybersecurity, cryptography and wireless communications. As of February 28, 2021, the Company owned approximately 38,000 worldwide patents and applications.
In fiscal 2018, the Company entered into a strategic licensing agreement with Teletry under which Teletry may sublicense a broad range of the Company’s patents to a majority of global smartphone manufacturers. The Company also continues to operate its own licensing program outside of Teletry’s sublicensing rights and intends to increase recurring revenue from this program. The Company's technology licensing revenue from Teletry represented approximately 22% of the Company's net sales in fiscal 2021.
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
In the fourth quarter of fiscal 2021, the Company entered into exclusive negotiations with a North American entity for the potential sale of a portion of the patent portfolio relating primarily to non-core or legacy mobile devices, messaging and wireless networking technologies. The Company expects to retain rights to use these patents if a transaction is completed and does not intend to sell patents associated with the Company’s current Software and Services business. Negotiations are ongoing and there can be no assurance that the Company will reach a definitive agreement or that a transaction will be consummated.
The Company’s Other business generates revenue from SAF charged to subscribers using the Company’s legacy BlackBerry 7 and prior BlackBerry operating systems.
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
The Company licenses the BlackBerry Spark platform, including its individual components and complementary third-party applications, through a geographically-dispersed direct sales force, value-added resellers, managed security service providers and alliance partners. The Company continues to build its global BlackBerry Partner Program for resellers and distributors to bolster its direct sales and marketing efforts.
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
The Company markets and sells its BlackBerry Radar secure asset monitoring products and services to enterprise users through its internal sales force as well as through third party distribution channels.

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
BlackBerry Spark
The BlackBerry Spark platform establishes the most complete security controls in any connected IoT environment and meets a growing market demand for a comprehensive solution that integrates unified endpoint security and endpoint management capabilities in a single console with visibility across all endpoints. The platform is differentiated through its use of a zero-trust architecture that uniquely combines intelligent security with a user experience that requires little to no support from end users or IT administrators, simplifying management and reducing costs.
The BlackBerry Cyber Suite leverages Cylance AI, machine learning and automation to provide improved cyber threat prevention and remediation, and can help users to understand risks, make contextual decisions and dynamically apply policy controls with no user interruption, mitigating risks before they materialize. The Company trains its AI model against data lakes containing billions of files so that it learns to autonomously convict, or not convict, files prior to their execution. Unlike traditional signature-based cybersecurity technology, this prevention-oriented approach is able to protect enterprises from malicious zero-day payloads before they are deployed, and even when protected endpoints are offline. Additionally, detection and response decisions are pushed down to the endpoint, minimizing response latency so that a minor security event can be addressed before it becomes a widespread incident. BlackBerry Protect has earned Federal Risk and Authorization Management Program (“FedRAMP”) authorization.
The BlackBerry Spark UEM Suite includes leading unified endpoint management, secure business productivity, application containerization, secure collaboration and digital rights management capabilities. BlackBerry UEM has earned National Information Assurance Partnership (“NIAP”) certification and is the only mobile device management solution on the U.S. Department of Defense Information Network’s Approved Product List. The Company also provides a full development solution for the creation and retrofitting of apps for use in a container and offers an extensive library of secure enterprise applications.
The inclusion of a sophisticated network operations center in the BlackBerry infrastructure is also a key differentiator. The Company pioneered the use of this architecture to route messages reliably and efficiently to and from mobile devices, and over time has expanded capabilities to enable end-to-end secure communications between endpoints and applications and enterprise networks.
BlackBerry IoT Solutions
In the embedded software industry, systems are becoming increasingly connected and complex, with software being used for functions that were previously performed by hardware, driving new functional safety considerations. BlackBerry QNX is recognized for attaining the highest levels of security certifications and approvals for many of its embedded products and is the leader in safety-certified, secure and reliable software for the automotive industry. BlackBerry QNX is a trusted supplier of operating systems, hypervisors, development tools and support to automotive OEMs and Tier 1 vendors and to the general embedded market. BlackBerry QNX technology is embedded in over 175 million cars.
The BlackBerry AtHoc and BlackBerry Alert platforms are mobile and scalable, integrate with legacy systems and support on-premise and cloud-based deployments. With available incident management and encrypted end-to-end instant messaging capabilities, the platforms offer a suite of secure crisis communication services to meet the growing number of use cases for emergency or mass notifications. BlackBerry AtHoc has received FedRAMP certification and is the leading provider of network-centric, interactive crisis communication to the U.S. Department of Defense and the U.S. Department of Homeland Security, among other governmental bodies. BlackBerry AtHoc helps to protect more than 70% of U.S. government personnel.
The Company’s SecuSUITE technology has been certified to be compliant with the Common Criteria protection profile for VoIP applications and SIP servers. It has also earned NIAP certification and has been placed on the National Security Agency’s Commercial Solutions for Classified Program component list of products certified for use on classified systems.
Competition
The Company is engaged in markets that are highly competitive and rapidly evolving. Frequent new product introductions and changes to endpoints, operating systems, applications, security threats, industry standards and the overall technology landscape result in continuously evolving customer requirements for mobile solutions. The Company competes with a broad range of vendors in each of its businesses. See “Competitive Strengths” above for a discussion of how the Company believes it differentiates itself from competitors in its various businesses.

With the BlackBerry UEM Suite, the Company competes primarily with providers of enterprise software solutions. BlackBerry’s UES Technology, including the BlackBerry Cyber Suite, competes with various types of providers, including: traditional signature-based antivirus vendors and identity management; vendors whose business focuses almost solely on EPP; EDR vendors, which primarily focus on continuous monitoring and human response to advanced security threats; companies that provide endpoint systems management; and large network security providers, which have entered the market primarily through acquisition. The Company’s BlackBerry QNX automotive business competes principally with providers of embedded software that employ customized Linux open-source operating systems for the transportation and logistics industry, and with Google’s Android Automotive OS. See Part 1, Item 1A “Risk Factors - The Company faces intense competition”.
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
The Company makes significant investments to support its cybersecurity solutions and is committed to hiring and retaining top data scientists and engineers in the areas of artificial intelligence and machine learning. R&D investments at BlackBerry QNX are increasingly focused on software innovations for autonomous and connected vehicles.
The Company’s investment in longer term research is, in part, supported by taking advantage of specific government financial assistance programs where available. For example, the Company participates in the Strategic Innovation Fund program of the Ministry of Innovation, Science and Economic Development Canada. For additional information, see Note 11 to the Consolidated Financial Statements.
Third Party Software Developers
The Company offers the BlackBerry Development Platform, an enterprise-grade toolset which enables application developers and ISVs to build secure, powerful and customized solutions for almost every use case and to commercialize them on the BlackBerry® Marketplace for Enterprise Software, which contains over 130 enterprise applications and solutions. The platform includes the BlackBerry Dynamics software development kit (“SDK”), which allows developers to integrate BlackBerry security into their enterprise applications, resulting in a managed application where corporate data is protected. The platform also includes SDKs for BlackBerry UEM, BlackBerry Workspaces, BlackBerry AtHoc and other products.
The primary development platform for BlackBerry QNX-based systems is the QNX® Software Development Platform (SDP), which includes the QNX Neutrino Realtime Operating System and the QNX Momentics® Tool Suite. The QNX SDP is complemented by QNX® Hypervisor, QNX® OS for Safety, QNX® Hypervisor for Safety, QNX® Acoustics Management Platform and QNX® Platform for Digital Cockpits and other products.
To support BlackBerry UES products, the Company offers the BlackBerry Endpoint ISV Technology Integration program featuring an application programming interface (“API”) development platform that enables developers and ISVs to develop robust extensible security integrations for BlackBerry UES, creating results-based offerings for targeted use cases. Completed integrations are shared with the user community and promoted to market partners and AWS Marketplace opportunities.
During fiscal 2021, the Company launched the beta program for its Spark SDK, a new in-app protection solution powered by the Company’s enterprise security assessment framework. The Spark SDK enables mobile app developers to enhance their iOS and Android applications with a rich set of security capabilities to prevent device, application or user level attacks. The Company also expanded its developer partner program with the introduction of the BlackBerry AtHoc Development Partner Program, which invites partners to integrate with the BlackBerry AtHoc service and allows them to create alerts based on more event types or to leverage alerting capabilities based on critical events from within other systems.
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
The Company protects its technology through a combination of patents, designs, copyrights, trade secrets, confidentiality procedures and contractual arrangements. The Company seeks to patent key concepts, components, protocols, processes and other inventions that it considers to have commercial value or that will likely give the Company a technological advantage. Although the Company applies for patent protection primarily in Canada, Europe and the United States, the Company has filed, and will continue to file, patent applications in other countries where there exists a strategic technological or business reason to do so. To broadly protect the Company’s inventions, the Company has a team of in-house patent attorneys and also consults with outside patent attorneys who interact with employees, review invention disclosures and prepare patent applications on a broad array of core technologies and competencies. As a result, the Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, operating systems, networking infrastructure, acoustics, messaging, enterprise software, automotive subsystems, cybersecurity and wireless communications. As of February 28, 2021, the Company owned approximately 38,000 worldwide patents and applications.
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
Regulatory Environment
Foreign and domestic laws and regulations apply to many aspects of the Company’s business.
The Company collects and uses a wide variety of information for various purposes in its business, including to help ensure the integrity of its services and to provide features and functionality to customers. This aspect of the Company’s business is subject to a broad array of evolving privacy and data protection laws, including the European Union’s General Data Protection Regulation, the proposed Canadian Consumer Privacy Protection Act, regional privacy frameworks such as the Asia-Pacific Economic Cooperation Privacy Framework, and national and state laws within the United States, including the California Privacy Rights Act. These laws impose strict operational requirements and can provide for significant penalties for non-compliance. Elements of these evolving laws and regulations, as well as their interpretation and enforcement, remain unclear and the Company may be required to modify its practices to comply with them in the future.
The Company is also subject to numerous international trade laws and regulations, including, without limitation, tariffs, trade sanctions, export controls and technology transfer restrictions, as well as anti-corruption legislation such as the U.S. Foreign Corrupt Practices Act and Canada’s Corruption of Foreign Public Officials Act.
Additionally, the Company is subject to domestic and international laws relating to environmental protection and the proliferation of hazardous substances. In parts of Europe, North America, Latin America and the Asia-Pacific region, the Company is obligated to comply with substance restrictions, packaging regulations, energy efficiency ratings and certain product take-back and recycling requirements, principally for the BlackBerry Radar business. The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act also requires the Company to comply with certain due diligence and disclosure obligations with respect to the use of conflict minerals. Furthermore, the Company may be subject to a variety of local laws unknown to the Company in foreign jurisdictions where customers are located.
Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on the Company’s operations. It is also possible that current or future laws or regulations could be interpreted or applied in a manner that would prohibit, alter, or impair the Company’s existing or planned products and services, or that could require the Company to undertake costly, time-consuming or otherwise burdensome compliance measures.

Corporate Responsibility
The Company observes the highest ethical standards in its operations and has adopted policies and practices that require the same of its business partners. The Company’s business is based on trust, and the Company maintains its position as a global leader in data security and privacy by developing new technologies, complying with established and evolving regulatory frameworks, acting with integrity and adhering to responsible business practices. See also “Ethical Business Conduct and Code of Business Standards and Principles” in this Annual Report on Form 10-K.
The Company is committed to operating in a sustainable way that respects the environment, the Company’s employees and business partners, and the communities in which the Company operates around the world. To honor this commitment, the Company maintains a variety of programs to identify, execute and maintain sustainable initiatives and to reduce the environmental impact of its products throughout the product lifecycle. In fiscal 2020, the Company joined the United Nations Global Compact (“UNGC”) and committed to the ten principles of the UNGC and to the United Nations Sustainable Development Goals that are relevant to the Company’s business. In its procurement activities, the Company engages with its suppliers to conduct due diligence into the source of the so-called “conflict minerals” (which currently include the minerals from which gold, tantalum, tin, and tungsten are derived) that are necessary to the functionality or production of the Company’s hardware products, principally for the BlackBerry Radar business. The Company also seeks to make a positive impact in the communities in which it operates by investing in strategic charitable partnerships, supporting charitable endeavours by employees, and building community relationships through local offices.
The Company has formalized a number of policies to reflect its commitment to responsible business practices, including a Privacy Policy, Supplier Code of Conduct, Human Rights Policy, Equal Employment Policy and Supplier Diversity Policy, and periodically issues a corporate responsibility report. Through the report, the Company provides visibility on its environmental, social and governance initiatives such as mitigating its corporate carbon footprint and reducing greenhouse gas emissions, improving water sanitation and fostering diversity. These documents and policies relating to the Company’s corporate responsibility initiatives can be viewed on the Company’s website at https://www.blackberry.com/us/en/company/corporate-responsibility and are not incorporated by reference in this Annual Report on Form 10-K.
Information about our Executive Officers
The Company made two executive officer appointments during fiscal 2021, naming Tom Eacobacci as President and Marjorie Dickman as Chief Government Affairs and Public Policy Officer.
The following table sets forth the name, province or state, and country of residence of each executive officer of the Company and their respective positions and offices held with the Company and their principal occupations during the last five years.

Name and Residence	Current Position with Company	Principal Occupation During the Last Five Years (other than Current Position with Company)
John S. Chen California, USA	Chief Executive Officer; Executive Chair/Director (since 2013)
Randall Cook California, USA	Chief Legal Officer and Corporate Secretary	General Counsel, Calypso Technology (2017 to 2018)
Marjorie Dickman Washington D.C., USA	Chief Government Affairs and Public Policy Officer	Global Director and Associate General Counsel, IoT and Automated Driving Policy, Intel (2017-2020); Global Director and Managing Counsel, IoT and Automated Driving Policy, Intel (2015-2017)
Thomas Eacobacci Florida, USA	President	President, Americas, Citrix (2018-2020); VP Sales Strategy & Operations, Citrix (2014-2017)
Sai Yuen (Billy) Ho California, USA	Executive Vice President, Product Engineering, BlackBerry Spark
Steve Rai Ontario, Canada	Chief Financial Officer	Deputy Chief Financial Officer (2019), Vice President and Corporate Controller (2014-2019)
Nita White-Ivy California, USA	Chief Human Resources Officer

Mark Wilson California, USA	Chief Marketing Officer	Senior Vice President, Marketing, BlackBerry Limited (2014 to 2017)
Human Capital
The Company’s 3,497 employees as of February 28, 2021 work as a team in 21 countries worldwide, of which approximately 51% are in Canada, 32% are in the U.S., and the remaining 17% are outside of North America.
The Company offers employees a fair, equitable and competitive total rewards program, designed to recognize and reward both individual and company performance. The Company provides a range of financial and benefit programs such as its employee share purchase program, employee recognition programs, retirement savings plans, family-friendly leave policies, health and wellness programs, employee and family assistance program, as well as corporate discounts, all designed to support the overall wellness of the Company’s employees and their families.
The Company embraces a diverse and inclusive workplace, providing a welcoming environment in which every individual is valued and respected, regardless of race, gender, sexual orientation, gender identity, religion, age, veteran status, disability status or any other protected element of diversity. The Company recognizes diversity, equity and inclusion as business imperatives and commits to attract, develop, and retain the best and brightest talent. The Company strives to maintain an environment where people are valued, have a sense of belonging, and feel they can bring their authentic selves to work, every day. The Company is committed to maintaining a respectful and productive work environment free from discrimination and harassment, supported by diversity and inclusion unconscious bias training, outreach and partnership programs like the Company’s Women in Science, Technology, Engineering, and Mathematics (STEM) and Indigenous students awards programs, and development opportunities such as the Taking the Stage program for female and aspiring leaders. The Company does not tolerate, condone, or ignore workplace discrimination or harassment or any unlawful behavior and investigates all complaints regarding such conduct in a timely manner.
The Company believes career development is unique and personal for each employee. The Company offers career development and growth in many forms such as job shadowing, job rotation, stretch assignments, enhanced scope or responsibility, networking, lateral movement, promotions, and volunteering. The Company encourages opportunities for employees to broaden their scope and understanding of the business, and to build additional skills to attain their career aspirations. Employees are supported in their growth and development through the Company’s tuition and educational reimbursement programs, subsidies for professional association memberships, global mentorship program, career planning services, and various training programs.
The Company is honored that its determination to support smart, dedicated, creative employees who are driven to succeed has been recognized through numerous awards, including Best & Brightest Companies to Work For (2016 - 2020), Best & Brightest Companies in Wellness (2016 - 2020), Canada’s Top 100 Employers for Young People, Canada’s Top 100 Greenest Employers (2016 - 2020), among others. The Company also takes pride in its award-winning paid co-op and intern student program, through which the Company invests in the personal and professional development of the next generation of BlackBerry talent.
Building upon its culture of teamwork, the Company is a proud and committed civic leader. BlackBerry employees are passionate, mobilized and empowered by their involvement in corporate-run community initiatives to actively participate in volunteer activities and environmentally friendly initiatives where they live and work. Together with its team of community-minded employees, the Company believes there is great potential to make lasting local impacts.
Available Information
Our internet address is www.blackberry.com. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. Information contained on our website is not incorporated by reference in this Annual Report on Form 10-K.
As of March 1, 2020, the Company began reporting with the Securities and Exchange Commission (“SEC”) as a domestic issuer instead of a foreign private issuer. Prior to that date, the Company was a foreign private issuer and, in compliance with SEC regulations, furnished its interim financial statements on Form 6-K and filed its Annual Report on Form 40-F. The Company continues to be a reporting issuer subject to continuous disclosure obligations under applicable Canadian securities laws.
Access to our Annual Reports on Form 10-K and 40-F, Quarterly Reports on Form 10-Q and 6-K, Current Reports on Form 8-K, supplemental financial information, earnings press releases, and amendments to these reports filed with or furnished to the SEC may be obtained free of charge as soon as is reasonably practical after we electronically file or furnish them through the Investors section of our website at www.blackberry.com/ca/en/company/investors. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the Canadian Securities Administrators (“CSA”) may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com. Except for the documents specifically incorporated by reference into this Annual Report, information contained on the SEC or CSA websites is not incorporated by reference in the Annual Report on Form 10-K and should not be considered to be a part of the Annual Report. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.
ITEM 1A. RISK FACTORS
Investors in the Company’s securities should carefully consider the following risks, as well as the other information contained in MD&A (as defined below) and elsewhere in this Annual Report on Form 10-K Form for the fiscal year ended February 28, 2021. Any of the following risks, in whole or in part, could materially and adversely impact the Company’s business, financial condition and operating results. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties, including those of which the Company is unaware or the Company currently deems immaterial, may also have a material adverse effect on the Company’s business, financial condition and results of operations.
Risks Related to the Company’s Business
The Company may not be able to enhance, develop, introduce or monetize products and services for the enterprise market in a timely manner with competitive pricing, features and performance.
The industries in which the Company competes are characterized by rapid technological change, frequent new product introductions, frequent market price reductions, constant improvements in features and short product life cycles. The Company’s future success depends upon its ability to enhance and integrate its current products and services, including the BlackBerry Spark platform, to provide for their compatibility with evolving industry standards and operating systems, to address competing technologies and products developed by other companies, and to continue to develop and introduce new products and services offering enhanced performance and functionality on a timely basis at competitive prices.
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
The Company has focused its strategy on software and services to grow revenue and generate sustainable profitability, including by commercializing the BlackBerry Spark platform.
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
Existing customers that purchase the Company’s software and services have no contractual obligation to renew their subscriptions or purchase additional solutions after the initial subscription or contract period. The Company’s customers’ expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the perceived need for such additional software and services, the level of satisfaction with the Company’s software and services, features or functionality, the reliability of the Company’s software and services, the Company’s customer support, customer budgets and other competitive factors, such as pricing and competitors’ offerings. For smaller or simpler deployments, the switching costs and time are relatively minor compared to traditional enterprise software deployments and such a customer may more easily decide not to renew with the Company and switch to a competitor’s offerings. For larger deployments, particularly with enterprise customers in highly regulated industries such as financial services, government, healthcare and transportation, the Company is subject to risks related to increased customer bargaining power, longer sales cycles, regulatory changes, compliance with procurement requirements and contractual performance covenants, and enhanced customer support obligations.
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
The Company’s ability to grow software and services revenue is also dependent on its ability to expand its distribution capabilities with partners, resellers and licensees and its ability to maintain a qualified direct sales force, which requires significant time and resources, including investment in systems and training. From time to time, the Company may choose to reorganize its go-to-market teams in an effort to better leverage its sales resources and improve customer service. These reorganizations, which may include investments in educating the Company’s sales force, can cause short-term disruptions and may negatively impact sales. There can be no assurance that the Company will be successful in implementing its sales and distribution strategy. See also the Risk Factor entitled “The Company’s success depends on its relationships with resellers and distributors”.
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
Some of the Company’s competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than the Company does. In particular, some of the Company’s competitors may be able to leverage their relationships with enterprise customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing the Company’s solutions, including by selling at zero or negative margins, product bundling or offering closed technology platforms. In the automotive sector, some of the Company’s OEM and Tier 1 customers have accelerated internal development of embedded solutions. In addition, competition may intensify as the Company’s competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with the Company’s business.
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
Although to date the Company has not experienced any material financial or other losses relating to technology failure, cyberattacks or security breaches, there is no assurance that the Company will not experience loss or damage in the future. If the network and product security measures implemented by the Company or its partners, including third-party data center operators, cloud service providers and product manufacturers are breached, or perceived to be breached, or if the confidentiality, integrity or availability of the Company’s data, including intellectual property and legally protected personal data, is compromised, the Company could be exposed to significant litigation, service disruptions, investigation and remediation costs, regulatory sanctions, fines and contractual penalties. In addition, any such event could materially damage the Company’s reputation, which is built in large measure on the security and reliability of BlackBerry products and services, and could result in the loss of investor confidence, channel partners, competitive advantages, revenues and customers, including the Company’s most significant government and regulated enterprise customers. While the Company maintains cybersecurity insurance, the Company’s coverage may be insufficient to cover all losses or types of claims that may arise from cyber incidents, and any incidents may result in the loss of, or increased costs of, the Company’s insurance.
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
The COVID-19 coronavirus pandemic has had and may continue to have a material adverse effect on the Company’s business, results of operations and financial condition.
Throughout fiscal 2021, the COVID-19 coronavirus pandemic and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers and economies leading to an economic downturn and increased market volatility.

The COVID-19 pandemic has disrupted the normal operations of the Company and the businesses of many of the Company’s customers, suppliers and distribution partners. Throughout most of fiscal 2021, the Company mandated remote working, utilizing virtual meetings and suspending employee travel, to protect the health and safety of its employees, contractors, customers and visitors. The Company also shifted customer, industry and other stakeholder events to virtual-only experiences, and may similarly alter, postpone or cancel other events in the future. The Company has a limited history with substantially remote operations and the long-term impacts of it are uncertain.
In fiscal 2021, the economic downturn and uncertainty caused by the COVID-19 pandemic and the measures undertaken to contain its spread negatively affected the Company’s QNX automotive software business and caused volatility in demand for the Company’s products and services, adversely affected the ability of the Company’s sales and professional services teams to work with customers, and increased sales cycle times. The uncertainty also resulted in the Company making significant judgments related to its estimates and assumptions concerning the impairment of goodwill, indefinite-lived intangible assets and certain operating lease right-of-use assets and associated property, plant and equipment.
The COVID-19 pandemic and related global chip shortage have had and, in fiscal 2022, may continue to have a material adverse impact on the Company’s QNX automotive software business in particular and on the Company’s business, results of operations and financial condition on a consolidated basis. While the Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect the Company’s liquidity position, the Company continues to evaluate the current and potential impact of the pandemic on its business, results of operations and consolidated financial statements, including potential asset impairment. The Company also continues to actively monitor developments and business conditions that may cause it to take further actions that alter business operations as may be required by applicable authorities or that the Company determines are in the best interests of its employees, customers, suppliers and stockholders.
The ultimate impact of COVID-19 will depend on, among other things, the pandemic’s duration and severity, governmental restrictions which may be sustained or additional measures which may be imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the pandemic (including the availability and distribution of vaccines), the impact of the global chip shortage and global economic conditions. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.
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
Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area and in the Waterloo, Ontario area, where the Company has a substantial presence and need for highly skilled personnel. The Company is also substantially dependent on the continued service of its existing engineering personnel because of the complexity of its products and services. Also, to the extent that the Company hires employees from mature public companies with significant financial resources, the Company may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.
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

If the Company is not able to effectively identify and establish new relationships with successful resellers and channel partners, or to maintain or enhance existing relationships without giving rise to conflicts between channels, or if the Company’s partners do not act in a manner that will promote the success of the Company’s products and services, the Company’s business, results of operations and financial condition could be materially adversely affected.
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
In the course of its business, the Company receives general commercial claims related to the conduct of its business and the performance of its products and services, including product liability and warranty claims, employment claims, claims for breaches of contractual covenants and other litigation claims, which may potentially include claims relating to improper use of, or access to, personal data. Liability claims related to product defects, bugs or vulnerabilities could give rise to class action litigation or to the withdrawal of certifications, and the Company may be subject to such claims either directly or indirectly through indemnities that it provides to certain of its customers. The Company’s exposure to product liability risk may increase as the Company continues to commercialize its software innovations for autonomous and connected vehicles.
In addition, the Company is subject to potential litigation claims and enforcement actions arising from its public disclosure. The Company is committed to providing a high level of disclosure and transparency and provides commentary that highlights the trends and uncertainties that the Company anticipates. Given the highly competitive and rapidly evolving industry in which the Company operates and the recent transition in the Company’s business strategy, the Company’s financial results may not follow any past trends, making it difficult to predict the Company’s financial results. Consequently, actual results may differ materially from those expressed or implied by the Company’s forward-looking statements and may not meet the expectations of analysts or investors, which can contribute to the volatility of the market price of the Company’s common shares.
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
The Company’s operations rely to a significant degree on the efficient and uninterrupted operation of complex technology systems and networks, which are in some cases integrated with those of carrier partners, cloud service providers, and third-party data centre operators. The Company’s network operations and technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by fire, earthquake, power loss, telecommunications or computer systems failure, cyber attack, human error, terrorist acts, war, and the threatened or actual suspension of BlackBerry services at the request of a government for alleged non-compliance with local laws or other events. The increased number of third party applications on the Company’s network may also enhance the risk of network disruption or cyber attack for the Company. There may also be system or network interruptions if new or upgraded systems are defective or not installed properly, or if data centre operators fail to meet agreed service levels.
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
The Company believes decisions by customers to purchase its products, including the forthcoming BlackBerry IVY platform, depend and will depend in part on the availability and compatibility of software applications and services that are developed and maintained by third-party developers. The Company may not be able to convince third parties to develop and maintain applications for its cybersecurity software and embedded solutions platforms. The loss of, or inability to maintain these developer relationships may materially and adversely affect the desirability of the Company’s products and, hence, the Company’s revenue from the sale of its products.
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
If the Company fails to enable IT departments to support operating system upgrades upon release, the Company’s business and reputation could suffer. This could further disrupt the Company’s product roadmap and cause it to delay introduction of planned products and services, features and functionality, which could harm the Company’s business. Furthermore, some of the features and functionality in the Company’s products and services require interoperability with APIs of other operating systems, and if operating system providers decide to restrict the Company’s access to their APIs, that functionality would be lost and the Company’s business could be impaired.
Operating system providers have included, and may continue to include, features and functionality in their operating systems that are comparable to elements of the Company’s products and services, thereby making the Company’s platform less valuable. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by the Company’s products and services in mobile or embedded operating systems may have an adverse effect on the Company’s ability to market and sell its products and services.
Risks Related to Intellectual Property and Technology Licensing
The Company may not be able to obtain rights to use third-party software and is subject to risks related to the use of open source software.
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
In addition, the Company expends significant resources to patent and manage the intellectual property it creates with the expectation that it will generate revenues by incorporating that intellectual property in its products or services. The Company is also monetizing its patent portfolio through outbound patent licensing, and derives a significant portion of its Licensing and Other revenue from its agreement with Teletry. Although the Company operates its own direct licensing program, it may not be possible for the Company to offset any reduction in revenue from Teletry in the short term, or at all. In addition, changes in the law may weaken the Company’s ability to collect royalty revenue for licensing its patents. Similarly, licensees of the Company’s patents may fail to satisfy their obligations to pay royalties, or may contest the scope and extent of their obligations. Finally, the royalties the Company can obtain to monetize its intellectual property may decline because of the evolution of technology, changes in the selling price of products using licensed patents, or the difficulty of discovering infringements.
The Company is in ongoing, exclusive negotiations with a North American entity for the potential sale of a portion of the Company’s patent portfolio relating primarily to non-core or legacy mobile devices, messaging and wireless networking technologies. These negotiations have had and may continue to have an adverse effect on the Company’s ability to monetize its patent portfolio, and the ultimate impact of any definitive sale transaction on Licensing and Other revenue and on the monetization of the Company’s patent portfolio is difficult to predict.
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
Risks Related to Assets, Indebtedness and Taxation
The Company faces substantial asset risk, including the potential for charges related to its long-lived assets and goodwill.
The Company’s long-lived assets include items such as the Company’s network infrastructure, operating lease right-of-use assets and certain intellectual property. As at February 28, 2021, the Company’s long-lived assets had a carrying value of approximately $882 million. Under United States generally accepted accounting principles (“U.S. GAAP”), the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company’s ability to generate sufficient cash flows to fully recover the current carrying value of these assets depends on the successful execution of its strategies. If it is determined that sufficient future cash flows do not exist to support the current carrying value, the Company will be required to record an impairment charge for long-lived assets in order to adjust the value of these assets to the newly established estimated value.
Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. As at February 28, 2021, the Company’s goodwill had a carrying value of approximately $849 million. Under U.S. GAAP, the Company tests goodwill for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group. If any such events or circumstances arise, the Company may be required to record an impairment charge in the value of its goodwill. In the first quarter of fiscal 2021, the Company recorded total non-cash goodwill impairment charges of

$594 million in the BlackBerry Spark reporting unit. For additional information, see Note 3 to the Consolidated Financial Statements.
The Company has incurred indebtedness, which could adversely affect its operating flexibility and financial condition.
The Company has, and may from time to time in the future have, third-party debt service obligations pursuant to its outstanding indebtedness, which currently includes $365 million aggregate principal amount of 1.75% unsecured convertible debentures (the “Debentures”). The degree to which the Company is leveraged could have important consequences, including that:
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
If the Company’s cash flow from operations declines significantly, the Company may be unable to pay amounts due under its outstanding indebtedness or to fund other liquidity needs and it may be required to refinance all or part of its then existing indebtedness (including the Debentures), sell assets, reduce or delay capital expenditures or seek to raise additional capital, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Debentures are subject to restrictive and other covenants that may limit the discretion of the Company and its subsidiaries with respect to certain business matters. These covenants place restrictions upon, among other things, the Company’s ability to incur additional indebtedness or provide guarantees in respect of obligations, create liens or other encumbrances, pay dividends, merge or consolidate with another entity and enter into any speculative hedging transaction. A breach of any of these covenants could result in a default under the Company’s outstanding indebtedness, which would have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, certain of the Company’s competitors may operate on a less leveraged basis, or without such restrictive covenants, and therefore could have greater operating and financing flexibility than the Company.
There can be no assurance that the Company will be able to repay, restructure or refinance its indebtedness, including the Debentures, as principal amounts become due, or that it will be able to do so on terms as favourable as those currently in place. If the Company is unable to refinance its indebtedness or is only able to refinance indebtedness on less favourable terms, this may have a material adverse effect on the Company’s business, results of operations and financial condition.
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

Risks Related to Regulation
The use and management of user data and personal information could give rise to liabilities as a result of legal, customer and other third-party requirements.
User data and personal information is increasingly subject to new and amended legislation and regulations in numerous jurisdictions around the world that are intended to protect the privacy and security of personal information, as well as the collection, storage, transmission, use and disclosure of such information.
The interpretation of privacy and data protection laws and their application to the Internet and mobile communications in a number of jurisdictions is unclear and evolving. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with the Company’s current data protection practices. Complying with these varying international requirements could cause the Company to incur additional costs and change the Company’s business practices. In addition, because the Company’s services are accessible worldwide, certain foreign jurisdictions may claim that the Company is required to comply with their laws, even where the Company has no local entity, employees, or infrastructure. Non-compliance could result in penalties or significant legal liability and the Company’s business, results of operations and financial condition may be adversely affected. See also “Regulatory Environment” in this Annual Report on Form 10-K.
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

The Company is subject to risks related to regulations regarding health and safety, hazardous materials usage and conflict minerals.
The Company must comply with a variety of laws, standards and other requirements governing, among other things, health and safety, accessibility, hazardous materials usage, packaging and environmental matters, and its products must obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions in which they are sold. The Company is also subject to SEC disclosure requirements applicable to issuers that have contracted to manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries. There can be no assurance that the direct or indirect costs of complying with such laws, standards and requirements will not adversely affect the Company’s business, results of operations or financial condition. Any failure to comply with such laws, standards and requirements may subject the Company to regulatory or civil liability, fines or other additional costs, and reputational harm.
General Risk Factors
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
In addition, the Company is exposed to foreign exchange risk as a result of transactions in currencies other than its U.S. dollar functional currency. The majority of the Company’s revenue is denominated in U.S. dollars; however, some revenue, and a substantial portion of operating costs and capital expenditures are incurred in other currencies, primarily Canadian dollars, euros and British Pounds. For more details, please refer to the discussion of foreign exchange and income taxes in the Company’s MD&A for the fiscal year ended February 28, 2021.
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
The market price of the Company’s outstanding common shares has been and continues to be volatile. The market price of the Company’s shares may fluctuate significantly in response to the risks described elsewhere in these Risk Factors, as well as numerous other factors, many of which are beyond the Company’s control, including: (i) announcements by the Company or its competitors of new products and services, acquisitions, customer wins or strategic partnerships; (ii) forward-looking financial guidance provided by the Company, any updates to this guidance, or the Company’s failure to meet this guidance; (iii) quarterly and annual variations in operating results, which are difficult to forecast, and the Company’s financial results not meeting the expectations of analysts or investors; (iv) recommendations by securities analysts or changes in earnings estimates; (v) the performance of other technology companies or the increasing market share of such companies; (vi) results of existing or potential litigation; (vii) market rumours; (viii) trading in derivative securities based on the Company’s common shares; or (ix) speculative trading that is not primarily motivated by Company announcements or the condition of the Company’s business. In addition, dilutive share issuances could adversely affect the market price of the Company’s outstanding common shares.
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
Adverse economic, geopolitical and environmental conditions may negatively affect the Company.
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
In addition, acts of terrorism, political unrest, the outbreak of hostilities and armed conflicts within or between countries have created and may continue to create uncertainties that may affect the global economy. If economic or geopolitical uncertainties, including those related to the COVID-19 pandemic, cause customers to reduce their IT budgets or to reduce or cancel orders for the Company’s products and services, the Company’s business, results of operations and financial condition may be adversely affected.
A significant portion of the Company’s personnel, including a majority of its senior leadership team, is based in California, in areas known for seismic activity and wildfires. The Company also has operations in numerous locations around the world that expose the Company to additional diverse environmental risks. A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on the Company’s business and operations and could cause the Company to incur significant costs to repair damages to its facilities, equipment and infrastructure.
Although the Company maintains incident management and disaster response plans, they may prove to be inadequate in the event of a major disruption caused by a natural disaster or geopolitical incident and the Company may be unable to continue its operations and may endure system interruptions, reputational harm, delays in its development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and the Company’s insurance may not cover such events or may be insufficient to compensate the Company for the potentially significant losses it may incur.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s headquarters are located in Waterloo, Ontario, Canada. The Company’s main campus in Waterloo consists of three leased buildings with approximately 479,000 square feet. The remaining lease term is four years with the option to renew for an additional five years. The Company also operates facilities in the United States, Asia-Pacific, Europe and the Middle East for engineering, sales, marketing, research and development, our data center, and operations, among other general and administrative purposes.
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
The following table sets forth the location and approximate square footage of the Company’s leased facilities as of February 28, 2021:

(Square feet in thousands)
Location
North America	1,109
Europe, Middle East and Africa	147
Asia Pacific	29
Total	1,285

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
On February 28, 2021, there were 806 registered holders of record of our common shares.
Unregistered Sales of Equity Securities
The Company had no unregistered sales of equity securities during fiscal 2021 that were not previously reported.
Share Repurchases
The Company did not repurchase any shares during fiscal 2021.
Stock Performance Graph
The following graph shows the cumulative total shareholder return of $100 invested in the common shares compared to the S&P/TSX Composite Index, and the peer group index (S&P 500 Information Technology index) for the period of February 29, 2016 to February 26, 2021.
The performance of the Company’s common shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our common shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	Base Period
	2/29/2016	2/28/2017	2/28/2018	2/28/2019	2/28/2020	2/26/2021
BlackBerry Limited	$100	$89.12	$155.44	$111.40	$66.20	$128.68
S&P TSX Capped Composite	100	119.74	120.08	124.41	126.46	140.43
S&P 500/Information Technology	100	130.85	175.92	183.57	229.30	339.45
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
ITEM 6. SELECTED FINANCIAL DATA
The Company has elected to early adopt the amendment to Item 301 of Regulation S-K and is no longer required to provide five years of selected financial data.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the audited consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited, for the fiscal year ended February 28, 2021. The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP. All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Readers should carefully review Part I, Item 1A “Risk Factors” and other documents filed from time to time with the Securities and Exchange Commission (“SEC”) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Please refer to our MD&A included in our Annual Report on 10-K for the fiscal year ended February 29, 2020 for a comparative discussion of our Fiscal 2020 financial results as compared to our Fiscal 2019, which is incorporated herein by reference. Additional information about the Company, which is included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021 (the “Annual Report”), can be found on SEDAR at www.sedar.com and on the SEC’s website at www.sec.gov.
Cautionary Note Regarding Forward-Looking Statements
This MD&A contains forward-looking statements within the meaning of certain securities laws, including under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, including statements relating to:
•the Company’s plans, strategies and objectives, including its intentions to increase and enhance its product and service offerings;
•the Company’s expectations with respect to its revenue and billings in fiscal 2022 and with respect to the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition on a consolidated basis, including its liquidity position;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - COVID-19”, “Key Metrics - Billings”, “Results of Operations - Fiscal year ended February 28, 2021 compared to fiscal year ended February 29, 2020 - Revenue - Revenue by Product and Service”, “Financial Condition - Aggregate Contractual Obligations” and “Financial Condition - Debenture Financing and Other Funding Sources ”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions particularly in light of COVID-19, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K.
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
Business Overview
The Company provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 500 million endpoints including more than 175 million cars on the road today. Based in Waterloo, Ontario, the Company leverages artificial intelligence and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption, and embedded systems. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange. The Company was incorporated under the Business Corporations Act (Ontario) (“OBCA”) on March 7, 1984.
The Company continued to execute on its strategy in fiscal 2021 and announced the following achievements:
Products and Innovation:
•Announced an agreement with AWS to develop and market the new BlackBerry IVY intelligent vehicle data platform;
•Launched BlackBerry Spark® Suites, offering enterprises a range of tailored cybersecurity and endpoint management options to help protect data, minimize risk, and reduce cost and complexity;
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
•Launched BlackBerry QNX® Hypervisor 2.2, the latest edition of the Company’s real-time embedded hypervisor;
•Launched QNX® Black Channel Communications Technology, a new software solution that OEMs and embedded software developers can use to ensure safe data communication exchanges within their safety-critical systems;
•Launched the BlackBerry® Alert next-generation critical event management solution for the commercial sector;
•Introduced AtHoc® Managed Service to enable organizations of any size to maintain crisis communications capability;

•Announced the launch of BlackBerry® AtHoc® Public Safety Edition to support local governments and universities with critical event management programs;
•Announced the integration of BlackBerry AtHoc with Microsoft Teams;
•Announced the integration of the BlackBerry AtHoc service with ServiceNow’s Now platform for rapid crisis communications and IT service management;
•Announced a dedicated European Union market version of BlackBerry AtHoc to comply with data residency mandates;
•Announced enhancements to BlackBerry Radar® devices to help transportation businesses improve asset utilization and visibility;
•Announced that BlackBerry is making available PE Tree, a free open-source tool for cybersecurity professionals that significantly reduces the time and effort required to reverse engineer malware;
•Announced a collaboration with Intel to deliver a new release of BlackBerry Optics to stop cryptojacking malware;
•Released the 2021 BlackBerry Threat Report, detailing a sharp rise in cyberthreats facing organizations since the onset of the COVID-19 pandemic;
•Released proprietary research uncovering attacks by BAHAMUT, a massive hack-for-hire group targeting governments, businesses, human rights groups and influential individuals;
•Released new research that examines how five related Chinese Advanced Persistent Threat groups have compromised Linux servers, Windows systems and mobile Android devices for nearly a decade; and
•Announced feature updates to its SecuSUITE for Government and BlackBerry AtHoc solutions.
Customers and Partners:
•Launched the BlackBerry IVY Innovation Fund to drive innovation and new products using BlackBerry IVY;
•Announced that the U.S. Air Force chose BlackBerry Spark for secure productivity;
•Announced expanded partnership with Baidu to power high-definition map technology for autonomous driving;
•Announced that Scania AB chose BlackBerry QNX to provide the safety-critical operating system and hypervisor in its next generation of heavy goods vehicles;
•Announced the development of an autonomous driving domain controller for the Xpeng P7 intelligent electric sports sedan with Desay SV Automotive;
•Teamed up with Desay SV Automotive to launch a virtual smart cabin domain controller in Chery’s Tiggo 8 Plus and Jetour X90 models;
•Announced that QNX Black Channel Communications Technology will be used in Motional’s driverless vehicle platform;
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
•Announced that BlackBerry AtHoc introduced Derived Credentials and FedRAMP authorization on AWS GovCloud to better support U.S. Federal agencies;
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
•Announced that BlackBerry Radar added more than 12 new channel partners including two within Mexico, expanding the company’s asset monitoring solutions outside of the U.S. and Canada for the first time;

•Entered into a partnership with ZTR to offer railcar owners, operators and suppliers a powerful new digital monitoring solution;
•Announced that BlackBerry® Jarvis™ was named “Best In Breed” binary analysis tool for embedded software by an Internal Research & Development (IRAD) program study;
•Announced the success of a joint cybersecurity skills-based education program with Girl Guides of Canada; and
•Entered into a partnership with University of Windsor to develop and deliver a cybersecurity curriculum for the University’s Graduate Master’s Program in Applied Computing.
Environmental, Sustainability and Corporate Governance:
•Announced that the Company received eleven “Employer of Choice” and “Best Place to Work” Awards in 2020;
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
On September 1, 2020, the Company issued an aggregate of $365 million principal amount of new 1.75% unsecured convertible debentures maturing on November 13, 2023 (the “1.75% Debentures” and collectively with the 3.75% Debentures, the “Debentures”) to Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited ("Fairfax") and another institutional investor on a private placement basis. Fairfax agreed to acquire $330 million principal amount of the 1.75% Debentures and receives interest at the same rate as the other holder of the 1.75% Debentures. The 1.75% Debentures have terms that are substantially identical to those of the 3.75% Debentures except that the 1.75% Debentures are convertible into common shares at a price of $6.00 per common share, bear a lower rate of interest at 1.75% per annum, are subject to a higher approval threshold for extraordinary resolutions and mature in 2023. Additionally, the 1.75% Debentures cannot be converted to the extent that, after giving effect to the conversion, the holder would beneficially own or exercise control or direction over more than 19.99% of the Company’s then issued and outstanding shares. Quarterly and annual interest expense on the 1.75% Debentures is and will be approximately $2 million and $6 million, respectively.
COVID-19
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) as pandemic and extraordinary actions have been taken by international, federal, state, provincial and local governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world. The COVID-19 pandemic and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers and economies leading to an economic downturn and increased market volatility.
The pandemic has disrupted the normal operations of the Company and the businesses of many of the Company’s customers, suppliers and distribution partners. To protect the health and safety of the Company’s employees, contractors, customers and visitors, throughout most of fiscal 2021, the Company mandated remote working, utilizing virtual meetings and suspending employee travel, to protect the health and safety of its employees, contractors, customers and visitors. The Company also shifted customer, industry and other stakeholder events to virtual-only experiences, and may similarly alter, postpone or cancel other events in the future. The Company has a limited history with substantially remote operations and the long-term impacts of it are uncertain.
In response to certain anticipated and ongoing impacts from the COVID-19 pandemic, the Company has also implemented a series of temporary cost reduction measures to further preserve financial flexibility. These actions include the postponement of certain discretionary spending, taking advantage of the broad-based employer relief provided by governments in Canada, the United States and other jurisdictions, temporarily suspending certain company matching contributions to employee retirement savings plans and deferring increases in the base salaries of many employees and executives. These cost reduction measures and their estimated savings for the year ended February 28, 2021 included measures impacting employee salaries and benefits of approximately $18 million, a reduction in travel spending of approximately $18 million, and a reduction in discretionary selling and administrative expenses relating to marketing and facilities of $14 million. In addition, the Company has recorded approximately $53 million in offsets to salaries for amounts under the Canada Emergency Wage Subsidy (“CEWS”) and has deferred approximately $6 million of payments related to payroll taxes in the United States under the U.S. CARES Act, which amounts have been accrued. The Company estimates that savings from temporary cost reduction measures and governmental assistance related to COVID-19 will be lower in fiscal 2022 and will primarily depend on the speed and extent of the easing of pandemic-related restrictions and the extent of ongoing government programs.
In fiscal 2021, the economic downturn and uncertainty caused by the COVID-19 pandemic and the measures undertaken to contain its spread negatively affected the Company’s QNX automotive software business, caused volatility in demand for many of the Company’s products and services, adversely affected the ability of the Company’s sales and professional services teams to meet with customers and provide service, negatively impacted expected spending from new customers and increased sales cycle times.
Although the Company experienced higher quarterly Software & Services revenue in the fourth quarter of fiscal 2021 compared to the first quarter of fiscal 2021 when the COVID-19 pandemic first materially negatively impacted the Company’s operations and observed a partial recovery in global automotive production volumes by the end of the fiscal year, the COVID-19 pandemic and related global chip shortage have had and, in fiscal 2022, may continue to have a material adverse impact on the Company’s QNX automotive software business in particular and on the Company’s business, results of operations and financial condition on a consolidated basis. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect the Company’s liquidity position.
The ultimate impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on, among other things, the pandemic’s duration and severity, the governmental restrictions that may be sustained or imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the pandemic (including the availability and distribution of vaccines), the impact of the global chip shortage and global economic conditions. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.
The Company continues to evaluate the current and potential impact of the pandemic on its business, results of operations and consolidated financial statements, including potential asset impairment. The Company also continues to actively monitor developments and business conditions that may cause it to take further actions that alter business operations as may be required by applicable authorities or that the Company determines are in the best interests of its employees, customers, suppliers and stockholders.
Fiscal 2021 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data, as well as certain consolidated balance sheet data, as at and for the fiscal years ended February 28, 2021, February 29, 2020, and February 28, 2019:

	As at and for the Fiscal Years Ended (in millions, except for share and per share amounts)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Revenue	$893	$1,040	$(147)	$904	$136
Gross margin	643	763	(120)	698	65
Operating expenses	1,750	912	838	638	274
Investment income (loss), net	(6)	1	(7)	17	(16)
Income (loss) before income taxes	(1,113)	(148)	(965)	77	(225)
Provision for (recovery of) income taxes	(9)	4	(13)	(16)	20
Net income (loss)	$(1,104)	$(152)	$(952)	$93	$(245)
Earnings (loss) per share - reported
Basic	$(1.97)	$(0.27)		$0.17
Diluted	$(1.97)	$(0.32)		$0.00

Weighted-average number of shares outstanding (000’s)
Basic	561,305	553,861		540,477
Diluted (1)	561,305	614,361		616,467

Total assets	$2,818	$3,888	$(1,070)	$3,968	$(80)
Total long-term financial liabilities	$720	$—	$720	$665	$(665)
______________________________
(1)Diluted earnings (loss) per share on a U.S. GAAP basis for fiscal 2021 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for fiscal 2021 and 2020 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 9 to the Consolidated Financial

Statements for the fiscal year ended February 28, 2021 for calculation of the diluted weighted average number of shares outstanding.
Financial Highlights
The Company had approximately $804 million in cash, cash equivalents and investments as of February 28, 2021.
In fiscal 2021, the Company recognized revenue of $893 million and incurred a net loss of $1.10 billion, or $1.97 basic and diluted loss per share on a U.S. GAAP basis. In fiscal 2020, the Company recognized revenue of $1.04 billion and incurred a net loss of $152 million, or $0.27 basic and $0.32 diluted loss per share on a U.S. GAAP basis.
The Company recognized adjusted revenue of $919 million and adjusted net income of $101 million, or adjusted earnings of $0.18 per share, on a non-GAAP basis in fiscal 2021. The Company recognized adjusted revenue of $1.10 billion and adjusted net income of $74 million, and adjusted earnings of $0.13 per share, in fiscal 2020. See “Non-GAAP Financial Measures” below.
Debentures Fair Value Adjustment
As previously disclosed, the Company elected the fair value option to account for the Debentures; therefore, periodic revaluation has been and continues to be required under U.S. GAAP. The fair value adjustment does not impact the terms of the Debentures such as the face value, the redemption features or the conversion price.
As of February 28, 2021, the fair value of the 1.75% Debentures was approximately $720 million versus the principal value of $365 million. For the three months ended February 28, 2021, the Company recorded a non-cash charge relating to changes in fair value from instrument specific credit risk of $4 million in Other Comprehensive Income (Loss) (“OCI”) and a non-cash charge relating to changes in fair value from non-credit components of $258 million (pre-tax and after tax) (the “Q4 Fiscal 2021 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. In fiscal 2021, the Company recorded non-cash income relating to changes in fair value from instrument-specific credit risk of $13 million in OCI and a non-cash charge relating to changes in fair value from non-credit components of $372 million (pre-tax and after tax) (the “Fiscal 2021 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. See Note 7 to the Consolidated Financial Statements for further details on the Debentures.
The following table shows the impact of the changes in fair value of the Debentures for the three months and year ended February 28, 2021:

	Three Months Ended	For the Year Ended
	February 28, 2021	February 28, 2021
Income associated with the change in fair value from instrument-specific credit components on the 3.75% Debentures recorded in accumulated other comprehensive loss (“AOCL”)	$—	$15
Realized charges associated with the change in fair value from credit components released from AOCL on redemption of the 3.75% Debentures	—	6
Charge associated with the change in fair value from instrument-specific credit components on the 1.75% Debentures recorded in AOCL	(4)	(8)
Total non-cash income (charges) recorded in AOCL	$(4)	$13

	Three Months Ended	For the Year Ended
	February 28, 2021	February 28, 2021
Charge associated with the change in fair value from non-credit components on the 3.75% Debentures recorded in the consolidated statements of operations	$—	$(19)
Realized charges associated with the change in fair value from credit components recorded in the consolidated statements of operations on redemption of the 3.75% Debentures	—	(6)
Charge associated with the change in fair value from non-credit components on the 1.75% Debentures recorded in the consolidated statements of operations	(258)	(347)
Total non-cash charges recorded in the consolidated statements of operations	$(258)	$(372)

Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On March 30, 2021, the Company announced financial results for the three months and fiscal year ended February 28, 2021, which included certain non-GAAP financial measures, including adjusted revenue, adjusted Software and Services revenue, adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense and adjusted amortization expense.
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
•Debentures fair value adjustment. The Company has elected to measure its Debentures outstanding at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the Debentures is recalculated and resulting non-cash income and charges from the change in fair value from non-credit components of the Debentures are recognized in income. The amount can vary each period depending on changes to the Company’s share price. This is not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
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
•Software deferred revenue acquired. The Company has acquired businesses whose net assets include deferred revenue. In accordance with U.S. GAAP reporting requirements, the Company recorded write-downs of deferred revenue under arrangements pre-dating each acquisition to fair value, which resulted in lower recognized revenue than the original transaction price until the related service obligations under such arrangements are fulfilled. Therefore, U.S. GAAP revenues after the acquisitions will not reflect the full amount of revenue that would have been reported if the acquired deferred revenue was not written down to fair value, prior to the renewal of these arrangements. The Company believes that reversing the acquisition-related deferred revenue write-downs (so that the full amount of revenue booked by the acquired businesses is included) provides a more appropriate representation of revenue in a given period and, therefore, provides readers of the Company’s financial statements with a more consistent basis for comparison across accounting periods. The Company also believes that the adjustment is more useful in helping readers to understand the Company’s operating results and underlying operational trends, especially in future periods when the contracts underlying the acquired deferred revenue are renewed at amounts more consistent with their transaction price. As the impacted contracts renew over time, the associated reversal of the acquisition write-downs will trend to zero. Given the extent of the quantitative decline in this adjustment over time through the end of fiscal 2021, the Company plans to discontinue its usage of this non-GAAP measure beginning in the first quarter of fiscal 2022.
•Software deferred commission expense acquired. The Company has acquired businesses whose net assets include deferred commissions. In accordance with U.S. GAAP reporting requirements, the Company recorded write-downs of deferred commissions under arrangements pre-dating each acquisition to fair value, which in most cases is nil. Therefore, U.S. GAAP commission expense after the acquisitions will not reflect commission expense that would have been reported if the acquired deferred commissions were not written down to fair value. The Company believes that reversing the acquisition-related deferred commission write-downs (so that the full amount of commission expense is included) provides a more appropriate representation of commission expense in a given period and, therefore, provides readers of the Company’s financial statements with a more consistent basis for comparison across accounting periods. The Company also believes that the adjustment is more useful in helping readers to understand the Company’s operating results and underlying operational trends, especially in future periods when the Company recognizes commissions on the renewals of the contracts underlying the acquired deferred commissions. As the impacted contracts renew over time, the associated reversal of the acquisition write-downs will trend to zero. Given the extent of the quantitative decline in this adjustment over time through the end of fiscal 2021, the Company plans to discontinue its usage of this non-GAAP measure beginning in the first quarter of fiscal 2022.
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
•Settlements, net. The Company believes that settlements, net is an unusual item related to legacy operations which is not reflective of the Company’s ongoing operating expense or core operating performance and may not be meaningful in comparison to the Company’s past and future operating performance.
•Long-lived asset impairment charge. The Company believes that long-lived asset impairment charges do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
•Goodwill impairment charge. The Company believes that goodwill impairment charges do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended February 28, 2021, February 29, 2020 and February 28, 2019
Readers are cautioned that adjusted revenue, adjusted Software and Services revenue, adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense and adjusted amortization expense and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.

A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended February 28, 2021, February 29, 2020 and February 28, 2019 to adjusted financial measures is reflected in the tables below:

For the Three Months Ended (in millions)	February 28, 2021	February 29, 2020	February 28, 2019
Revenue	$210	$282	$255
Software deferred revenue acquired (1)	5	9	2
Adjusted revenue	$215	$291	$257

Gross margin	$152	$212	$206
Software deferred revenue acquired (1)	5	9	2
Restructuring charges	—	—	1
Stock compensation expense	1	2	1
Adjusted gross margin	$158	$223	$210

Gross margin %	72.4%	75.2%	80.8%
Software deferred revenue acquired (1)	0.6%	0.7%	0.1%
Restructuring charges	—%	—%	0.4%
Stock compensation expense	0.5%	0.7%	0.4%
Adjusted gross margin %	73.5%	76.6%	81.7%
______________________________
(1) See Reconciliation of U.S. GAAP Software and Services revenue to adjusted Software and Services revenue

Reconciliation of U.S. GAAP operating expense for the three months ended February 28, 2021, November 30, 2020, February 29, 2020 and February 28, 2019 to adjusted operating expense is reflected in the tables below:

For the Three Months Ended (in millions)	February 28, 2021	November 30, 2020	February 29, 2020	February 28, 2019
Operating expense	$465	$276	$253	$178
Restructuring charges	—	—	1	2
Stock compensation expense	16	11	15	13
Debenture fair value adjustment (1)	258	95	5	(6)
Software deferred commission expense acquired	(3)	(4)	(3)	—
Acquired intangibles amortization	32	32	35	18
Business acquisition and integration costs	—	—	1	8
Goodwill impairment charge	—	—	22	—
LLA impairment charge	22	—	5	—
Settlements, net	—	—	—	(9)
Adjusted operating expense	$140	$142	$172	$152
______________________________
(1) See “Fiscal 2021 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended February 28, 2021, February 29, 2020 and February 28, 2019 to adjusted net income and adjusted basic earnings per share is reflected in the tables below:

For the Three Months Ended (in millions, except per share amounts)	February 28, 2021		February 29, 2020		February 28, 2019
		Basic earnings (loss) per share		Basic earnings (loss) per share		Basic earnings per share
Net income (loss)	$(315)	$(0.56)	$(41)	$(0.07)	$51	$0.09
Software deferred revenue acquired	5		9		2
Restructuring charges	—		1		3
Stock compensation expense	17		17		14
Debenture fair value adjustment	258		5		(6)
Software deferred commission expense acquired	(3)		(3)		—
Acquired intangibles amortization	32		35		18
Business acquisition and integration costs	—		1		8
Goodwill impairment charge	—		22		—
LLA impairment charge	22		5		—
Settlements, net	—		—		(9)
Acquisition valuation allowance	—		—		(21)
Adjusted net income	$16	$0.03	$51	$0.09	$60	$0.11
Reconciliation of U.S. GAAP Software and Services revenue for the three months ended February 28, 2021, February 29, 2020 and February 28, 2019 to adjusted Software and Services revenue is reflected in the tables below:

For the Three Months Ended (in millions)	February 28, 2021	February 29, 2020	February 28, 2019
Software and Services Revenue	$160	$170	$147
Software deferred revenue acquired	5	9	2
Adjusted Software and Services revenue	$165	$179	$149
Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended February 28, 2021, February 29, 2020 and February 28, 2019 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the tables below:

For the Three Months Ended (in millions)	February 28, 2021	February 29, 2020	February 28, 2019
Research and development	$48	$60	$52
Stock compensation expense	3	3	3
Adjusted research and development	$45	$57	$49

Selling, marketing and administration	$92	$113	$110
Restructuring charges	—	1	2
Software deferred commission expense acquired	(3)	(3)	—
Stock compensation expense	13	12	10
Business acquisition and integration costs	—	1	8
Adjusted selling, marketing and administration	$82	$102	$90

Amortization	$45	$48	$31
Acquired intangibles amortization	32	35	18
Adjusted amortization	$13	$13	$13

Reconciliation of selected non-GAAP based measures with most directly comparable U.S. GAAP measures for the years ended February 28, 2021, February 29, 2020 and February 28, 2019
A reconciliation of the most directly comparable U.S. GAAP financial measures for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 to adjusted financial measures is reflected in the tables below:

For the Fiscal Years Ended (in millions)	February 28, 2021	February 29, 2020	February 28, 2019
Revenue	$893	$1,040	$904
Software deferred revenue acquired (1)	26	59	12
Adjusted revenue	$919	$1,099	$916

Gross margin	$643	$763	$698
Software deferred revenue acquired (1)	26	59	12
Restructuring charges	—	5	2
Stock compensation expense	5	5	4
Adjusted gross margin	$674	$832	$716

Gross margin %	72.0%	73.4%	77.2%
Software deferred revenue acquired (1)	0.8%	1.4%	0.3%
Restructuring charges	—%	0.5%	0.2%
Stock compensation expense	0.5%	0.4%	0.5%
Adjusted gross margin %	73.3%	75.7%	78.2%

Operating expense	$1,750	$912	$638
Restructuring charges	2	5	9
Stock compensation expense	47	58	64
Debenture fair value adjustment (2)	372	(66)	(117)
Software deferred commission expense acquired	(13)	(16)	—
Acquired intangibles amortization	129	141	82
Business acquisition and integration costs	—	4	12
Goodwill impairment charge	594	22	—
LLA impairment charge	43	10	—
Settlements, net	—	—	(9)
Adjusted operating expense	$576	$754	$597
______________________________
(1) See Reconciliation of U.S. GAAP Software and Services revenue to adjusted Software and Service revenue
(2) See “Fiscal 2021 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 to the adjusted net income and adjusted basic earnings per share is reflected in the tables below:

For the Fiscal Years Ended (in millions, except per share amounts)	February 28, 2021		February 29, 2020		February 28, 2019
		Basic earnings (loss) per share		Basic earnings (loss) per share		Basic earnings per share
Net income (loss)	$(1,104)	$(1.97)	$(152)	$(0.27)	$93	$0.17
Software deferred revenue acquired	26		59		12
Restructuring charges	2		10		11
Stock compensation expense	52		63		68
Debenture fair value adjustment	372		(66)		(117)
Software deferred commission expense acquired	(13)		(16)		—
Acquired intangibles amortization	129		141		82
Business acquisition and integration costs	—		4		12
Goodwill impairment charge	594		22		—
LLA impairment charge	43		10		—
Settlements, net	—		—		(9)
Acquisition valuation allowance	—		(1)		(21)
Adjusted net income	$101	$0.18	$74	$0.13	$131	$0.24
Reconciliation of U.S. GAAP Software and Services revenue for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 to adjusted Software and Services revenue is reflected in the tables below:

For the Fiscal Years Ended (in millions)	February 28, 2021	February 29, 2020	February 28, 2019
Software and Services Revenue	$621	$691	$559
Software deferred revenue acquired	26	59	12
Adjusted Software and Services revenue	$647	$750	$571
Reconciliation of U.S GAAP research and development, selling, marketing and administration, and amortization expense for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the tables below:

For the Fiscal Years Ended (in millions)	February 28, 2021	February 29, 2020	February 28, 2019
Research and development	$215	$259	$219
Restructuring charges	—	—	2
Stock compensation expense	11	13	12
Adjusted research and development	$204	$246	$205

Selling, marketing and administration	$344	$493	$409
Restructuring charges	2	5	7
Software deferred commission expense acquired	(13)	(16)	—
Stock compensation expense	36	45	52
Business acquisition and integration costs	—	4	12
Adjusted selling, marketing and administration	$319	$455	$338

Amortization	$182	$194	$136
Acquired intangibles amortization	129	141	82
Adjusted amortization	$53	$53	$54

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended February 28, 2021, February 29, 2020 and February 28, 2019 are reflected in the table below. These are non-GAAP financial measures that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Three Months Ended (in millions)	February 28, 2021	February 29, 2020	February 28, 2019
Operating income (loss)	$(313)	$(41)	$28
Non-GAAP adjustments to operating income (loss)
Software deferred revenue acquired	5	9	2
Restructuring charges	—	1	3
Stock compensation expense	17	17	14
Debenture fair value adjustment	258	5	(6)
Software deferred commission expense acquired	(3)	(3)	—
Acquired intangibles amortization	32	35	18
Business acquisition and integration costs	—	1	8
Goodwill impairment charge	—	22	—
LLA impairment charge	22	5	—
Settlements, net	—	—	(9)
Total non-GAAP adjustments to operating income (loss)	331	92	30
Adjusted operating income	18	51	58
Amortization	49	52	33
Acquired intangibles amortization	(32)	(35)	(18)
Adjusted EBITDA	$35	$68	$73

Adjusted revenue (per above)	$215	$291	$257
Adjusted operating income margin % (1)	8%	18%	23%
Adjusted EBITDA margin % (2)	16%	23%	28%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by adjusted revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by adjusted revenue

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the fiscal years ended February 28, 2021, February 29, 2020 and February 28, 2019 are reflected in the table below.

For the Fiscal Years Ended (in millions)	February 28, 2021	February 29, 2020	February 28, 2019
Operating income (loss)	$(1,107)	$(149)	$60
Non-GAAP adjustments to operating income (loss)
Software deferred revenue acquired	26	59	12
Restructuring charges	2	10	11
Stock compensation expense	52	63	68
Debenture fair value adjustment	372	(66)	(117)
Software deferred commission expense acquired	(13)	(16)	—
Acquired intangibles amortization	129	141	82
Business acquisition and integration costs	—	4	12
Goodwill impairment charge	594	22	—
LLA impairment charge	43	10	—
Settlements, net	—	—	(9)
Total non-GAAP adjustments to operating income (loss)	1,205	227	59
Adjusted operating income	98	78	119
Amortization	198	212	149
Acquired intangibles amortization	(129)	(141)	(82)
Adjusted EBITDA	$167	$149	$186

Adjusted revenue (per above)	$919	$1,099	$916
Adjusted operating income margin % (1)	11%	7%	13%
Adjusted EBITDA margin % (2)	18%	14%	20%
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
Both Software and Services and total Company billings increased in the fourth quarter of fiscal 2021 compared to the third quarter of fiscal 2021. Software and Services billings were consistent with the fourth quarter of fiscal 2020, but total Company billings decreased. In fiscal 2022, the Company expects Cyber Security and BTS billings to grow by double-digit percentages.
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
Total adjusted Software and Services product revenue, excluding professional services, was approximately 90% recurring in the fourth quarter of fiscal 2021 and decreased from greater than 90% recurring in the fourth quarter of fiscal 2020 due to product mix.
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Software and Services ARR was approximately $468 million in the fourth quarter of fiscal 2021 and decreased compared to the third quarter of fiscal 2021 primarily due to the impact of COVID-19 on BTS, specifically on QNX production-based royalties. QNX royalties are included in the ARR calculation on a trailing four quarter basis.
Dollar-Based Net Retention Rate
The Company calculates the DBNRR as of any period end by first calculating the ARR from the customer base as at 12 months prior to the current period end (“Prior Period ARR”). The Company then calculates the ARR for the same cohort of customers as at the current period end (“Current Period ARR”). The Company then divides the Current Period ARR by the Prior Period ARR to calculate the DBNRR.
Software and Services DBNRR was 91% in the fourth quarter of fiscal 2021 and increased compared to 90% in the third quarter of fiscal 2021.
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
Net Customer Churn Rate was approximately 1% in the fourth quarter of fiscal 2021 consistent with the third quarter of fiscal 2021.
Free Cash Flow
Free cash flow is a measure of liquidity calculated as net operating cash flow minus capital expenditures. Free cash flow does not have any standardized meaning as prescribed by U.S. GAAP and therefore may not be comparable to similar measures presented by other companies. The Company uses free cash flow when assessing its sources of liquidity, capital resources, and quality of earnings. Free cash flow is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. For the three months ended February 28, 2021, the Company’s net cash flow provided by operating activities was $51 million and capital expenditures were $3 million, resulting in the Company reporting free cash flow of $48 million.
For the fiscal year ended February 28, 2021, the Company’s net cash provided by operating activities was $82 million and capital expenditures were $8 million, resulting in the Company reporting free cash flow of $74 million.
The Company previously stated that it expected to generate positive free cash flow in fiscal 2021. The Company has generated positive free cash flow in fiscal 2021.

Results of Operations - Fiscal year ended February 28, 2021 compared to fiscal year ended February 29, 2020
Revenue
Revenue by Product and Service
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Fiscal Years Ended (in millions)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Revenue by Product and Service
Software and Services	$621	$691	$(70)	$559	$132
Licensing and Other	272	349	(77)	345	4
	$893	$1,040	$(147)	$904	$136

% Revenue by Product and Service
Software and Services	69.5%	66.4%		61.8%
Licensing and Other	30.5%	33.6%		38.2%
	100.0%	100.0%		100.0%
Software and Services
Software and Services revenue was $621 million, or 69.5% of revenue in fiscal 2021, a decrease of $70 million compared to $691 million, or 66.4% of revenue in fiscal 2020. The decrease in Software and Services revenue of $70 million was primarily due to a decrease of $75 million in recurring royalties in BlackBerry QNX, due to the slowdown in the automotive market related to the COVID-19 pandemic and the conversion in the prior fiscal year of certain existing royalty-bearing licenses to fixed pricing from volume-based pricing, a decrease of $16 million relating to professional services, a decrease of $9 million in BlackBerry AtHoc revenue and a decrease of $7 million relating to non-automotive OEM business, partially offset by an increase of $24 million related to product revenue in BlackBerry Spark and an increase of $18 million related to the sale of Secusmart solutions.
Adjusted Software and Services revenue was $647 million in fiscal 2021 compared to $750 million in fiscal 2020, representing a decrease of $103 million. The $103 million decrease in adjusted Software and Services revenue was primarily attributable to the same reasons described above on a U.S. GAAP basis and due to a decrease of $33 million in the non-GAAP adjustment of deferred software revenue acquired to $26 million in fiscal 2021 from $59 million in fiscal 2020.
The Company previously stated that in fiscal 2021, the Company expected BlackBerry QNX revenue to be negatively impacted by a slowdown in automotive market related to the COVID-19 pandemic, the impact of which could be partially offset by increased customer demand for the Company’s endpoint security and productivity solutions that support business continuity and remote working environments, including the BlackBerry Spark platform, SecuSUITE and BlackBerry AtHoc. This is reflected in the Company’s results as noted above, with the exception of BlackBerry AtHoc which also declined.
The Company previously stated that it expected Software and Services, excluding BTS, to have slight U.S. GAAP and adjusted revenue growth in the second half of fiscal 2021. Software and Services, excluding BTS, had slight U.S. GAAP and adjusted revenue growth in the second half of fiscal 2021.
In fiscal 2022, the Company expects that Cyber Security revenue and BTS revenue will be higher in the second half of the year than in the first half of the year, and that Cyber Security revenue will be between $495 million and $515 million. Assuming that the global chip shortage has been alleviated by the middle of fiscal 2022, the Company expects that BTS revenue will return to a pre-pandemic run-rate of approximately $50 million per quarter by that time and will be between $180 million and $200 million for fiscal 2022 as a whole, such that full-year Software and Services revenue will be between $675 million and $715 million.

Licensing and Other
Licensing and Other revenue was $272 million, or 30.5% of revenue in fiscal 2021, a decrease of $77 million compared to $349 million, or 33.6% of revenue in fiscal 2020. The decrease in Licensing and Other revenue of $77 million was primarily due to a decrease of $93 million in revenue from the BBM Consumer licensing arrangement and a decrease of $8 million from mobility licensing arrangements, partially offset by an increase of $16 million in revenue from the Company’s intellectual property (“IP”) licensing arrangements including its patent licensing agreement with Teletry, and an increase in $16 million in revenue generated from IP sales. SAF revenue, which is generated from users of BlackBerry 7 and prior BlackBerry operating systems, also decreased by $8 million, primarily due to a lower number of BlackBerry 7 users and lower revenue from those users compared to fiscal 2020.
The Company previously stated that it expects Licensing revenue to be modestly above $250 million in fiscal 2021, which is reflected in the above results.
The Company previously stated that it expected to generate total Company adjusted revenue of approximately $950 to $965 million in fiscal 2021, assuming a gradual re-opening of the global economy as the measures undertaken to contain the COVID-19 pandemic are reduced. Total adjusted revenue was $919 million in fiscal 2021 primarily due to the impact on the Company’s Licensing and Other business of the Company having entered into negotiations in the fourth quarter of fiscal 2021 for the potential sale of a portion of the Company’s patent portfolio. The Company has limited its patent monetization activities due to the negotiations and because revenue from additional transactions that could have been completed in the fourth quarter of fiscal 2021 would have been treated as contingent revenue and deferred to future periods. Had negotiations not been in progress during the quarter, the Company believes that Licensing and Other revenue would have been higher.
Throughout the period in which negotiations or anticipated regulatory reviews related to the potential patent portfolio transaction are ongoing, the Company expects to continue to limit its monetization activities and expects to generate Licensing and Other revenue of $10 million to $15 million per fiscal quarter. If the sale process concludes in the middle of fiscal 2022 without the completion of a transaction, the Company will resume its prior monetization activities and expects that Licensing and Other revenue will be approximately $100 million in fiscal 2022. If a sale transaction is completed, the Company expects that Licensing and Other revenue will be significantly higher than $100 million in fiscal 2022 and the Company expects to use the transaction proceeds primarily to support the growth of the Software and Services business.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Fiscal Years Ended (in millions)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Revenue by Geography
North America	$633	$743	$(110)	$599	$144
Europe, Middle East and Africa	197	221	(24)	222	(1)
Other regions	63	76	(13)	83	(7)
	$893	$1,040	$(147)	$904	$136

% Revenue by Geography
North America	70.9%	71.4%		66.2%
Europe, Middle East and Africa	22.1%	21.3%		24.6%
Other regions	7.0%	7.3%		9.2%
	100.0%	100.0%		100.0%

North America Revenue
Revenue in North America was $633 million, or 70.9% of revenue, in fiscal 2021, reflecting a decrease of $110 million compared to $743 million, or 71.4% of revenue in fiscal 2020. The decrease in North American revenue is primarily due to a decrease of $93 million in revenue from the BBM Consumer licensing arrangement and a decrease of $37 million in BlackBerry QNX revenue, due to the reasons discussed above in “Revenue by Product and Service”, a decrease of $11 million relating to professional services, a decrease of $9 million in BlackBerry AtHoc revenue and a decrease of $7 million relating to non-automotive OEM business, partially offset by an increase of $32 million in IP licensing and sale revenue due to the reasons discussed above in “Revenue by Product and Service” and an increase of $18 million in product revenue in BlackBerry Spark.

Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $197 million, or 22.1% of revenue, in fiscal 2021, reflecting a decrease of $24 million compared to $221 million, or 21.3% of revenue, in fiscal 2020. The decrease in revenue is primarily due to a decrease of $30 million in BlackBerry QNX revenue, a decrease of $7 million in SAF revenue due to the reasons discussed above in “Revenue by Product and Service” and a decrease of $5 million in professional services, partially offset by an increase of $18 million related to the sale of Secusmart solutions.
Other Regions Revenue
Revenue in other regions was $63 million, or 7.0% of revenue, in fiscal 2021, reflecting a decrease of $13 million compared to $76 million, or 7.3% of revenue, in fiscal 2020. The decrease in revenue is primarily due to a decrease of $8 million from mobility licensing arrangements and a decrease of $7 million in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service”, a decrease of $4 million in professional services and a decrease of $2 million in development seat revenue, partially offset by an increase of $6 million in product revenue in BlackBerry Spark.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $120 million to approximately $643 million in fiscal 2021 from $763 million in fiscal 2020. The decrease was primarily due to a decrease in revenue in BlackBerry QNX and Licensing and Other, partially offset by increases in revenue in Secusmart and BlackBerry Spark, due to the reasons discussed above in “Revenue by Product and Service”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 1.4%, to approximately 72.0% of consolidated revenue in fiscal 2021 from 73.4% of consolidated revenue in fiscal 2020. The decrease was primarily due a lower proportion of gross margin percentage associated with BlackBerry QNX due to the reasons discussed above in “Revenue by Product and Service”.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for fiscal 2021 compared to fiscal 2020 and fiscal 2020 compared to fiscal 2019.

	For the Fiscal Years Ended (in millions)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Revenue	$893	$1,040	$(147)	$904	$136
Operating expenses
Research and development	215	259	(44)	219	40
Selling, marketing and administration	344	493	(149)	409	84
Amortization	182	194	(12)	136	58
Impairment of goodwill	594	22	572	—	22
Impairment of long-lived assets	43	10	33	—	10
Debentures fair value adjustment	372	(66)	438	(117)	51
Settlements, net	—	—	—	(9)	9
Total	$1,750	$912	$838	$638	$274

Operating Expense as % of Revenue
Research and development	24.1%	24.9%		24.2%
Selling, marketing and administration	38.5%	47.4%		45.2%
Amortization	20.4%	18.7%		15.0%
Impairment of goodwill	66.5%	2.1%		—%
Impairment of long-lived assets	4.8%	1.0%		—%
Debentures fair value adjustment	41.7%	(6.3)%		(12.9)%
Settlements, net	—%	—%		(1.0)%
Total	196.0%	87.7%		70.6%

See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the years ended February 28, 2021, February 29, 2020 and February 28, 2019.
U.S. GAAP Operating Expenses
Operating expenses increased by $838 million, or 91.9%, to $1,750 million, or 196.0% of revenue in fiscal 2021, compared to $912 million, or 87.7% of revenue, in fiscal 2020. The increase was primarily attributable to an increase of $572 million in goodwill impairment, the difference between the Fiscal 2021 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in fiscal 2020 (the “Fiscal 2020 Debentures Fair Value Adjustment”) of $438 million, and an increase of $33 million in impairment of long-lived assets, partially offset by the benefit of $53 million in government subsidies resulting from claims filed for the CEWS program to support the business through the COVID-19 pandemic, a decrease of $42 million in salaries and benefits expense, and a decrease of $19 million in variable incentive plan costs.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $178 million, or 23.6%, to $576 million in fiscal 2021, compared to $754 million in fiscal 2020. The decrease was primarily attributable to the benefit of $53 million in CEWS funding, a decrease of $41 million in salaries and benefits expense, a decrease of $20 million in variable incentive plan costs, a decrease of $19 million in travel expense, a decrease in cost associated with a direct IP licensing arrangement of $18 million in fiscal 2020 which did not recur, and a decrease of $15 million in marketing and advertising expense.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $44 million, or 17.0%, to $215 million, or 24.1% of revenue, in fiscal 2021, compared to $259 million, or 24.9% of revenue, in fiscal 2020. The decrease was primarily attributable to a decrease of $25 million in salaries and benefits expense, a decrease of $8 million in variable incentive plan costs, a decrease of $7 million in consulting fees, and a decrease of $2 million in travel expense, partially offset by a decrease of $4 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX.
Adjusted research and development expenses decreased by $42 million, or 17.1% to $204 million in fiscal 2021 compared to $246 million in fiscal 2020. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $149 million, or 30.2%, to $344 million, or 38.5% of revenue, in fiscal 2021 compared to $493 million in fiscal 2020, or 47.4% of revenue. The decrease was primarily attributable to the benefit of $53 million in CEWS funding, a decrease in costs associated with direct IP licensing arrangements of $18 million in fiscal 2020 which did not recur, a decrease of $16 million in travel expense, a decrease of $16 million in salaries and benefits expense, a decrease of $15 million in marketing and advertising cost, and a decrease of $11 million in variable incentive plan costs.
Adjusted selling, marketing and administration expenses decreased by $136 million, or 29.9%, to $319 million in fiscal 2021 compared to $455 million in fiscal 2020. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for fiscal 2021 compared to fiscal 2020 and fiscal 2020 compared to fiscal 2019. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Fiscal Years Ended (in millions)
	Included in Operating Expense
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Property, plant and equipment	$17	$18	$(1)	$14	$4
Intangible assets	165	176	(11)	122	54
Total	$182	$194	$(12)	$136	$58

	Included in Cost of Sales
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Property, plant and equipment	$4	$6	$(2)	$6	$—
Intangible assets	12	12	—	7	5
Total	$16	$18	$(2)	$13	$5

Amortization included in Operating Expense
Amortization expense relating to certain property, plant and equipment and intangible assets decreased by $12 million to $182 million for fiscal 2021, compared to $194 million for fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization expense was $53 million in fiscal 2021, consistent with $53 million in fiscal 2020.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations decreased by $2 million to $16 million for fiscal 2021, compared to $18 million for fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the Debentures, decreased by $7 million to investment loss, net of $6 million in fiscal 2021, from investment income, net of $1 million in fiscal 2020. The decrease in investment income, net is primarily due to a lower yield on cash and investments in fiscal 2021 compared to fiscal 2020 and a decrease in average cash and investment balance during fiscal 2021 compared to fiscal 2020 as a result of the redemption of the 3.75% Debentures and issuance of the 1.75% Debentures, partially offset by a decrease in interest expense from the Debentures.
Income Taxes
For fiscal 2021, the Company’s net effective income tax recovery rate was approximately 1%, compared to a net effective income tax expense of approximately 3% for the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s adjusted net effective income tax recovery rate was approximately 10%, compared to a net effective income tax expense of approximately 6% for the same period in the prior fiscal year. The increase is due to current year taxable items that could not be offset with carried forward tax attributes such as tax losses.

Net Loss
The Company’s net loss for fiscal 2021 was $1.10 billion, reflecting an increase in net loss of $952 million compared to net loss of $152 million in fiscal 2020, primarily due to an increase in operating expenses due to the goodwill impairment and increase in debenture fair value adjustment, as described above in “Operating Expenses”, and a decrease in revenue as described above in “Revenue by Product and Service”.
Adjusted net income for fiscal 2021 was $101 million compared to $74 million in fiscal 2020, reflecting an increase in adjusted net income of $27 million, primarily due to a decrease in operating expenditures as described above in “Operating Expenses”, partially offset by a decrease in revenue as described above in “Revenue by Product and Service” and a decrease in gross margin percentage, as describe above in “Consolidated Gross Margin Percentage”.
Basic and diluted loss per share on a U.S. GAAP basis was $1.97 in fiscal 2021, an increase in basic and diluted loss per share of $1.70 and $1.65, respectively, compared to basic loss per share on a U.S. GAAP basis of $0.27 and diluted loss per share on a U.S. GAAP basis of $0.32 in fiscal 2020.
The weighted average number of shares outstanding was 561 million for basic and diluted loss per share, respectively, for the fiscal year ended February 28, 2021. The weighted average number of shares outstanding was 554 million and 614 million for basic and diluted loss per share, respectively, for the fiscal year ended February 29, 2020.
The Company previously stated that it expected to be profitable on a non-GAAP basis for fiscal 2021. The Company was non-GAAP profitable for fiscal 2021.
Common Shares Outstanding
On March 26, 2021, there were 566 million voting common shares, options to purchase 2 million voting common shares, 22 million restricted share units and 1 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures, as described in Note 7 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Results of Operations - Three months ended February 28, 2021 compared to the three months ended February 29, 2020
The following section sets forth certain unaudited consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the three months ended February 28, 2021, February 29, 2020 and February 28, 2019:

	For the Three Months Ended (in millions, except for share and per share amounts)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Revenue	$210	$282	$(72)	$255	$27
Gross margin	152	212	(60)	206	6
Operating expenses	465	253	212	178	75
Investment income (loss), net	—	(1)	1	4	(5)
Income (loss) before income taxes	(313)	(42)	(271)	32	(74)
Provision for (recovery of) income taxes	2	(1)	3	(19)	18
Net income (loss)	$(315)	$(41)	$(274)	$51	$(92)
Earnings (loss) per share - reported
Basic	$(0.56)	$(0.07)	$(0.49)	$0.09	$(0.16)
Diluted (1)	$(0.56)	$(0.07)	$(0.49)	$0.08	$(0.15)

Weighted-average number of shares outstanding (000’s)
Basic	566,089	556,668		547,272
Diluted (1)	566,089	556,668		615,593
______________________________
(1)Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2021 and 2020 do not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2021 and 2020 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.

Revenue
Revenue by Product and Service
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Three Months Ended (in millions)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Revenue by Product and Service
Software and Services	$160	$170	$(10)	$147	$23
Licensing and Other	50	112	(62)	108	4
	$210	$282	$(72)	$255	$27

% Revenue by Product and Service
Software and Services	76.2%	60.3%		57.6%
Licensing and Other	23.8%	39.7%		42.4%
	100.0%	100.0%		100.0%
Software and Services
Software and Services revenue was $160 million, or 76.2% of revenue, in the fourth quarter of fiscal 2021, a decrease of $10 million compared to $170 million, or 60.3% of revenue, in the fourth quarter of fiscal 2020. The decrease in Software and Services revenue of $10 million was primarily due to a decrease of $6 million due to the slowdown in the automotive market related to the COVID-19 pandemic and the conversion in the prior fiscal year of certain existing royalty-bearing licenses to fixed pricing from volume-based pricing, a decrease of $4 million relating to professional services and a decrease of $2 million relating to non-automotive OEM business, partially offset by an increase of $2 million related to the sale of Secusmart solutions and an increase of $1 million related to product revenue in BlackBerry Spark.
Adjusted Software and Services revenue was $165 million in the fourth quarter of fiscal 2021, a decrease of $14 million compared to $179 million in the fourth quarter of fiscal 2020. Adjusted Software and Services revenue decreased due to the reasons described above on a U.S. GAAP basis and due to a decrease of $4 million in the non-GAAP adjustment of deferred software revenue acquired to $5 million in the fourth quarter of fiscal 2021 from $9 million in the fourth quarter of fiscal 2020.
The Company previously stated that it expected Software and Services to have sequential non-GAAP revenue growth in the fourth quarter of fiscal 2021. Software and Services non-GAAP revenue decreased by approximately 2% sequentially in the fourth quarter of fiscal 2021 primarily due to lower than expected revenue from Secusmart and BlackBerry AtHoc.
The Company previously stated that it expected sequential BTS revenue growth in the fourth quarter of fiscal 2021. BTS revenue grew sequentially in the fourth quarter of fiscal 2021.
Licensing and Other
Licensing and Other revenue was $50 million, or 23.8% of revenue, in the fourth quarter of fiscal 2021, a decrease of $62 million compared to $112 million, or 39.7% of revenue, in the fourth quarter of fiscal 2020. The decrease in Licensing and Other revenue of $62 million was primarily due to a decrease of $71 million in revenue from the BBM Consumer licensing arrangement, partially offset by an increase of $10 million in revenue from the Company’s IP licensing and sale arrangements including its patent licensing agreement with Teletry.

U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Revenue by Geography
North America	$141	$213	$(72)	$176	$37
Europe, Middle East and Africa	53	53	—	61	(8)
Other regions	16	16	—	18	(2)
	$210	$282	$(72)	$255	$27

% Revenue by Geography
North America	67.1%	75.5%		69.0%
Europe, Middle East and Africa	25.2%	18.8%		23.9%
Other regions	7.7%	5.7%		7.1%
	100.0%	100.0%		100.0%
North America Revenue
Revenue in North America was $141 million, or 67.1% of revenue, in the fourth quarter of fiscal 2021, reflecting a decrease of $72 million compared to $213 million, or 75.5% of revenue, in the fourth quarter of fiscal 2020. Revenue in North America decreased compared to the fourth quarter of fiscal 2020 primarily due to a decrease of $71 million in revenue from the BBM Consumer licensing arrangement, a decrease of $2 million in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service”, a decrease of $2 million in BlackBerry AtHoc revenue and a decrease of $2 million related to product revenue in BlackBerry Spark, partially offset by an increase of $10 million in IP licensing revenue due to the reasons discussed above in “Revenue by Product and Service”.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $53 million or 25.2% of revenue in the fourth quarter of fiscal 2021, consistent with $53 million or 18.8% of revenue in the fourth quarter of fiscal 2020. An increase of $3 million related to the sale of Secusmart solutions and an increase of $1 million related to product revenue in BlackBerry Spark were offset by a decrease of $3 million in BlackBerry QNX revenue due to the reasons discussed above in “Revenue by Product and Service” and a decrease of $1 million relating to professional services.
Other Regions Revenue
Revenue in other regions was $16 million or 7.7% of revenue in the fourth quarter of fiscal 2021, consistent with $16 million or 5.7% of revenue in the fourth quarter of fiscal 2020. An increase $2 million related to product revenue in BlackBerry Spark was offset by a decrease of $2 million in revenue relating to professional services.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $60 million to approximately $152 million in the fourth quarter of fiscal 2021 from $212 million in the fourth quarter of fiscal 2020. The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry QNX, partially offset by an increase in revenue from Secusmart due to the reasons discussed above in “Revenue by Product and Service”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 2.8%, to approximately 72.4% of consolidated revenue in the fourth quarter of fiscal 2021 from 75.2% of consolidated revenue in the fourth quarter of fiscal 2020. The decrease was primarily due to a lower gross margin contribution from Licensing and Other (at a higher relative gross margin percentage in each case) due to the reasons discussed above in “Revenue by Product and Service” and a higher gross margin contribution from BlackBerry Spark and Secusmart (at a lower relative gross margin percentage) due to the reasons discussed above in “Revenue by Product and Service”.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended February 28, 2021, compared to the quarter ended November 30, 2020 and the quarter ended February 29, 2020. The Company believes it is also meaningful to provide a sequential comparison between the fourth quarter of fiscal 2021 and the third quarter of fiscal 2021.

	For the Three Months Ended (in millions)
	February 28, 2021	November 30, 2020	February 29, 2020	February 28, 2019
Revenue	$210	$218	$282	$255
Operating expenses
Research and development	48	53	60	52
Selling, marketing and administration	92	83	113	110
Amortization	45	45	48	31
Impairment of long-lived assets	22	—	5	—
Impairment of goodwill	—	—	22	—
Debentures fair value adjustment	258	95	5	(6)
Settlements, net	—	—	—	(9)
Total	$465	$276	$253	$178

Operating Expense as % of Revenue
Research and development	22.9%	24.3%	21.3%	20.4%
Selling, marketing and administration	43.8%	38.1%	40.1%	43.1%
Amortization	21.4%	20.6%	17.0%	12.2%
Impairment of long-lived assets	10.5%	—%	1.8%	—%
Impairment of goodwill	—%	—%	7.8%	—%
Debentures fair value adjustment	122.9%	43.6%	1.8%	(2.4)%
Settlements, net	—%	—%	—%	(3.5)%
Total	221.4%	126.6%	89.7%	69.8%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended February 28, 2021, November 30, 2020, February 29, 2020 and February 28, 2019.
U.S. GAAP Operating Expenses
Operating expenses increased by $189 million, or 68.5%, to $465 million, or 221.4%% of revenue, in the fourth quarter of fiscal 2021, compared to $276 million, or 126.6% of revenue, in the third quarter of fiscal 2021. The increase was primarily attributable to the difference between the Q4 Fiscal 2021 Debentures Fair Value Adjustment and Q3 Fiscal 2021 Debentures Fair Value Adjustment of $163 million and an increase of $22 million in impairment of long-lived assets, partially offset by a decrease of $10 million in variable incentive plan costs and a benefit of $6 million in CEWS funding.
Operating expenses increased by $212 million, or 83.8%, to $465 million, or 221.4%% of revenue, in the fourth quarter of fiscal 2021, compared to $253 million, or 89.7% of revenue, in the fourth quarter of fiscal 2020. The increase was primarily attributable to the difference between the Q4 Fiscal 2021 Debentures Fair Value Adjustment and Q4 Fiscal 2020 Debentures Fair Value Adjustment of $253 million and an increase of $17 million in impairment of long-lived assets, partially offset by $22 million in impairment of goodwill in the fourth quarter of fiscal 2020 which did not recur, a benefit of $16 million in CEWS funding and a decrease of $9 million in salaries and benefits expenses.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $2 million, or 1.4%, to $140 million in the fourth quarter of fiscal 2021 compared to $142 million in the third quarter of fiscal 2021. The decrease was primarily attributable to a decrease of $10 million in variable incentive plan cost and a benefit of $6 million in CEWS funding, partially offset by an increase of $5 million in the Company’s deferred share unit liability due to increases in the Company’s stock price, an increase of $4 million in consulting fees and an increase of $2 million in legal costs.
Adjusted operating expenses decreased by $32 million, or 18.6%, to $140 million in the fourth quarter of fiscal 2021, compared to $172 million in the fourth quarter of fiscal 2020. The decrease was primarily attributable to the benefit of $16 million in CEWS funding, a decrease of $9 million in salaries and benefits expenses and a decrease of $8 million in variable incentive plan costs, partially offset by an increase of $6 million in the Company’s deferred share unit liability due to increases in the Company’s stock price and an increase of $3 million in legal costs.
Research and Development Expense
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $12 million, or 20.0%, to $48 million in the fourth quarter of fiscal 2021 compared to $60 million in the fourth quarter of fiscal 2020. The decrease was primarily attributable to a decrease of $8 million in variable incentive plan costs and a decrease of $5 million in salaries and benefits expense, partially offset by an increase of $2 million in infrastructure costs.
Adjusted research and development expenses decreased by $12 million, or 21.1%, to $45 million in the fourth quarter of fiscal 2021 compared to $57 million in the fourth quarter of fiscal 2020. This decrease was primarily due to the reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $21 million, or 18.6%, to $92 million in the fourth quarter of fiscal 2021 compared to $113 million in the fourth quarter of fiscal 2020. This decrease was primarily attributable to the increase benefit of $16 million in CEWS funding, a decrease of $4 million in salaries and benefits expenses, a decrease of $3 million in sales incentive plan costs and a decrease of $3 million in travel expense, partially offset by an increase of $6 million in the Company’s deferred share unit liability due to increases in the Company’s stock price and an increase of $3 million in legal costs.
Adjusted selling, marketing and administration expenses decreased by $20 million, or 19.6%, to $82 million in the fourth quarter of fiscal 2021 compared to $102 million in the fourth quarter of fiscal 2020. This decrease was primarily due to the reasons described above on a U.S. GAAP basis.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended February 28, 2021 compared to the quarter ended February 29, 2020 and for the quarter ended February 29, 2020 compared to the quarter ended February 28, 2019. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Property, plant and equipment	$4	$4	$—	$4	$—
Intangible assets	41	44	(3)	27	17
Total	$45	$48	$(3)	$31	$17

	Included in Cost of Sales
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Property, plant and equipment	$1	$2	$(1)	$1	$1
Intangible assets	3	2	1	1	1
Total	$4	$4	$—	$2	$2

Amortization included in Operating Expense
Amortization expense relating to certain property, plant and equipment and certain intangible assets decreased by $3 million to $45 million for the fourth quarter of fiscal 2021 compared to $48 million for the fourth quarter of fiscal 2020. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization was $13 million in the fourth quarter of fiscal 2021, consistent with $13 million in the fourth quarter of fiscal 2020.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations were $4 million in the fourth quarter of fiscal 2021, consistent with $4 million in the fourth quarter of fiscal 2020.
Investment Loss, Net
Investment loss, net decreased by $1 million to nil in the fourth quarter of fiscal 2021, compared to investment loss, net of $1 million in the fourth quarter of fiscal 2020. The decrease is primarily due a decrease in interest expense from the Debentures, partially offset by a lower yield on cash and investments in the fourth quarter of fiscal 2021 compared to the fourth quarter of fiscal 2020 and lower average cash and investment balances due to the redemption of the 3.75% Debentures in fiscal 2021 and issuance of the 1.75% Debentures.
Income Taxes
For the fourth quarter of fiscal 2021, the Company’s net effective income tax expense rate was approximately 1%, compared to an effective income tax recovery rate of approximately 2% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the fourth quarter of fiscal 2021 was $315 million, or $0.56 basic and diluted loss per share on a U.S. GAAP basis, reflecting an increase in net loss of $274 million compared to a net loss of $41 million, or $0.07 basic and diluted loss per share, in the fourth quarter of fiscal 2020. The decrease in net income of $274 million was primarily due to an increase in operating expenses due to the increase in debenture fair value adjustment, as described above in “Operating Expenses”, a decrease in revenue as described above in “Revenue by Product and Service” and a decrease in gross margin percentage as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $16 million in the fourth quarter of fiscal 2021 compared to $51 million in the fourth quarter of fiscal 2020, reflecting a decrease in adjusted net income of $35 million primarily due to a decrease in revenue as described above in “Revenue by Product and Service” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” partially offset by a decrease in operating expenses, as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 566 million common shares for basic and diluted loss per share for the fourth quarter of fiscal 2021. The weighted average number of shares outstanding was 557 million common shares for basic and diluted loss per share for the fourth quarter of fiscal 2020.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $186 million to $804 million as at February 28, 2021 from $990 million as at February 29, 2020, primarily due to the redemption of the 3.75% Debentures which was partially offset by the issuance of the 1.75% Debentures. The majority of the Company’s cash, cash equivalents, and investments are denominated in U.S. dollars as at February 28, 2021.

A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Cash and cash equivalents	$214	$377	$(163)	$548	$(171)
Restricted cash equivalents and restricted short-term investments	28	49	(21)	34	15
Short-term investments	525	532	(7)	368	164
Long-term investments	37	32	5	55	(23)
Cash, cash equivalents, and investments	$804	$990	$(186)	$1,005	$(15)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Current assets	$1,006	$1,196	$(190)	$1,233	$(37)
Current liabilities	429	1,121	(692)	510	611
Working capital	$577	$75	$502	$723	$(648)
Current Assets
The decrease in current assets of $190 million at the end of fiscal 2021 from the end of fiscal 2020 was primarily due to a decrease in cash and cash equivalents of $163 million, accounts receivable, net of $33 million, decreases in short term investments of $7 million and other current assets of $2 million partially offset by an increase in other receivables of $11 million and an increase income taxes receivable of $4 million.
At February 28, 2021, accounts receivable was $182 million, a decrease of $33 million from February 29, 2020. The decrease was primarily due to lower revenue recognized over the three months ended February 28, 2021 compared to the three months ended February 29, 2020 and an increase in the allowance for credit losses from the adoption of ASC 326, partially offset by an increase in days sales outstanding to 85 days at the end of the fourth quarter of fiscal 2021 from 70 days at the end of the fourth quarter of fiscal 2020 primarily due to a significant long-term receivable becoming current, the associated revenue for which was recognized in the prior period, as well as extended payment terms resulting from the COVID-19 pandemic.
At February 28, 2021, other receivables increased by $11 million to $25 million compared to $14 million as at February 29, 2020. The increase was primarily due to an increase of $11 million relating to the CEWS program.
At February 28, 2021, other current assets was $50 million, a decrease of $2 million from February 29, 2020. The decrease is primarily due to a decrease in deferred commission of $3 million partially offset by an increase in derivative assets of $2 million.
At February 28, 2021, income taxes receivable was $10 million, an increase of $4 million from February 29, 2020. The increase was primarily due to the U.S. CARES Act resulting in an increase in taxes receivable from tax loss carry backs.
Current Liabilities
The decrease in current liabilities of $692 million at the end of fiscal 2021 from the end of fiscal 2020 was primarily due to a decrease in Debentures of $606 million due to redemption of the 3.75% Debentures, a decrease in deferred revenue of $39 million, a decrease in accrued liabilities of $24 million, a decrease in income taxes payable of $12 million and a decrease in accounts payable of $11 million.
Deferred revenue, current was $225 million, which reflects a decrease of $39 million compared to February 29, 2020 that was attributable to a $39 million decrease in deferred revenue, current related to BlackBerry Spark and $10 million related to IP licensing, partially offset by a $6 million increase in deferred revenue, current related to BlackBerry AtHoc.
As at February 28, 2021, accounts payable were $20 million, reflecting a decrease of $11 million from February 29, 2020, which was primarily attributable to payments of accounts payable.
Accrued liabilities were $178 million, reflecting a decrease of $24 million compared to February 29, 2020, which was primarily attributable to a $17 million decrease in variable incentive plan costs and a decrease of $6 million in payroll accrual, partially offset by an increase of $8 million in the Company’s deferred share unit liability due to increases in the Company’s stock price.

Cash flows for the fiscal year ended February 28, 2021 compared to the fiscal year ended February 29, 2020 were as follows:

	For the Fiscal Years Ended (in millions)
	February 28, 2021	February 29, 2020	Change	February 28, 2019	Change
Net cash flows provided by (used in):
Operating activities	$82	$26	$56	$100	$(74)
Investing activities	(65)	(188)	123	(375)	187
Financing activities	(227)	7	(234)	5	2
Effect of foreign exchange gain (loss) on cash and cash equivalents	2	(1)	3	(3)	2
Net decrease in cash and cash equivalents	$(208)	$(156)	$(52)	$(273)	$117
Operating Activities
The increase in net cash flows provided by operating activities of $56 million primarily reflects the net changes in working capital.
Investing Activities
During the fiscal year ended February 28, 2021, cash flows used in investing activities were $65 million and included cash used in transactions involving the acquisitions of restricted short-term, short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $21 million, intangible asset additions of $36 million, and acquisitions of property, plant and equipment of $8 million. During fiscal 2020, cash flows used in investing activities were $188 million and included cash flows used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $145 million, intangible asset additions of $32 million, and acquisitions of property, plant and equipment of $12 million, partially offset by proceeds received from the decrease in consideration paid for the Cylance acquisition following finalizing the accounting for the acquisition.
Financing Activities
The decrease in cash flows used in financing activities was $234 million for fiscal 2021 due to the redemption of the 3.75% Debentures on September 1, 2020, partially offset by the issuance of the 1.75% Debentures as described above in “Business Overview - Debt Redemption and New Issuance” and an increase in common shares issued for stock options exercised and employee share purchase plan.
Aggregate Contractual Obligations
The following table sets out aggregate information about the Company’s contractual obligations and the periods in which payments are due as at February 28, 2021:

	(in millions)
	Total	Less than One Year	One to Three Years	Four to Five Years	Greater than Five Years
Operating lease obligations	$134	$37	$52	$29	$16
Purchase obligations and commitments	159	94	65	—	—
Debt interest and principal payments	383	6	377	—	—
Total	$676	$137	$494	$29	$16
Purchase obligations and commitments amounted to approximately $676 million as at February 28, 2021, including future principal and interest payments of $383 million on the 1.75% Debentures and operating lease obligations of $134 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at February 28, 2021 decreased by approximately $337 million as compared to the February 29, 2020 balance of approximately $1,013 million, which was attributable to the redemption of the 3.75% Debentures on September 1, 2020, partially offset by the issuance of the 1.75% Debentures as described above in “Business Overview - Debt Redemption and New Issuance”, a decrease in purchase obligations and commitments and a decrease in operating lease obligations.

Debenture Financing and Other Funding Sources
See Note 7 to the Consolidated Financial Statements for a description of the Debentures.
The Company has $28 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash and restricted short-term investments.
Cash, cash equivalents, and investments were approximately $804 million as at February 28, 2021. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act, or under applicable Canadian securities laws.
Accounting Policies and Critical Accounting Estimates
Accounting Policies
See Note 1 to the Consolidated Financial Statements for a description of the Company’s significant accounting policies and the adoption of the new standard in accounting for credit losses on financial instruments and goodwill.
See Note 2 to the Consolidated Financial Statements for accounting pronouncements issued but not yet adopted.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to revenue-related estimates including variable consideration, standalone selling price (“SSP”), estimated customer life, if control of licenses to intellectual property has transferred, the value of non-cash consideration, right of return and customer incentive commitments, fair value of reporting units in relation to actual or potential goodwill impairment, fair value of the Debentures, fair value of share-based liability award, fair value of long-lived assets in relation to actual or potential impairment, the Company’s long-lived asset groupings, useful lives of property, plant and equipment and intangible assets, provision for income taxes, realization of deferred income tax assets and the related components of the valuation allowance, allowance for credit losses, incremental borrowing rate in determining the present value of lease liabilities and the determination of reserves for various litigation claims. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, February 28, 2021. Subsequent to this date, it is reasonably possible that the COVID-19 pandemic and its impact on the health of the global economy could cause changes to estimates as a result of the financial circumstances of the markets in which the Company operates and the price of the Company’s publicly traded equity in comparison to the Company’s carrying value.
The Company’s critical accounting estimates have been reviewed and discussed with the Company’s Audit & Risk Management Committee and are set out below. Except as noted, there have not been any changes to the critical accounting estimates made by the Company, during the past three fiscal years.
Valuation of Long-Lived Assets
The LLA impairment test prescribed by U.S. GAAP requires the Company to identify its asset groups and test impairment of each asset group separately. To conduct the LLA impairment test, the asset group is tested for recoverability using undiscounted cash flows over the remaining useful life of the primary asset. If forecasted net cash flows are less than the carrying value of the asset group, an impairment charge is measured by comparing the fair value of the asset group to its carrying value. Determining the Company’s asset groups and related primary assets requires significant judgment by management. Different judgments could yield different results.
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
On March 1, 2020 the Company adopted ASU 2017-04 on the topic of Intangibles— Goodwill and Other (ASC 350). ASU 2017-04 simplifies the subsequent measurement of goodwill, enabling the Company to carry out its goodwill impairment test in one step, instead of two steps. In the test, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach using a discounted future cash flow model, the market-based approach, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results. Events and circumstances resulted in an additional goodwill impairment test being conducted as at May 31, 2020, in addition to the Company’s annual impairment test.
Prior to the adoption of ASU 2017-04, the Company’s annual impairment test was carried out in two steps. In the first step, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach, discounted future cash flows, the market-based approach, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of revenue growth for our reporting units, estimation of the useful life over which cash flows will occur, terminal growth rate, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeded its fair value, goodwill of the reporting unit was considered to be impaired and the second step was necessary. Different judgments could have yielded different results. In fiscal 2020, the Company disaggregated one reporting unit and goodwill was assigned to the disaggregated reporting units based upon the relative fair value allocation approach.
In the second step, the implied fair value of the reporting unit’s goodwill was compared with its carrying value to measure the amount of the impairment loss, if any. The second step involved significant judgment in the selection of assumptions necessary to arrive at an implied fair value of goodwill. Different judgments could have yielded different results.
Valuation Allowance Against Deferred Tax Assets
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. A valuation allowance is required for deferred tax assets if it is more likely than not that all or some portion of the asset will not be realized. All available evidence, both positive and negative, that may affect the realization of deferred tax assets must be identified and considered in determining the appropriate amount of the valuation allowance. Additionally, for interim periods, the estimated annual effective tax rate should include the valuation allowance for current year changes in temporary differences and losses or income arising during the year. For interim periods, the Company needs to consider the valuation allowance that it expects to recognize at the end of the fiscal year as part of the estimated annual effective tax rate. During interim quarters, the Company uses estimates including pre-tax results and ending position of temporary differences as at the end of the fiscal year to estimate the valuation allowance that it expects to recognize at the end of the fiscal year. This accounting treatment has no effect on the Company’s actual ability to utilize deferred tax assets to reduce future cash tax payments. Different judgments could yield different results. See “Results of Operations - Fiscal year ended February 28, 2021 compared to fiscal year ended February 29, 2020 - Income Taxes” and “Results of Operations - Three months ended February 28, 2021 compared to three months ended February 29, 2020 - Income Taxes”.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2021 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2021, approximately 20% of cash and cash equivalents, 25% of accounts receivables and 34% of accounts payable were denominated in foreign currencies (February 29, 2020 – 12%, 17% and 17%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at February 28, 2021 and February 29, 2020 (after hedging activities), the impact to the Company would be immaterial.
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

Interest Rate
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued the Debentures as described in Note 7 to the Consolidated Financial Statements. The fair value of the Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the Debentures.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at February 28, 2021 was $10 million (February 29, 2020 - $9 million). There was one customer that comprised more than 10% of accounts receivable as at February 28, 2021 (February 29, 2020 - two customers that comprised more than 10%). During fiscal 2021, the percentage of the Company’s receivable balance that was past due increased by 1.6% compared to the fourth quarter of fiscal 2020. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments from its distributor partners (such as resellers and network carriers) exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition.
The Company’s sales to Teletry represented approximately 3% of the Company’s revenue in the fourth quarter of fiscal 2021 (fourth quarter of fiscal 2020 - 18%) and 22% of the Company’s revenue in fiscal 2021 (fiscal 2020 - 13%). No other individual customer accounted for more than 10% of the Company’s revenue in the fourth quarter of fiscal 2021 or in fiscal 2021 and fiscal 2020. One other individual customer accounted for more than 10% of the Company’s revenue in the fourth quarter of fiscal 2020. In fiscal 2018, the Company entered into a strategic licensing agreement with Teletry under which Teletry may sublicense a broad range of the Company’s patents to global smartphone manufacturers. The Company also continues to operate its own licensing program outside of Teletry’s sublicensing rights.
Market values are determined for each individual security in the investment portfolio. The Company assesses declines in the value of individual investments for impairment to determine whether the decline is other-than-temporary. The Company makes this assessment by considering available evidence including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition, the near-term prospects of the individual investment and the Company’s ability and intent to hold the debt securities to maturity. During fiscal 2021, the Company recorded nil in impairment charges related to private equity investments without readily determinable fair value (fiscal 2020 - $3 million and fiscal 2019 - nil).
See Note 14 to the Consolidated Financial Statements for additional information regarding the Company’s credit risk as it pertains to its foreign exchange derivative counterparties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page No.
Reports of Independent Registered Public Accounting Firms	61

Consolidated Balance Sheets
For the Years Ended February 28, 2021 and February 29, 2020	65

Consolidated Statements of Shareholders’ Equity
For the Years Ended February 28, 2021, February 29, 2020 and February 28, 2019	66

Consolidated Statements of Operations
For the Years Ended February 28, 2021, February 29, 2020 and February 28, 2019	67

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended February 28, 2021, February 29, 2020 and February 28, 2019	68

Consolidated Statements of Cash Flows
For the Years Ended February 28, 2021, February 29, 2020 and February 28, 2019	69

Notes to the Consolidated Financial Statements	70

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of BlackBerry Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of BlackBerry Limited and its subsidiaries (together, the Company) as of February 28, 2021 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses as of March 1, 2020 and the manner in which it accounts for leases as of March 1, 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill impairment test
As described in Notes 1, 3 and 4 to the consolidated financial statements, the Company’s goodwill balance was $849 million as of February 28, 2021. Management conducts a goodwill impairment test as of December 31 of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test is performed in one step by comparing the fair value of a reporting unit to its carrying value, including goodwill. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. As disclosed by management, during the year ended February 28, 2021, as a result of the deterioration in economic conditions caused by the global COVID-19 pandemic and its impact on the Company’s reporting units, and the decline of the trading value of the Company’s capital stock below the Company’s consolidated carrying value, management determined that it was more likely than not that the fair value of at least one of its reporting units was lower than its carrying amount after including goodwill. As a result, management completed an analysis of the fair values of its reporting units to compare against their respective carrying values as of May 31, 2020. Based on the results of the goodwill impairment test, the Company recorded total goodwill impairment charges of $594 million in the first quarter of fiscal 2021, relating to the BlackBerry Spark reporting unit. No additional goodwill impairment was identified during the Company’s annual impairment test as of the annual test date of December 31, 2020. The estimated fair values of reporting units were determined utilizing multiple valuation techniques, which included the income approach using a discounted future cash flow model, the market-based approach, and the asset value approach. As disclosed by management, the analysis requires significant judgment in estimating future cash flows, especially in light of the ongoing COVID-19 pandemic and its short-term and potential long-term impacts to the Company’s business and assumptions, including the long-term rates of revenue growth for the reporting units, terminal growth rates, profitability measures and determination of the discount rates for the reporting units.
The principal considerations for our determination that performing procedures relating to the goodwill impairment test is a critical audit matter are (i) the significant judgment by management when determining the fair values of the reporting units, including the short-term and potential long-term impacts of the COVID-19 pandemic to the Company’s business; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimated future cash flows including long-term rates of revenue growth, terminal growth rates, profitability measures, and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the determination of the fair values of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for determining the fair values of the Company’s reporting units; (ii) evaluating the appropriateness of the discounted future cash flow models; (iii) testing the completeness and accuracy of underlying data used in the discounted future cash flow models; and (iv) evaluating the significant assumptions used by management related to the estimated future cash flows, long-term rates of revenue growth, terminal growth rates, profitability measures, and the discount rates. Evaluating management’s assumptions related to the estimated future cash flows including long-term rates of revenue growth and profitability measures involved evaluating whether the assumptions used by management were reasonable considering consistency with (i) current and past performance of each reporting unit (ii) external market and industry data; and (iii) with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the (i) appropriateness of the Company’s discounted cash flow models and (ii) reasonableness of the discount rates and terminal growth rates.
Revenue recognition – Intellectual property licensing
As discussed in Notes 1 and 13 to the consolidated financial statements, $272 million of the Company’s total revenues for the year ended February 28, 2021 was generated from Licensing and Other, which includes revenue from intellectual property licensing arrangements. Management examines intellectual property agreements on a case-by-case basis to determine whether they contain distinct performance obligations with standalone functionality and whether the Company is the principal or agent in the transaction. As disclosed by management, significant judgment is applied in assessing contractual terms which could impact the timing and amount of revenue recognition.
The principal considerations for our determination that performing procedures relating to the Revenue recognition – Intellectual property licensing is a critical audit matter are (i) significant judgment by management in assessing contractual terms which could impact the timing and amount of revenue recognition; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to the timing and amount of revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the assessment of contractual terms in the intellectual property agreements which impact on the timing and amount of revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of contractual terms by examining intellectual property agreements on a test basis, and (ii) testing management's process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the intellectual property agreements on a test basis.
/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
March 31, 2021
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of BlackBerry Limited:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BlackBerry Limited (the Company) as of February 29, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended February 29, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2020, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2020, in conformity with United States generally accepted accounting principles.
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

We served as the Company’s auditor from 1997 to 2020.
/s/ Ernst & Young LLP

Chartered Professional Accountants
Licensed Public Accountants

Waterloo, Canada
April 6, 2020

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions)
Consolidated Balance Sheets

	As at
	February 28, 2021	February 29, 2020
Assets
Current
Cash and cash equivalents (note 3)	$214	$377
Short-term investments (note 3)	525	532
Accounts receivable, net of allowance of $10 and $9, respectively (note 2 and note 4)	182	215
Other receivables	25	14
Income taxes receivable	10	6
Other current assets (note 4)	50	52
	1,006	1,196
Restricted cash equivalents and restricted short-term investments (note 3)	28	49
Long-term investments (note 3)	37	32
Other long-term assets (note 4)	16	65
Operating lease right-of-use assets, net (note 12)	63	124
Property, plant and equipment, net (note 4)	48	70
Goodwill (note 4)	849	1,437
Intangible assets, net (note 4)	771	915
	$2,818	$3,888
Liabilities
Current
Accounts payable	$20	$31
Accrued liabilities (note 4)	178	202
Income taxes payable (note 6)	6	18
Debentures (note 7)	—	606
Deferred revenue, current (note 13)	225	264
	429	1,121
Deferred revenue, non-current (note 13)	69	109
Operating lease liabilities (note 12)	90	120
Other long-term liabilities (note 4)	6	9
Long-term debentures (note 7)	720	—
	1,314	1,359
Commitments and contingencies (note 11)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 565,505,328 voting common shares (February 29, 2020 - 554,199,016 )	2,823	2,760
Deficit	(1,306)	(198)
Accumulated other comprehensive loss (note 10)	(13)	(33)
	1,504	2,529
	$2,818	$3,888
See notes to consolidated financial statements.
On behalf of the Board:

John S. Chen	Barbara Stymiest
Director	Director

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Shareholders’ Equity

	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2018	$2,560	$(45)	$(10)	$2,505
Net income	—	93	—	93
Other comprehensive loss	—	—	(4)	(4)
Cumulative impact of adoption of ASC 606	—	(86)	—	(86)
Cumulative impact of adoption of ASU 2016-01		6	(6)
Stock-based compensation (note 8)	67	—	—	67
Value of pre-combination service related to Replacement Awards included in purchase consideration (note 8)	21	—	—	21
Shares issued:
Exercise of stock options (note 8)	1	—	—	1
Exchange shares related to Cylance acquisition	35	—	—	35
Employee share purchase plan (note 8)	4	—	—	4
Balance as at February 28, 2019	2,688	(32)	(20)	2,636
Net loss	—	(152)	—	(152)
Other comprehensive loss	—	—	(13)	(13)
Cumulative impact of adoption of ASC 842	—	(14)	—	(14)
Stock-based compensation (note 8)	63	—	—	63
Shares issued:
Exercise of stock options (note 8)	3	—	—	3
Employee share purchase plan (note 8)	6	—	—	6
Balance as at February 29, 2020	2,760	(198)	(33)	2,529
Net loss	—	(1,104)	—	(1,104)
Other comprehensive income	—	—	20	20
Cumulative impact of adoption of ASC 326	—	(4)	—	(4)
Stock-based compensation (note 8)	44	—	—	44
Shares issued:
Exercise of stock options (note 8)	12	—	—	12
Employee share purchase plan (note 8)	7	—	—	7
Balance as at February 28, 2021	$2,823	$(1,306)	$(13)	$1,504
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data)
Consolidated Statements of Operations

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Revenue (note 13)	$893	$1,040	$904
Cost of sales	250	277	206
Gross margin	643	763	698

Operating expenses
Research and development	215	259	219
Selling, marketing and administration	344	493	409
Amortization	182	194	136
Impairment of goodwill (note 3)	594	22	—
Impairment of long-lived assets (note 3)	43	10	—
Debentures fair value adjustment (note 7)	372	(66)	(117)
Settlements, net (note 11)	—	—	(9)
	1,750	912	638
Operating income (loss)	(1,107)	(149)	60
Investment income (loss), net	(6)	1	17
Income (loss) before income taxes	(1,113)	(148)	77
Provision for (recovery of) income taxes (note 6)	(9)	4	(16)
Net income (loss)	$(1,104)	$(152)	$93
Earnings (loss) per share (note 9)
Basic	$(1.97)	$(0.27)	$0.17
Diluted	$(1.97)	$(0.32)	$0.00
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Net income (loss)	$(1,104)	$(152)	$93
Other comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale investments (note 10)	—	(2)	1
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the year (note 10)	2	(1)	1
Foreign currency translation adjustment	5	(3)	(6)
Net change in fair value from instrument-specific credit risk on the Debentures during the year (note 7)	13	(7)	—
Other comprehensive income (loss)	20	(13)	(4)
Comprehensive income (loss)	$(1,084)	$(165)	$89
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Cash Flows

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Cash flows from operating activities
Net income (loss)	$(1,104)	$(152)	$93
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	198	212	149
Deferred income taxes	(3)	—	(25)
Stock-based compensation	44	63	67
Impairment of goodwill	594	22	—
Impairment of long-lived assets	43	10	—
Non-cash consideration received from contracts with customers	—	(8)	(46)
Debentures fair value adjustment (note 7)	372	(66)	(117)
Other long-term liabilities	(3)	2	(12)
Operating leases	(4)	(9)	—
Other	1	10	6
Net changes in working capital items
Accounts receivable, net of allowance	29	18	(9)
Other receivables	(11)	5	52
Income taxes receivable	(4)	3	17
Other assets	55	(35)	(1)
Accounts payable	(11)	(17)	(15)
Accrued liabilities	(20)	(15)	(21)
Income taxes payable	(15)	1	(2)
Deferred revenue	(79)	(18)	(36)
Net cash provided by operating activities	82	26	100
Cash flows from investing activities
Acquisition of long-term investments	(5)	(1)	(2)
Proceeds on sale or maturity of long-term investments	—	19	2
Acquisition of property, plant and equipment	(8)	(12)	(17)
Proceeds on sale of property, plant and equipment	—	—	1
Acquisition of intangible assets	(36)	(32)	(32)
Business acquisitions, net of cash acquired	—	1	(1,402)
Acquisition of restricted short-term investments	(24)	—	—
Acquisition of short-term investments	(1,039)	(1,180)	(2,895)
Proceeds on sale or maturity of short-term investments	1,047	1,017	3,970
Net cash used in investing activities	(65)	(188)	(375)
Cash flows from financing activities
Issuance of common shares	19	9	5
Payment of finance lease liability	(1)	(2)	—
Repurchase of 3.75% Debentures	(610)	—	—
Issuance of 1.75% Debentures	365	—	—
Net cash provided by (used in) financing activities	(227)	7	5
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	2	(1)	(3)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(208)	(156)	(273)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	426	582	855
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$218	$426	$582
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

1.    BLACKBERRY LIMITED AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
BlackBerry Limited (the “Company”) provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 500 million endpoints including more than 175 million cars on the road today. Based in Waterloo, Ontario, the Company leverages artificial intelligence and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption, and embedded systems. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange.
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
The Company operates as a single operating segment. For additional information concerning the Company’s segment reporting, see Note 13.
Risks and Uncertainties
In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) as a global pandemic and extraordinary actions have been taken by international, federal, state, provincial and local governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world. The COVID-19 pandemic and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers and economies leading to an economic downturn and increased market volatility.
In fiscal 2021, the economic downturn and uncertainty caused by the COVID-19 pandemic and the measures undertaken to contain its spread negatively affected the Company’s QNX automotive software business and caused volatility in demand for the Company’s products and services, adversely affected the ability of the Company’s sales and professional services teams to work with customers, impacted spending from new customers and increased sales cycle times. The uncertainty also resulted in the Company making significant judgments related to its estimates and assumptions concerning the impairment of goodwill, indefinite-lived intangible assets, certain operating lease right-of-use (“ROU”) assets and associated property, plant and equipment, and concerning the collectability of receivables.
As of the date of issuance of the financial statements, the Company is not aware of any additional events or circumstances which would require it to update its estimates, judgments, or revise the carrying value of its assets or liabilities, other than the COVID-19 pandemic as discussed above and below in Note 3. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
Although the Company experienced higher Software & Services revenue in the fourth quarter of fiscal 2021 compared to the first quarter of fiscal 2021, when the COVID-19 pandemic first materially negatively impacted the Company’s operations, and observed a partial recovery in global automotive production volumes by the end of the fiscal year, the COVID-19 pandemic and related global chip shortage have had and, in fiscal 2022, may continue to have a material adverse impact on the Company’s QNX automotive software business in particular and on the Company’s business, results of operations and financial condition on a consolidated basis. The Company continues to evaluate the current and potential impact of the pandemic on its business, results of operations and consolidated financial statements, including the potential impairment of goodwill and indefinite-lived intangible assets. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect its liquidity position.
The ultimate impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on, among other things, the pandemic’s duration and severity, the governmental restrictions that may be sustained or imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the pandemic (including the availability and distribution of vaccines), the impact of the global chip shortage and global economic conditions. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Accounting Policies and Critical Accounting Estimates
Use of estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to revenue-related estimates including variable consideration, standalone selling price (“SSP”), estimated customer life, if control of licenses to intellectual property has transferred, the value of non-cash consideration, right of return and customer incentive commitments, fair value of reporting units in relation to actual or potential goodwill impairment, fair value of the Debentures (as defined in Note 7), fair value of share-based liability award, fair value of long-lived assets in relation to actual or potential impairment, the Company’s long-lived asset groupings, useful lives of property, plant and equipment and intangible assets, provision for income taxes, realization of deferred income tax assets and the related components of the valuation allowance, allowance for credit losses, incremental borrowing rate in determining the present value of lease liabilities and the determination of reserves for various litigation claims. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, February 28, 2021. Subsequent to this date, it is reasonably possible that the COVID-19 pandemic and its impact on the health of the global economy could cause changes to estimates as a result of the financial circumstances of the markets in which the Company operates and the price of the Company’s publicly traded equity in comparison to the Company’s carrying value.
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
Foreign currency denominated assets and liabilities of the Company’s non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars at the exchange rates in effect as at the consolidated balance sheet dates. Revenue and expenses are translated using daily exchange rates. Exchange gains or losses arising from translation of foreign currency denominated assets and liabilities are included as a currency translation adjustment within accumulated other comprehensive loss (“AOCL”).
Cash and cash equivalents
Cash and cash equivalents consist of balances with banks and liquid investments with maturities of three months or less at the date of acquisition.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Accounts receivable, net of allowance
Accounting Standards Codification 326, Financial Instruments - Credit Losses (“ASC 326”)
On March 1, 2020, the Company adopted ASC 326 using the modified retrospective method. See Note 2. The accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for credit losses. The Company expects the majority of its accounts receivable balances to continue to come from large customers as it sells the majority of its software products and services through resellers and other distribution partners, rather than directly. The Company establishes current expected credit losses (“CECL”) for pools of assets with similar risk characteristics by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company records a specific credit loss provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers change, the Company’s estimates of the recoverability of accounts receivable balances could be further adjusted
For periods prior to the adoption of ASC 326, the accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects estimates of probable losses in the accounts receivable balance. The Company expected the majority of its accounts receivable balances to continue to come from large customers as it has sold and continues to sell, the majority of its software products and services through resellers and other distribution partners, rather than directly. The Company evaluated the collectability of its accounts receivable balance based upon a combination of factors on a periodic basis such as specific credit risk of its customers, historical trends and economic circumstances. The Company, in the normal course of business, monitored the financial condition of its customers and reviewed the credit history of each new customer. When the Company became aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company recorded a specific bad debt provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers changed, the Company’s estimates of the recoverability of accounts receivable balances may have been further adjusted.
Investments
The Company’s cash equivalents and investments, other than publicly issued equity securities and private equity investments without readily determinable fair value, consist of money market and other debt securities, which are classified as available-for-sale for accounting purposes and are carried at fair value. Unrealized gains and losses, net of related income taxes, are recorded in AOCL until such investments mature or are sold. The Company uses the specific identification method of determining the cost basis in computing realized gains or losses on available-for-sale investments, which are recorded in investment income. The Company does not exercise significant influence with respect to any of these investments. Publicly issued equity securities are recorded at fair value and revalued at each reporting period with changes in fair value recorded through investment income. The Company elects to record private equity investments without readily determinable fair value at cost minus impairment, and adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company reassesses each reporting period that its private equity investments without readily determinable fair value continue to qualify for this treatment.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Allowance for Credit Losses on Available-for-sale Debt Securities
On March 1, 2020, the Company adopted ASC 326 on a modified retrospective basis. See Note 2. Under ASC 326, at each reporting period, the Company evaluates its available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying issuer, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
Prior to the adoption of ASC 326, the Company assessed individual investments that were in an unrealized loss position to determine whether the unrealized loss was other-than-temporary. The Company made this assessment by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value had been less than cost, the financial condition, the near-term prospects of the individual investment and the Company’s intent and ability to hold the investment. In the event that a decline in the fair value of an investment occurred and that decline in value was considered to be other-than-temporary, an impairment charge was recorded in investment income equal to the difference between the cost basis and the fair value of the individual investment as at the consolidated balance sheet date of the reporting period for which the assessment was made. The fair value of the investment then became the new cost basis of the investment.
If a debt security’s market value was below its amortized cost and either the Company intended to sell the security or it was more likely than not that the Company would be required to sell the security before its anticipated recovery, the Company recorded an other-than-temporary impairment charge to investment income for the entire amount of the impairment. For other-than-temporary impairments on debt securities that the Company did not intend to sell and it was not more likely than not that the entity would be required to sell the security before its anticipated recovery, the Company separated the other-than-temporary impairment into the amount representing the credit loss and the amount related to all other factors. The Company recorded the other-than-temporary impairment related to the credit loss as a charge to investment income, and the remaining other-than-temporary impairment was recorded as a component of AOCL.
Derivative financial instruments
The Company uses derivative financial instruments, including forward contracts and options, to hedge certain foreign currency exposures. The Company does not use derivative financial instruments for speculative purposes.
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
For derivative instruments designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCL, net of tax, and subsequently reclassified into income in the same period or periods in which the hedged item affects income. In order for the Company to receive hedge accounting treatment, the cash flow hedge must be highly effective in offsetting changes in the fair value of the hedged item and the relationship between the hedging instrument and the associated hedged item must be formally documented at the inception of the hedge relationship. Hedge effectiveness is formally assessed, both at hedge inception and on an ongoing basis, to determine whether the derivatives used in hedging transactions are highly effective in offsetting changes in the value of the hedged items and whether they are expected to continue to be highly effective in future periods.
The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency asset, liability or forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedge effectiveness. If an

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

anticipated transaction is deemed no longer likely to occur, the corresponding derivative instrument is de-designated as a hedge and any associated unrealized gains and losses in AOCL are recognized in income at that time. Any future changes in the fair value of the instrument are recognized in current income.
For any derivative instruments that do not meet the requirements for hedge accounting, or for any derivative instruments for which hedge accounting is not elected, the changes in fair value of the instruments are recognized in income in the current period and will generally offset the impact to income as a result of changes in the U.S. dollar value of the associated asset, liability or forecasted transaction.
Property, plant and equipment, net
Property, plant and equipment are stated at cost, less accumulated amortization. Amortization is provided using the following rates and methods:

Buildings, leasehold improvements and other	Straight-line over terms between 5 and 15 years
BlackBerry operations and other information technology	Straight-line over terms between 3 and 5 years
Manufacturing, repair and research and development equipment	Straight-line over terms between 1 and 5 years
Furniture and fixtures	Declining balance at 20% per annum
For amortization on ROU assets, see the Company’s accounting policy on leases below and Note 12 for the remaining lease terms of leases.
Leases
On March 1, 2019, the Company adopted the new standard on leases, Accounting Standards Codification 842 (“ASC 842”). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit discount rate, the Company primarily uses its incremental borrowing rate, based on the information available at the commencement date of the lease, in determining the present value of future payments. The Company’s incremental borrowing rate requires significant judgment and is determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. The operating lease ROU asset includes any lease payments made, lease incentives and initial direct costs incurred. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. In some cases, the Company has index-based variable lease payments for which an estimated rate is applied to the initial lease payment to determine future lease payment amounts.
The Company has building, car and data center lease agreements with lease and non-lease components that are accounted for separately. For lease terms of 12 months or less on the commencement date, the Company does not apply the ASC 842 recognition requirements and recognizes the lease payments as lease cost on a straight-line basis over the lease term.
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
On March 1, 2020 the Company adopted ASU 2017-04 on the topic of Intangibles— Goodwill and Other (ASC 350). ASU 2017-04 simplifies the subsequent measurement of goodwill, enabling the Company to carry out its goodwill

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

impairment test in one step, instead of two steps. In the test, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach using a discounted future cash flow model, the market-based approach, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results. Events and circumstances resulted in an additional goodwill impairment test being conducted as at May 31, 2020, in addition to the Company’s annual impairment test; see Note 3.
Prior to the adoption of ASU 2017-04, the Company’s annual impairment test was carried out in two steps. In the first step, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach, discounted future cash flows, the market-based approach, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of revenue growth for our reporting units, estimation of the useful life over which cash flows will occur, terminal growth rate, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeded its fair value, goodwill of the reporting unit was considered to be impaired and the second step was necessary. Different judgments could have yielded different results. In fiscal 2020, the Company disaggregated one reporting unit and goodwill was assigned to the disaggregated reporting units based upon the relative fair value allocation approach.
In the second step, the implied fair value of the reporting unit’s goodwill was compared with its carrying value to measure the amount of the impairment loss, if any. The second step involved significant judgment in the selection of assumptions necessary to arrive at an implied fair value of goodwill. Different judgments could have yielded different results.
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
Intangible assets
Intangible assets with definite lives are stated at cost, less accumulated amortization. Amortization is provided on a straight-line basis over the following terms:

Acquired technology	Between 3 and 10 years
Intellectual property	Between 1 and 29 years
Other acquired intangibles	Between 2 and 10 years
Acquired technology consists of intangible assets acquired through business acquisitions. Intellectual property consists of patents (including purchased and internally generated patents and maintenance fees). Other acquired intangibles include items such as customer relationships and brand. The useful lives of intangible assets are evaluated at least annually to determine if events or circumstances warrant a revision to their remaining period of amortization. Legal, regulatory and contractual factors, the effects of obsolescence, demand, competition and other economic factors are potential indicators that the useful life of an intangible asset may be revised.
Impairment of long-lived assets
The Company reviews long-lived assets (“LLA”) such as property, plant and equipment, intangible assets with finite useful lives and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment.
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
When indicators of impairment exist, LLA impairment is tested using a two-step process. The Company performs a cash flow recoverability test as the first step, which involves comparing the asset group’s estimated undiscounted future cash flows to the carrying value of its net assets. If the net cash flows of the asset group exceed the carrying value of its net assets, LLA are not considered to be impaired. If the carrying value exceeds the net cash flows, there is an indication of potential impairment and the second step of the LLA impairment test is performed to measure the impairment amount. The second step involves determining the fair value of the asset group. Fair values are determined using valuation techniques that are in accordance with U.S. GAAP, including the market approach, income approach and cost approach. If the carrying value of the asset group’s net assets exceeds the fair value of the Company, then the excess represents the maximum amount of potential impairment that will be allocated to the asset group, with the limitation that the carrying value of each separable asset cannot be reduced to a value lower than its individual fair value. The total impairment amount allocated is recognized as a non-cash impairment loss.
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
Convertible debentures
The Company elected to measure its outstanding convertible debentures (collectively, the “Debentures”, as defined in Note 7) at fair value in accordance with the fair value option. Each period, the fair value of the Debentures is recalculated and resulting gains and losses from the change in fair value of the Debentures associated with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in AOCL.
3.75% Debentures
The fair value of the 3.75% Debentures (as defined in Note 7) was determined using the significant inputs of principal value, interest rate spreads and curves, embedded call option prices, observable trades of the Debentures, the market price and volatility of the Company’s listed common shares and the Company’s implicit credit spread.
1.75% Debentures
The fair value of the 1.75% Debentures (as defined in Note 7) has been determined using the significant inputs of principal value, interest rate spreads and curves, any observable trades of the Debentures that occurred during the period, the market price and volatility of the Company’s listed common shares, and the significant level 3 inputs related to credit spread and the implied discount of the 1.75% Debentures at issuance.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Revenue recognition
The Company recognizes revenue when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products and services. Revenue is recognized through the application of the following steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when (or as) the Company satisfies a performance obligation.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

BlackBerry Spark
The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry Spark® Unified Endpoint Security Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suites, offering the Company’s broadest range of tailored cybersecurity and endpoint management options.
The BlackBerry Spark UES Suite includes revenue from the Company’s Cylance® artificial intelligence and machine learning-based platform consisting of BlackBerry® Protect, BlackBerry® Optics, BlackBerry® Persona, BlackBerry® Guard managed services and other cybersecurity applications. The Company generates software license revenue from term subscription products, which includes technical support, and any updates and upgrades. The Company also offers the BlackBerry Cyber Suite, which is a UEM-agnostic version of the BlackBerry UES Suite which will be able to integrate with UEM software from other vendors.
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
BlackBerry IoT Solutions
BlackBerry IoT Solutions includes revenue from BlackBerry Technology Solutions, which consists of BlackBerry® QNX®, BlackBerry Certicom®, BlackBerry Radar® and other IoT applications, and from Secure Communications which consists of BlackBerry® AtHoc® and SecuSUITE.
BlackBerry® QNX® software license revenue from both term subscription and perpetual contracts is recognized at a point in time when the software is made available to the customer for use, as the software has standalone functionality and the license is distinct in the context of the contract. The licenses for certain software embedded into hardware such as automotive infotainment systems and advanced driver-assistance systems are sold as a sales-based royalty where intellectual property is the predominant item to which the royalty relates, and are recognized based on actual volumes and underlying sales by the customer of the hardware with the embedded software except in cases where the customer makes a non-refundable prepayment related to its future royalties, in which case consideration is fixed and recognized immediately
BlackBerry® AtHoc® generates revenue from networked crisis communication software from term subscription products, which includes technical support, and associated professional services. The Company recognizes the license revenue over the term of the contract beginning on the commencement date of each contract, the date that services are made available to customers.
SecuSUITE revenue is generated from software license products associated with secure messaging and the associated hardware. Similar to the BlackBerry Spark products, if the licensed software requires access to the Company’s proprietary secure network infrastructure, revenue from the contract is recognized over time, ratably over the expected term or over the customer life, if licensed on a perpetual basis. If access to the Company’s proprietary network infrastructure is not required, revenue associated with the license is recognized at a point in time upon delivery of the software. Revenue from

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

the hardware is recognized once title and the significant risks and rewards of ownership of the products are transferred to the customer, which occurs after the product has shipped.
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
Licensing and Other
Licensing and Other includes revenue from the Company’s intellectual property licensing arrangements, BBM Consumer licensing arrangement, settlement awards and mobility licensing software arrangements, which include revenue from licensed hardware sales. Other revenue consists of revenue associated with the Company’s legacy service access fees (“SAF”) business.
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
The Company examines intellectual property agreements on a case-by-case basis to determine whether the intellectual property contain distinct performance obligations with standalone functionality and whether the Company is the principal or agent in the transaction. Significant judgment is applied in assessing contractual terms which could impact the timing and amount of revenue recognition. Revenue from patent licensing agreements is often recognized for the transaction price either when the license has been transferred to the customer or based upon subsequent sales by the customer in the case of sales-based royalty licenses where the license of intellectual property is the predominant item to which the royalty relates. The transaction price may include non-monetary consideration in the form of patents transferred to the Company, which is recorded at fair value as determined by a combination of market and income-based valuation approaches. As part of these agreements the Company may also recognize revenue relating to the sale and assignment of patents.
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
Other includes revenue associated with the Company’s legacy SAF business, relating to subscribers utilizing the Company’s legacy BlackBerry 7 and prior operating systems, as well as legacy handheld revenue associated with the release of previously accrued amounts when the Company determines it has no further performance obligations. SAF revenue is recognized over time as the monthly service is provided. In instances where the Company invoices the SAF customer prior to performing the service, the pre-billing is recorded as deferred revenue.
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
Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s capitalized commissions are recorded as other current assets and other long-term assets and are recognized immediately or amortized proportionally, based on the satisfaction of the related performance obligations, and are included in selling, marketing and administration expenses. The Company has applied the practical expedient to expense sales commission as incurred if the amortization period would have been for one year or less. The practical expedient was applied to sales commissions allocated to professional services, as these contracts are generally for one year or less. See Note 13 for further information on the Company’s contract balances.
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
Significant judgment is also required in evaluating the Company’s uncertain income tax positions and provisions for income taxes. Liabilities for uncertain income tax positions are recognized based on a two-step approach. The first step is to evaluate whether an income tax position has met the recognition threshold by determining if the weight of available evidence indicates that it is more likely than not to be sustained upon examination. The second step is to measure the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

income tax position that has met the recognition threshold as the largest amount that is more than 50% likely of being realized upon settlement. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provisions, income taxes payable and deferred income taxes in the period in which the facts that give rise to a revision become known. The Company recognizes interest and penalties related to uncertain income tax positions as interest expense, which is then netted and reported within investment income.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company’s reportable items of comprehensive income (loss) are the cumulative translation adjustment resulting from non-U.S. dollar functional currency subsidiaries as described under the foreign currency translation policy above, cash flow hedges as described above in derivative financial instruments, changes in the fair value of available-for-sale investments as described in Note 3, changes in fair value from instrument-specific credit risk on the Debentures as described in Note 7 and Note 10, and actuarial gains or losses associated with certain other post-employment benefit obligations. Realized gains or losses on available-for-sale investments are reclassified into investment income using the specific identification basis.
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
The Equity Incentive Plan (the “Equity Plan”) was adopted during fiscal 2014. The Equity Plan provides for grants of incentive stock options and restricted share units (“RSUs”) to officers and employees of the Company or its subsidiaries. RSUs may be either time-based (“TBRSUs”) or time- and performance-based (“PBRSUs”). The number of common shares authorized for awards under the Equity Plan is 45,875,000 common shares. Any shares that are subject to options granted under the Equity Plan are counted against this limit as 0.625 shares for every one option granted, any shares that are subject to TBRSUs granted under the Equity Plan are counted against this limit as one share for every TBRSU, and any shares that are subject to PBRSUs granted under the Equity Plan are counted against this limit at the maximum performance attainment (which is generally 1.5 shares for every PBRSU). Awards previously granted under the Equity Plan that expire or are forfeited, or settled in cash, are added to the shares available under the Equity Plan. Options forfeited will be counted as 0.625 shares to the shares available under the Equity Plan. Shares issued as awards other than options that expire or are forfeited (i.e, RSUs), settled in cash or sold to cover withholding tax requirements are counted as one share added to the shares available under the Equity Plan. There are approximately 18 million shares in the equity pool available for future grants under the Equity Plan as at February 28, 2021.
In connection with the Cylance (as defined in Note 5) acquisition in fiscal 2019, the Company adopted the BlackBerry-Cylance Stock Plan (the “Cylance Stock Plan”). The Cylance Stock Plan provides for the grant of Replacement Awards (as defined in Note 8(b)) in connection with unvested Cylance employee equity awards. The number of common shares authorized for awards under the Cylance Stock Plan is 9,144,176 common shares, which is equal to the amount of Replacement Awards granted. As at February 28, 2019, there were no shares remaining in the Cylance Stock Plan for

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

future grants. In addition, no shares may be reissued under the Cylance Stock Plan in respect of shares that expire, are forfeited, or are settled in cash.
The Company measures stock-based compensation expense for options at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option pricing model for stock options, and the expense is recognized ratably over the vesting period. Options granted under the Cylance Stock Plan generally vest over a four-year period with 25% vesting on the first anniversary date, and the remainder vesting in equal monthly installments. The BSM model requires various judgmental assumptions including volatility and expected option life. In addition, judgment is also applied in estimating the number of stock-based awards that are expected to be forfeited, and if actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations would be impacted.
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
Advertising costs
The Company expenses all advertising costs as incurred. These costs are included in selling, marketing and administration expenses.
Government Subsidies
The Company recognizes government subsidies as a reduction to operating expenses in the consolidated statement of operations when there is reasonable assurance the Company will receive the amount and has complied with the conditions, if any, attached to the government subsidies.
2.    ADOPTION OF ACCOUNTING POLICIES
Accounting Standards Adopted During Fiscal 2021
ASC 350, Goodwill and Other
In January 2017, the Financial Accounting Standards Board (“FASB”) released ASU 2017-04 on the topic of Intangibles— Goodwill and Other (ASC 350). ASU 2017-04 simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Previously, under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) after performing a required procedure to determine the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments of ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. The Company will recognize an impairment charge for any amount by which the carrying value exceeds the reporting unit’s fair value. The amendments in

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

this update were effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this standard on March 1, 2020.
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
Accounting Pronouncements Issued But Not Yet Adopted
In August 2020, the FASB issued a new accounting standard on the topic of debt with conversion and other options, ASU 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its results of operations, financial position and disclosures.
In December 2019, the FASB released ASU 2019-12 on the topic of simplifying the accounting for income taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. The amendments in this update removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The update also simplifies U.S. GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal 2022 and the only aspect of ASU 2019-12 that could have a material impact on the Company’s consolidated financial statements is the removal of the exception related to intraperiod tax allocation. Upon adoption of the new standard, the Company would determine the tax attributable to continuing operations without regard to the tax effect of other items included in other comprehensive income.
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
The Company no longer has Level 3 assets as of February 29, 2020. The Company’s Level 3 assets previously consisted of auction rate securities. The Company realized $3 million in gains on auction rate securities for the year ended February 29, 2020 (February 28, 2019 - nil). The Company recognizes transfers in and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurred. There were no significant transfers in or out of Level 3 assets during the years ended February 28, 2021 or February 29, 2020.
For a description of how the fair values of the Debentures (as defined in Note 7) were determined, see the “Convertible debentures” accounting policies in Note 1. The 3.75% Debentures (as defined in Note 7) were classified as Level 2 and the 1.75% Debentures (as defined in Note 7) are classified as Level 3. For a description of how the fair value of the CEO Contingent Cash Award (as defined in Note 8) was determined, see the “2019 Executive Chair Incentive Grant” section of Note 8(b).
Non-Recurring Fair Value Measurements
Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease ROU assets, intangible assets and goodwill.
Goodwill Impairment
During the year ended February 28, 2021, as a result of the deterioration in economic conditions caused by the global COVID-19 pandemic and its impact on the Company’s reporting units, and the decline of the trading value of the Company’s capital stock below the Company’s consolidated carrying value, the Company determined that it was more likely than not that the fair value of at least one of its reporting units was lower than its carrying value after including goodwill. As a result, the Company completed an analysis of the fair value of its reporting units to compare against their respective carrying values as of May 31, 2020.
In its analysis, the Company utilized multiple valuation techniques, including the income approach using a discounted future cash flow model, the market-based approach, and the asset value approach which is based on the sum of the values of each of the assets and liabilities within the entity. In addition to market data, the valuation techniques utilized Level 3 inputs such as the Company’s internal forecasts of its future results, cash flows and its weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested and based upon the Company’s estimated credit rating. The analysis involves significant judgment in the selection of assumptions necessary to arrive at

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

the reporting units’ fair values, especially in light of the ongoing COVID-19 pandemic and its short-term and potential long-term impacts to the Company’s business. The total of the fair values of the Company’s reporting units was reconciled to the Company’s market capitalization based on the quoted market price of the Company’s stock in an active market, adjusted by an appropriate control premium. Where the carrying value of a reporting unit exceeded its fair value, goodwill of the reporting unit was considered to be impaired.
Based on the results of the goodwill impairment test, it was concluded that the carrying value of one reporting unit exceeded its fair value, necessitating an impairment charge for the amount of excess and reducing the carrying value of Goodwill. Consequently, the Company recorded total non-cash goodwill impairment charges of $594 million in the first quarter of fiscal 2021, relating to its BlackBerry Spark reporting unit (the “Goodwill Impairment Charge”). The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values at May 31, 2020. No additional goodwill impairment was identified during the Company’s annual impairment test and the Company’s reporting units all substantially exceeded their carrying values as of the annual test date of December 31, 2020.
During the year ended February 29, 2020, the Company recorded a goodwill impairment charge of $22 million relating to its BBM Consumer reporting unit.
During the year ended February 28, 2019, there was no goodwill impairment charge.
Impairment of Long-Lived Assets
During the year ended February 28, 2021, the Company decided to exit and seek subleases for certain leased facilities and made a change in the estimate of future sublease activity of a previously exited facility. In addition, during the fourth quarter of fiscal 2021, the Company made a strategic decision to move towards a significant work from home model and will vacate or consolidate numerous facilities globally. The Company will also actively market certain facilities for sublease as part of its strategic decision. During the year ended February 28, 2021, the Company recorded a non-cash, pre-tax and after-tax impairment charge of $46 million consisting of $37 million related to operating lease ROU assets for those facilities and $9 million related to property, plant and equipment associated with those facilities. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate. The Company also recorded a decrease to its lease liabilities of $3 million associated with certain leased facilities with an early termination option, which has been included as a partial offset in impairment of long-lived assets on the Company’s consolidated statements of operations. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.
During the year ended February 29, 2020, the Company recorded a non-cash, pre-tax and after-tax impairment charge of $10 million consisting of $8 million related to operating lease ROU assets for certain facilities that have been exited (see Note 12) and $2 million related to property, plant and equipment associated with those facilities.
During the year ended February 28, 2019, there were no LLA impairment charges.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at February 28, 2021 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash Equivalents	Restricted Short-term Investments
Bank balances	$165	$—	$—	$165	$165	$—	$—	$—	$—
Other investments	37	—	—	37	—	—	37	—	—
	202	—	—	202	165	—	37	—	—
Level 1:
Equity securities	10	—	(7)	3	—	3	—	—	—

Level 2:
Term deposits, certificates of deposits, and GIC's	138	—	—	138	7	103	—	4	24
Bearer deposit notes	40	—	—	40	—	40	—	—	—
Commercial paper	162	—	—	162	15	147	—	—	—
Non-U.S. promissory notes	55	—	—	55	26	29	—	—	—
Non-U.S. government sponsored enterprise notes	154	—	—	154	1	153	—	—	—
Non-U.S. treasury bills/notes	25	—	—	25	—	25	—	—	—
Corporate notes/bonds	25	—	—	25	—	25	—	—	—
	599	—	—	599	49	522	—	4	24
	$811	$—	$(7)	$804	$214	$525	$37	$4	$24

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The components of cash, cash equivalents and investments by fair value level as at February 29, 2020 were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash Equivalents
Bank balances	$100	$—	$—	$100	$100	$—	$—	$—
Other investments	32	—	—	32	—	—	32	—
	132	—	—	132	100	—	32	—
Level 1:
Equity securities	10	—	(8)	2	—	2	—	—

Level 2:
Term deposits, certificates of deposits, and GICs	118	—	—	118	44	25	—	49
Bankers’ acceptances/bearer deposit notes	84	—	—	84	30	54	—	—
Commercial paper	276	—	—	276	108	168	—	—
Non-U.S. promissory notes	133	—	—	133	25	108	—	—
Non-U.S. government sponsored enterprise notes	144	—	—	144	—	144	—	—
Non-U.S. treasury bills/notes	56	—	—	56	25	31	—	—
U.S. treasury bills/notes	45	—	—	45	45	—	—	—
	856	—	—	856	277	530	—	49
	$998	$—	$(8)	$990	$377	$532	$32	$49
As at February 28, 2021, the Company had private equity investments without readily determinable fair value of $37 million (February 29, 2020 - $32 million).
During the year ended February 28, 2021, there was no impairment recognized relating to private equity investments without readily determinable fair value (February 29, 2020 - $3 million and February 28, 2019 - nil).
There were no realized gains or losses on available-for-sale securities for the year ended February 28, 2021 (February 29, 2020 and February 28, 2019 - nil).
The Company has restricted cash and cash equivalents and restricted short-term investments, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit. These letters of credit support certain leasing arrangements entered into in the ordinary course of business. The letters of credit are for terms ranging from one month to five years. The Company is legally restricted from accessing these funds during the term of the leases for which the letters of credit have been issued; however, the Company can continue to invest the funds and receive investment income thereon.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at February 28, 2021, February 29, 2020 and February 28, 2019 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	February 28, 2021	February 29, 2020	February 28, 2019
Cash and cash equivalents	$214	$377	$548
Restricted cash and cash equivalents	4	49	34
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$218	$426	$582
The contractual maturities of available-for-sale investments as at February 28, 2021 and February 29, 2020 were as follows:

	As at
	February 28, 2021		February 29, 2020
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$599	$599	$856	$856
No fixed maturity	10	3	10	2
	$609	$602	$866	$858
As at February 28, 2021, the Company had investments with continuous unrealized losses totaling $7 million, consisting of unrealized losses on equity securities (February 29, 2020 - continuous unrealized losses totaling $8 million).
4. CONSOLIDATED BALANCE SHEET DETAILS
    Accounts Receivable, Net
The allowance for credit losses as at February 28, 2021 was $10 million (February 29, 2020 - $9 million).
The Company recognizes current estimated credit losses for accounts receivable, net of allowance. The CECL for accounts receivable, net are estimated based on days past due and region for each customer in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics that operate under similar economic environments. The Company determined the CECL by estimating historical credit loss experience based on the past due status and region of the customers, adjusted as appropriate to reflect current conditions and estimates of future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of the COVID-19 pandemic and the resulting market volatility are highly uncertain and, as such, the impact on expected credit losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company also has long-term accounts receivable included in Other Long-term Assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure of default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

For the Year Ended
February 28, 2021
Beginning balance as of February 29, 2020	$9
Impact of adopting ASC 326	4
Current period recovery for expected credit losses	(3)
Ending balance of the allowance for credit loss as at February 28, 2021	$10
The allowance for credit losses as at February 28, 2021 consists of $3 million relating to CECL estimated based on days past due and geographic region and $7 million relating to specific customers that were evaluated separately.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

There was one customer that comprised more than 10% of accounts receivable as at February 28, 2021 (February 29, 2020 - two customers comprised more than 10%).
Other Current Assets
As at February 28, 2021 and February 29, 2020, other current assets include items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in all years presented.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	February 28, 2021	February 29, 2020
Cost
Buildings, leasehold improvements and other	$67	$72
BlackBerry operations and other information technology	110	84
Manufacturing, repair and research and development equipment	72	73
Furniture and fixtures	10	11
	259	240
Accumulated amortization	211	170
Net book value	$48	$70
For the year ended February 28, 2021, amortization expense related to property, plant and equipment amounted to $21 million (February 29, 2020 - $24 million; February 28, 2019 - $20 million).
Intangible Assets, Net
Intangible assets comprised the following:

	As at February 28, 2021
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$712	$311
Intellectual property	498	299	199
Other acquired intangibles	494	233	261
	$2,015	$1,244	$771

	As at February 29, 2020
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,019	$636	$383
Intellectual property	489	275	214
Other acquired intangibles	494	176	318
	$2,002	$1,087	$915

For the year ended February 28, 2021, amortization expense related to intangible assets amounted to $177 million (February 29, 2020 - $188 million; February 28, 2019 - $129 million).
Total additions to intangible assets in fiscal 2021 amounted to $36 million (fiscal 2020 - $32 million). During fiscal 2021, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Based on the carrying value of the identified intangible assets as at February 28, 2021, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each of the succeeding years is expected to be as follows: fiscal 2022 - $153 million; fiscal 2023 - $117 million; fiscal 2024 - $109 million; fiscal 2025 - $101 million; and fiscal 2026 - $95 million.
The weighted average remaining useful lives of the intangible assets are as follows:

As at
	February 28, 2021	February 29, 2020
Acquired technology	4.7 years	5.4 years
Intellectual property	6.4 years	6.6 years
Other acquired intangibles	5.0 years	6.0 years
Goodwill
Changes to the carrying amount of goodwill during the fiscal years ended February 28, 2021, February 29, 2020 and February 28, 2019 were as follows:

Carrying Amount
Carrying amount as at February 28, 2018	$569
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(5)
Goodwill acquired through business combination completed during the year	899
Carrying amount as at February 28, 2019	1,463
Measurement period adjustment (note 5)	(2)
Goodwill impairment charge	(22)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(2)
Carrying amount as at February 29, 2020	1,437
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6
Goodwill impairment charge (note 3)	(594)
Carrying amount as at February 28, 2021	$849
Other Long-term Assets
As at February 28, 2021 and February 29, 2020, other long-term assets include long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.
Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	February 28, 2021	February 29, 2020
Variable incentive accrual	$16	$33
Operating lease liabilities, current (note 12)	33	31
Other	129	138
	$178	$202
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
5.    BUSINESS ACQUISITIONS
There were no business acquisitions during fiscal 2021 and fiscal 2020.
On February 21, 2019, the Company acquired all of the issued and outstanding shares of Cylance Inc. (“Cylance”), an artificial intelligence and cybersecurity leader, for approximately $1.4 billion in cash and common shares, plus the assumption of unvested employee incentive awards. The acquisition of Cylance was a strategic addition to the Company’s end-to-end secure communications portfolio. The accounting for the acquisition of Cylance was completed in the second quarter of fiscal 2020, as the calculation of working capital of Cylance was finalized. In lieu of cash, a proportion of consideration owed to certain Cylance shareholders will be paid in BlackBerry shares issued from treasury in equal instalments on the first three anniversary dates of the acquisition (the “Exchange Shares”). There are no service or other requirements associated with the issuance of these shares. One installment of the Exchange Shares was issued in each of fiscal 2021 and fiscal 2020.
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
6.    INCOME TAXES
The difference between the amount of the provision for (recovery of) income taxes and the amount computed by multiplying income (loss) before income taxes by the statutory Canadian tax rate is reconciled as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Statutory Canadian tax rate	26.5%	26.5%	26.5%
Expected provision for (recovery of) income taxes	$(295)	$(39)	$20
Differences in income taxes resulting from:
Valuation allowance	205	41	(55)
Investment tax credits	(41)	(10)	(10)
Change in unrecognized income tax benefits	(48)	(12)	9
Foreign tax rate differences	3	3	(1)
Non-deductible permanent differences	13	15	19
Goodwill impairment	158	6	—
Other differences	(4)	1	2
Withholding tax on unremitted earnings	—	(1)	—
	$(9)	$4	$(16)

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Income (loss) before income taxes:
Canadian	$(383)	$15	$63
Foreign	(730)	(163)	14
	$(1,113)	$(148)	$77

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The provision for (recovery of) income taxes consists of the following:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Current
Canadian	$(2)	$2	$2
Foreign	(7)	3	7
Deferred
Foreign	—	(1)	(25)
	$(9)	$4	$(16)
Deferred income tax assets and liabilities consist of the following temporary differences:

	As at
	February 28, 2021	February 29, 2020
Assets
Property, plant, equipment and intangibles assets	$240	$174
Non-deductible reserves	59	65
Minimum taxes	206	267
Convertible Debentures (note 7)	94	1
Research and development	390	327
Tax loss carryforwards	414	419
Other	82	117
Deferred income tax assets	1,485	1,370

Valuation allowance	1,360	1,223
Deferred income tax assets net of valuation allowance	125	147

Liabilities
Property, plant, equipment and intangibles assets	(125)	(147)
Deferred income tax liabilities	(125)	(147)
Net deferred income tax asset (liability)	$—	$—
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
In evaluating the need for a valuation allowance, the Company noted that there had been three years of cumulative losses including fiscal 2021. In fiscal 2021, the Company saw an increase in the deferred tax valuation allowance of $205 million (February 29, 2020 - increase of $41 million). As a result, the deferred tax valuation allowance had an ending balance of $1,360 million (February 29, 2020 - $1,223 million). This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The Company’s total unrecognized income tax benefits as at February 28, 2021 and February 29, 2020 were $24 million and $72 million, respectively. A reconciliation of the beginning and ending amount of unrecognized income tax benefits that, if recognized, would affect the Company’s effective income tax rate is as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Unrecognized income tax benefits, opening balance	$72	$84	$73
Increase for income tax positions of prior years	—	2	10
Increase for income tax positions of current year	2	1	5
Settlement of tax positions	(50)	(15)	(4)
Unrecognized income tax benefits, ending balance	$24	$72	$84
As at February 28, 2021, $22 million of the unrecognized tax benefits have been netted against deferred income taxes and $2 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.
A summary of open tax years by major jurisdiction is presented below:

Jurisdiction
Canada (1)	Fiscal 2016 - 2021
United States (2)	Fiscal 2018 - 2021
United Kingdom	Fiscal 2019 - 2021
______________________________
(1)    Includes federal as well as provincial jurisdictions, as applicable.
(2)     Pertains to federal tax years. Certain state jurisdictions remain open from fiscal 2017 through fiscal 2021.
The Company is subject to ongoing examination by tax authorities in the jurisdictions in which it operates. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income taxes, as well as the provisions for indirect and other taxes and related penalties and interest. The Company believes it is reasonably possible that approximately nil of its gross unrecognized income tax benefits will be realized in the next twelve months. While the final resolution of these audits is uncertain, the Company believes the ultimate resolution of these audits will not have a material adverse effect on its consolidated financial position, liquidity or results of operations.
The Company recognizes interest and penalties related to unrecognized income tax benefits as interest expense that is netted and reported within investment income, net. The amount of interest accrued as at February 28, 2021 was approximately $3 million (February 29, 2020 - approximately $4 million). The amount of penalties accrued as at February 28, 2021 was nil (February 29, 2020 - nil).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

As at February 28, 2021, the Company has the following net operating loss carryforwards and tax credits, which are scheduled to expire in the following years:

Year of Expiry	Net Operating Losses	Capital Losses	Research and Development Tax Credits (1)	Minimum Taxes
2029	$10	$—	$—	$1
2030	—	—	—	108
2031	1	—	23	71
2032	28	—	1	22
2033	88	—	146	—
2034	96	—	120	—
2035	92	—	52	4
2036	275	—	39	—
2037	475	—	23	—
2038	225	—	17	—
2039	13	—	16	—
2040	—	—	14	—
2041	—	—	3	—
Indefinite	236	19	19	—
	$1,539	$19	$473	$206
______________________________
(1)    Includes federal, provincial and state balances.
7.    DEBENTURES
    1.75% Convertible Debentures
On September 1, 2020, Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited ("Fairfax") and another institutional investor invested in the Company through a $365 million private placement of new debentures (the “1.75% Debentures”), which partially replaced $605 million of debentures issued in a private placement on September 7, 2016 (the “3.75% Debentures”) as described below (collectively, the “Debentures”).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Each period, the fair value of the 1.75% Debentures is recalculated and resulting gains and losses from the change in fair value of the Debentures associated with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in AOCL. The fair value of the Debentures has been determined using the significant Level 2 inputs of interest rate curves and any observable trades of the Debentures that may have occurred during the period, the market price and volatility of the Company’s listed common shares, and the significant Level 3 inputs related to credit spread and the implied discount of the 1.75% Debentures at issuance.
The Company determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 6.20% as of February 28, 2021. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.

The following table summarizes the changes in fair value of the 1.75% Debentures for the fiscal year ended February 28, 2021:

As at
February 28, 2021
Balance as at Principal received as of September 1, 2020	$365
Change in fair value of the Debentures	355
Balance as at February 28, 2021	$720
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $355 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the years ended February 28, 2021, February 29, 2020 and February 28, 2019:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Charge associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$(347)	$—	$—
Charge associated with the change in fair value from instrument-specific credit components recorded in AOCL	(8)	—	—
Total increase in the fair value of the 1.75% Debentures	$(355)	$—	$—

For the year ended February 28, 2021, the Company recorded interest expense related to the Debentures of $15 million, which has been included in investment income (loss), net on the Company’s consolidated statements of operations (fiscal 2020 - $23 million; fiscal 2019 - $24 million). The Company is required to make quarterly interest-only payments of approximately $2 million during the remaining term the 1.75% Debentures are outstanding.
Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the Debentures, owned $500 million principal amount of the 3.75% Debentures and purchased $330 million principal amount of the 1.75% Debentures. As such, the redemption of Fairfax’s portion of the 3.75% Debentures, the investment by Fairfax in the 1.75% Debentures and the payment of interest on the Debentures represent related party transactions. Fairfax receives interest at the same rate as other holders of the Debentures.
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
The following table shows the impact of the changes in fair value of the 3.75% Debentures for the years ended February 28, 2021, February 29, 2020 and February 28, 2019:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$(19)	$66	$117
Income (charge) associated with the change in fair value from instrument-specific credit components recorded in AOCL	15	(7)	—
Realized charges associated with the change in fair value from credit components recorded in the consolidated statements of operations on redemption	(6)	—	—
Realized charges associated with the change in fair value from credit components released from AOCL on redemption	6	—	—
Total decrease (increase) in the fair value of the 3.75% Debentures	$(4)	$59	$117

8.    CAPITAL STOCK
(a)Capital Stock
The Company is authorized to issue an unlimited number of voting common shares, an unlimited number of non-voting, redeemable, retractable Class A common shares and an unlimited number of non-voting, cumulative, redeemable, retractable preferred shares. As at February 28, 2021 and February 29, 2020, there were no Class A common shares or preferred shares outstanding.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following details the changes in issued and outstanding common shares for the years ended February 28, 2021, February 29, 2020 and February 28, 2019:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2018	536,734	$2,560
Exercise of stock options	105	1
Common shares issued for restricted share unit settlements	10,156	—
Stock-based compensation	—	67
Exchange shares issued from Cylance acquisition (note 5)	—	35
Value of pre-combination service related to Replacement Awards included in purchase consideration	—	21
Common shares issued for employee share purchase plan	363	4
Common shares outstanding as at February 28, 2019	547,358	2,688
Exercise of stock options	1,189	3
Common shares issued for restricted share unit settlements	3,361	—
Stock-based compensation	—	63
Common shares issued related to Exchange Shares (note 5)	1,380	—
Common shares issued for employee share purchase plan	911	6
Common shares outstanding as at February 29, 2020	554,199	2,760
Exercise of stock options	3,072	12
Common shares issued for restricted share unit settlements	5,330	—
Stock-based compensation	—	44
Common shares issued related to Exchange Shares (note 5)	1,380	—
Common shares issued for employee share purchase plan	1,524	7
Common shares outstanding as at February 28, 2021	565,505	$2,823
The Company had 566 million voting common shares outstanding, 2 million options to purchase voting common shares, 22 million RSUs and 1 million DSUs outstanding as at March 26, 2021. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 7.
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
In accordance with ASC Topic 805, Business Combinations, as the Company was obligated to conduct the replacement, these awards are considered to be replacement awards. Exchanges of share options or other share-based payment awards in conjunction with a business combination are modifications of share-based payment awards in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). As a result, a portion of the fair-value-based measure of the Replacement Awards is included in measuring the consideration transferred in the Cylance business combination. To determine the portion of the Replacement Awards that is consideration transferred, the Company measured the value of both the Replacement Awards granted by the Company and the historical Cylance awards as of February 21, 2019 in accordance with ASC 718. The portion of the fair-value-based measure of the Replacement Awards that was part of the consideration transferred equaled the portion of the replaced Cylance award that was attributable to pre-combination service. The Company attributed a portion of the Replacement Awards to post-combination service as these awards require post-combination service. The fair value of the rollover consideration was estimated to be $39 million, net of forfeitures, of which $21 million was attributable to pre-acquisition services. The remaining fair value of $18 million is

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

recorded as stock-based compensation over the remaining vesting period subsequent to the acquisition date. As of February 28, 2021, the remaining amount of unrecognized expense for the replacement awards totaled $3 million (February 29, 2020 - $6 million).
Stock options
The Company recorded a charge to income and a credit to paid-in capital of approximately $6 million in fiscal 2021 (fiscal 2020 - $5 million; fiscal 2019 - $1 million) in relation to stock option-based compensation expense.
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
A summary of option activity for fiscal 2021 is shown below:

	Options Outstanding
	Number (000’s)	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)
Balance as at February 29, 2020	5,705	$4.41
Granted during the year	—	—
Exercised during the year	(3,072)	3.78
Forfeited/canceled/expired during the year	(1,050)	5.51
Balance as at February 28, 2021	1,583	$4.92	6.48	$8
Vested and expected to vest as at February 28, 2021	1,475	$4.85	6.40	$8
Exercisable as at February 28, 2021	1,035	$4.40	5.94	$6
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all in-the-money options had been exercised on February 28, 2021. The intrinsic value of stock options exercised during fiscal 2021, calculated using the average market price during the year, was approximately $2.22 per share (February 29, 2020 - $4.30; February 28, 2019 - $2.55).

A summary of unvested stock options since February 28, 2021 is shown below:

	Options Outstanding
	Number (000’s)	Weighted Average Grant Date Fair Value
Balance as at February 29, 2020	2,240	$4.91
Vested during the year	(1,171)	5.20
Forfeited during the year	(521)	4.69
Balance as at February 28, 2021	548	$4.50
As at February 28, 2021, there was $2 million of unrecognized stock-based compensation expense related to unvested stock options that will be expensed over the vesting period, which, on a weighted average basis, results in a period of approximately 1.28 years. The total fair value of stock options vested during the year ended February 28, 2021 amounted to $6 million (February 29, 2020 - $25 million; February 28, 2019 - $1 million).
Cash received from the stock options exercised for the year ended February 28, 2021 amounted to $12 million (February 29, 2020 - $3 million; February 28, 2019 - $1 million). There were no tax deficiencies incurred by the Company related to stock options exercised as at February 28, 2021 (February 29, 2020 - tax deficiency of nil; February 28, 2019 - tax deficiency of nil).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

During the year ended February 28, 2021, there were no stock options granted (February 29, 2020 - nil; February 28, 2019 - 8,320,130). The weighted average fair value of these grants was calculated using the BSM option pricing model with the following assumptions:

	February 28, 2021	February 29, 2020	February 28, 2019
Weighted average grant date fair value of stock options granted during the period	$—	$—	$3.97 to $7.48
Assumptions:
Risk-free interest rates	—%	—%	2.50% to 2.56%
Expected life in years	0	0	3.91 to 6.16
Expected dividend yield	—%	—%	—%
Volatility	—%	—%	37% to 40%
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
Restricted share units
The Company recorded compensation expense with respect to RSUs of approximately $38 million in the year ended February 28, 2021 (February 29, 2020 - $57 million; February 28, 2019 - $66 million).
A summary of RSU activity during fiscal 2021 is shown below:

	RSUs Outstanding
	Number (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)
Balance as at February 29, 2020	24,502	$7.93
Granted during the year	8,621	5.54
Vested during the year	(5,330)	8.22
Forfeited/cancelled during the year	(5,718)	6.82
Balance as at February 28, 2021	22,075	$7.88	1.60	$222
Expected to vest February 28, 2021	19,614	$7.33	1.59	$197
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate closing share price of the Company’s common shares on February 28, 2021 that would have been received by RSU holders if all RSUs had been vested on February 28, 2021).
Tax deficiencies incurred by the Company related to the RSUs vested were nil for the year ended February 28, 2021 (February 29, 2020 - tax deficiency of nil; February 28, 2019 - tax deficiency of nil).
As at February 28, 2021, there was $80 million of unrecognized compensation expense related to RSUs that will be expensed over the vesting period, which, on a weighted average basis, results in a period of approximately 1.66 years.
During the year ended February 28, 2021, there were 8,620,551 RSUs granted (February 29, 2020 - 16,902,445, of which 4,182,189 were inducement awards in connection with the Cylance acquisition), all of which will be settled upon vesting by the issuance of new common shares.
During the year ended February 28, 2021, the weighted average fair value for RSUs granted was $5.54 (February 29, 2020 - $7.19; February 28, 2019 - $9.45). During the year ended February 28, 2021, the fair value of RSUs that vested was $44 million (February 29, 2020 - $33 million; February 28, 2019 - $73 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Inducement awards
In the first quarter of fiscal 2020, the Board approved an agreement to grant performance-based equity awards (“Inducement Awards”) to the co-founders of Cylance covering up to 4,182,189 common shares. Up to 25%, 35% and 40% of the Inducement Awards may be earned at the end of the Company’s 2020, 2021 and 2022 fiscal years, respectively, if certain performance conditions are met, and any earned amounts will vest at the end of fiscal 2022. In fiscal 2020, 3,122,140 common shares subject to Inducement Awards were forfeited due to the departure of one of the co-founders of Cylance.
As at February 28, 2021, there were 861,290 common shares subject to Inducement Awards outstanding. The Company recorded compensation expense with respect to the Inducement Awards of approximately $1 million for the year ended February 28, 2021 (February 29, 2020 - $3 million).
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
Market performance-based equity award
The market performance-based equity award consists of five tranches, each of 1 million market-condition RSUs that will become earned and vested in increments of 1 million RSUs when the 10-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange reaches $16, $17, $18, $19 and $20, respectively. The grant date fair value and the derived service period for each of the market condition equity awards were determined through the use of a Monte Carlo simulation model utilizing Level 2 inputs. Should the target price of an award be reached prior to the derived service date, the remaining unrecognized compensation cost for the award will be accelerated and recorded at that time. Any market-condition RSUs that have not been earned before November 3, 2023 will terminate on such date.
Contingent cash award
The contingent cash award consists of a cash amount of $90 million that becomes payable should the 10-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange reach $30 (“CEO Contingent Cash Award”). As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award, the fair value of which is determined at each reporting period end utilizing a option pricing model using Level 2 inputs and the associated compensation expense for the reporting period recorded. If unearned, the contingent cash award will terminate on November 3, 2023. The Company recorded compensation expense with respect to the contingent cash award of approximately $8 million for the year ended February 28, 2021 (February 29, 2020 - $1 million; February 28, 2019 - $1 million). The liability recorded in respect to the award was $8 million as at February 28, 2021 and is included within accrued liabilities (February 29, 2020 - $1 million).
Deferred share units
The Company issued 282,090 DSUs in the year ended February 28, 2021. There were 1.4 million DSUs outstanding as at February 28, 2021 (February 29, 2020 - 1.1 million). The Company had a liability of $14 million in relation to the DSU Plan as at February 28, 2021 (February 29, 2020 - $6 million) included in accrued liabilities.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

9.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Net income (loss) for basic and diluted earnings (loss) per share available to common shareholders	$(1,104)	$(152)	$93
Less: Debentures fair value adjustment (1) (2)	—	(66)	(117)
Add: interest expense on Debentures (1) (2)	—	23	24
Net income (loss) for diluted earnings (loss) per share available to common shareholders	$(1,104)	$(195)	$—

Weighted average number of shares outstanding (000’s) - basic (3)	561,305	553,861	540,477
Effect of dilutive securities (000’s)
Stock-based compensation (4) (5)	—	—	11,308
Conversion of Debentures (1) (2)	—	60,500	60,500
Exchange shares from Cylance acquisition (6)	—	—	4,182
Weighted average number of shares and assumed conversions (000’s) diluted	561,305	614,361	616,467
Earnings (loss) per share - reported
Basic	$(1.97)	$(0.27)	$0.17
Diluted	$(1.97)	$(0.32)	$0.00
______________________________
(1) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted earnings (loss) per share for the year ended February 28, 2021, as to do so would be antidilutive. See Note 7 for details on the Debentures.
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
(3) The year ended February 28, 2021, includes approximately 1,421,945 common shares (Exchange Shares) remaining to be issued on the third anniversary date of the Cylance acquisition, in consideration for the acquisition. The year ended February 29, 2020, includes approximately 2,802,067 common shares to be issued in equal installments on the two anniversary dates of the Cylance acquisition thereafter, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted earnings (loss) per share for the years ended February 28, 2021 and February 29, 2020, as to do so would be antidilutive.
(5) The Company has presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted earnings (loss) per share for the years ended February 28, 2019. As at February 28, 2019, there were 8,985,836 options and 9,300,191 RSUs outstanding that were in-the-money and may have a dilutive effect on earnings (loss) per share in future periods.
(6) The Company has presented the dilutive effect of the Exchange Shares in connection with the Cylance acquisition completed on February 21, 2019 in the calculation of diluted earnings (loss) per share for the year ended February 28, 2019. The remaining Exchange Shares are included in the calculation of weighted average number of shares outstanding for the years ended February 28, 2021 and February 29, 2020 as noted in footnote 3 above.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 were as follows:

	As At
	February 28, 2021	February 29, 2020	February 28, 2019
Available-for-Sale Debt Securities
Balance, beginning of period	$—	$2	$(7)
Other comprehensive income (loss) before reclassification	—	(2)	1
Cumulative impact of adoption of ASU 2016-01	—	—	8
Accumulated net unrealized gains on available-for-sale debt securities	$—	$—	$2
Cash Flow Hedges
Balance, beginning of period	$(1)	$—	$(1)
Other comprehensive income (loss) before reclassification	2	(1)	(2)
Amounts reclassified from AOCL into net income (loss)	—	—	3
Accumulated net unrealizes gains (losses) on derivative instruments designated as cash flow hedges	$1	$(1)	$—
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(9)	$(7)	$(1)
Other comprehensive income (loss) before reclassification	5	(2)	(6)
Foreign currency cumulative translation adjustment	$(4)	$(9)	$(7)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(22)	$(14)	$—
Other comprehensive income (loss) before reclassification	7	(8)	—
Amounts reclassified from AOCL into net income (loss)	6	—	—
Cumulative impact of adoption of ASU 2016-01	—	—	(14)
Change in fair value from instruments-specific credit risk on Debentures	$(9)	$(22)	$(14)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(13)	$(33)	$(20)
As a result of the adoption of ASU 2016-01 in fiscal 2019, the Company reclassified $8 million in unrecognized losses on equity securities that had previously been recorded to other comprehensive income (loss), through a cumulative addition to deficit in the consolidated balance sheet as of March 1, 2018. The Company recognized approximately $14 million on the change in fair value from instrument-specific credit risk associated with the 3.75% Debentures that had previously been recorded to deficit through a cumulative increase to accumulated other comprehensive loss in the consolidated balance sheet as of March 1, 2018.
During the year ended February 28, 2021, nil gains or losses (pre-tax and post-tax) associated with cash flow hedges were reclassified from AOCL into selling, marketing and administration expenses (February 29, 2020 - nil gains or losses).
11.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company has $28 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of February 28, 2021. See the discussion of restricted cash and restricted short-term investments in Note 3.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

(b) Contingencies
Litigation
The Company is involved in litigation in the normal course of its business, both as a defendant and as a plaintiff. The Company is subject to a variety of claims (including claims related to patent infringement, purported class actions and other claims in the normal course of business) and may be subject to additional claims either directly or through indemnities against claims that it provides to certain of its partners and customers. In particular, the industry in which the Company competes has many participants that own, or claim to own, intellectual property, including participants that have been issued patents and may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those used by the Company in its products. The Company has received, and may receive in the future, assertions and claims from third parties that the Company’s products infringe on their patents or other intellectual property rights. Litigation has been, and will likely continue to be, necessary to determine the scope, enforceability and validity of third-party proprietary rights or to establish the Company’s proprietary rights. Regardless of whether claims against the Company have merit, those claims could be time-consuming to evaluate and defend, result in costly litigation, divert management’s attention and resources and subject the Company to significant liabilities.
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
As of February 28, 2021, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex (e.g., once a patent is identified, the analysis of the patent and a comparison to the activities of the Company is a labour-intensive and highly technical process); the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
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

Ulug filed a Notice of Appeal. The Second Circuit Court of Appeals affirmed the District Court judgment dismissing Cho and Ulug’s claims on March 11, 2021. The District Court removed the case from its suspense calendar on May 29, 2020. Plaintiffs filed a motion for class certification on June 8, 2020, the defendants filed oppositions on August 10, 2020, and the plaintiffs filed a reply on September 28, 2020. All discovery was completed as of November 13, 2020. On January 26, 2021, the District Court granted the plaintiffs’ motion for class certification. On February 9, 2021, the defendants filed a Rule 23(f) petition for interlocutory review of the class certification order with the Second Circuit Court of Appeals. The plaintiffs filed an opposition to the Rule 23(f) petition on February 19, 2021, and the defendants filed a motion for leave to file a reply in support of the petition on February 26, 2021. On February 8, 2021, the Magistrate Judge set a settlement conference for May 19, 2021. On February 15, 2021, the District Court set the following briefing schedule for dispositive motions: motions due April 19, 2021, oppositions due June 18, 2021, and replies due July 19, 2021.
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
Other contingencies
As at February 28, 2021, the Company has received $15 million (February 29, 2020 - $10 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)     Settlements, net
Panasonic settlement agreement
In fiscal 2019, the Company and Panasonic Corporation entered into a settlement agreement whereby the Company received approximately $12 million in connection with previously purchased components utilized by the legacy handheld devices business. This amount, net of legal costs of approximately $3 million, was recorded within settlements, net on the consolidated statements of operations in the fourth quarter of fiscal 2019.
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
The Company has entered into indemnification agreements with its current and former directors and executive officers. Under these agreements, the Company agreed, subject to applicable law, to indemnify its current and former directors and executive officers against all costs, charges and expenses reasonably incurred by such individuals in respect of any civil, criminal or administrative action that could arise by reason of their status as directors or officers. The Company maintains liability insurance coverage for the benefit of the Company, and its current and former directors and executive officers. The Company has not encountered material costs as a result of such indemnifications in fiscal 2021. See the Company’s Management Information Circular for its 2020 annual meeting of shareholders for additional information regarding the Company’s indemnification agreements with its current and former directors and executive officers.
12.    LEASES
The Company has operating and finance leases primarily for corporate offices, research and development facilities, data centers and certain equipment. The Company’s leases have remaining lease terms of between one year and seven years, some of which may include options to extend the lease for up to 10 years, and some of which may include options to terminate the lease within three months.
The components of lease expense were as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020
Operating lease cost, included in selling, marketing and administration	$30	$33

Finance lease cost
Amortization of ROU assets, included in amortization	$1	$2
Interest on lease liabilities, included in investment income, net	—	—
Total finance lease cost	$1	$2

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities related to operating lease payments	$37	$40
Cash used in financing activities related to finance lease payments	1	2
During the year ended February 28, 2021, the Company entered into $4 million in lease obligations and recognized a corresponding ROU asset of $4 million. During the year ended February 28, 2021, the Company incurred losses of $37 million on LLA impairment of ROU assets, as described in Note 3. The Company also had sublease income of $1 million and incurred $2 million in short-term lease costs during the year ended February 28, 2021.
During the year ended February 29, 2020, the Company entered into $1 million in lease obligations and recognized a corresponding ROU asset of $1 million. During the year ended February 29, 2020, the Company incurred losses of $8 million on LLA impairment of ROU assets, as described in Note 3. The Company also had sublease income of $2 million and incurred $2 million in short-term lease costs during the year ended February 29, 2020.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Supplemental consolidated balance sheet information related to leases was as follows:

	As at
	February 28, 2021	February 29, 2020
Operating leases
Operating lease assets
Operating lease ROU assets	$63	$124
Operating lease liabilities
Accrued liabilities	$33	$31
Operating lease liabilities	90	120
Total operating lease liabilities	$123	$151

Finance leases
Finance lease assets
Property, plant and equipment	$3	$5
Accumulated amortization	(3)	(4)
Total finance lease assets	$—	$1

Finance lease liabilities
Accrued liabilities	$—	$1
Other long-term liabilities	—	—
Total finance lease liabilities	$—	$1

	As at
	February 28, 2021	February 29, 2020
Weighted average remaining lease term
Operating leases	4.7 years	5.5 years
Finance leases	0.9 years	1.3 years
Weighted average discount rate
Operating lease	3.4%	3.6%
Finance leases	2.5%	2.2%

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Maturities of undiscounted lease liabilities were as follows:

	As at
	February 28, 2021
	Operating Leases	Finance Leases
Fiscal year 2022	$36	$—
Fiscal year 2023	30	—
Fiscal year 2024	22	—
Fiscal year 2025	17	—
Fiscal year 2026	12	—
Thereafter	16	—
Total future minimum lease payments	133	—
Less:
Imputed interest	(10)	—
Total	$123	$—

13. REVENUE AND SEGMENT DISCLOSURES
Revenue
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types as described in Note 1.
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	For the Years Ended
	February 28, 2021		February 29, 2020		February 28, 2019
North America (1)	$633	70.9%	$743	71.4%	$599	66.2%
Europe, Middle East and Africa	197	22.1%	221	21.3%	222	24.6%
Other regions	63	7.0%	76	7.3%	83	9.2%
Total	$893	100.0%	$1,040	100.0%	$904	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Total revenue, classified by product and service type (see Note 1), was as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Software and Services	$621	$691	$559
Licensing and Other	272	349	345
Total	$893	$1,040	$904

Revenue, classified by timing of recognition, was as follows:

	For the Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Products and services transferred over time	$476	$512	$488
Products and services transferred at a point in time	417	528	416
Total	$893	$1,040	$904

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the fiscal year ended February 28, 2021:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 29, 2020	$267	$373	$28
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	842	574	23
Decrease due to payment, fulfillment of performance obligations, or other	(921)	(653)	(30)
Increase (decrease), net	(79)	(79)	(7)
Closing balance as at February 28, 2021	$188	$294	$21
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at February 28, 2021 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at February 28, 2021
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$239	$62	$23	$324
Revenue recognized for performance obligations satisfied in prior periods
For the fiscal year ended February 28, 2021, $2 million in revenue was recognized relating to performance obligations satisfied in a prior period (fiscal year ended February 29, 2020 - $1 million, in revenue recognized relating to performance obligations satisfied in a prior period; fiscal year ended February 28, 2019 - $11 million in revenue recognized relating to the legacy handheld devices business).
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
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic segments in which the Company’s assets are located, were as follows:

	As at
	February 28, 2021		February 29, 2020
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$289	$504	$374	$657
United States	1,411	1,963	2,132	3,071
Other	31	351	40	160
	$1,731	$2,818	$2,546	$3,888

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Information About Major Customers
There was one customer that comprised 22% of the Company’s revenue in fiscal 2021 (fiscal 2020 - one customer that comprised 13%; fiscal 2019 - one customer that comprised more than 10%).
14.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	For the Years Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Interest paid during the year	$15	$23	$24
Income taxes paid during the year	5	8	6
Income tax refunds received during the year	2	9	15
(b)    Additional Information
Advertising expense, which includes media, agency and promotional expenses totaling $24 million is included in selling, marketing and administration expenses for the fiscal year ended February 28, 2021. (February 29, 2020 - $39 million; February 28, 2019 - $22 million)
Selling, marketing and administration expenses for the fiscal year ended February 28, 2021 included $1 million with respect to foreign exchange gain, net of foreign exchange hedging (February 29, 2020 - nil; February 28, 2019 - gain of $2 million).
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2021 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2021, approximately 20% of cash and cash equivalents, 25% of accounts receivable and 34% of accounts payable were denominated in foreign currencies (February 29, 2020 – 12%, 17% and 17%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued the Debentures as described in Note 7. The fair value of the Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the Debentures.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at February 28, 2021, no single issuer represented more than 13% of the total cash, cash equivalents and investments (February 29, 2020 - no single issuer represented more than 8% of the total cash, cash equivalents and investments), representing cash balances at one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

counterparties on a daily basis, subject to exposure and transfer thresholds. As at February 28, 2021, the Company had nil collateral posted or held with counterparties (February 29, 2020 - $1 million in collateral posted).
Liquidity risk
Cash, cash equivalents, and investments were approximately $804 million as at February 28, 2021. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Government subsidies
During the first quarter of fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic, initially running for a thirty-six week period between March and November 2020. The program was subsequently extended to December 2020 and the Government of Canada has announced plans for an additional extension to June 2021. The CEWS originally provided a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria, which declined to up to 65% for a period of time before returning to 75%. Accordingly, the Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the year ended February 28, 2021, recorded $53 million in government subsidies as a reduction to operating expenses in the consolidated statement of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
As of February 28, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the U.S. Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment, management concludes that, as of February 28, 2021, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of February 28, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the three months ended February 28, 2021, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers appears in Part I, Item 1 to this Annual Report on Form 10-K.

The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2021, and is incorporated herein by reference.
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
Applicable securities laws require that, subject to certain exceptions, all members of the Audit and Risk Management Committee be “independent” under Sections 1.4 and 1.5 of National Instrument 52-110 of the Canadian Securities Administrators - Audit Committees and the rules and regulations of the NYSE, and “financially literate”, meaning that the committee member has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to those issues reasonably expected to be raised by the Company’s financial statements. Ms. Stymiest (Chair), Ms. Disbrow, Dr. Smaldone Alsup and Mr. Wouters are the members of the Audit and Risk Management Committee, and each is an independent director of the Company and financially literate, based on his or her education and experience as described below. The Audit and Risk Management Committee has also developed, in conjunction with the Company’s Chief Financial Officer and other accounting personnel, an orientation and continuing education program that will provide the new members of the Audit and Risk Management Committee with additional information and understanding about the accounting and financial presentation issues underlying the Company’s financial statements.
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
Lisa Disbrow – Ms. Disbrow has a BA from the University of Virginia, an MA from The George Washington University in International Relations, and an MS from The National War College in National Strategy. She was the Senate-confirmed Under Secretary of the United States Air Force from January 2015 to June 2017, the second senior-most official leading a global organization of over 660,000 personnel and an annual budget exceeding $135 billion. Ms. Disbrow served as Acting Secretary of the U.S. Air Force from January 2017 to May 2017. She was also the Senate-confirmed, chief financial officer of the Air Force from 2014 through 2018, as the Assistant Secretary for Financial Management and Comptroller. Ms. Disbrow was commissioned into the U.S. Air Force in 1985 and retired after 23 years as Colonel having worked primarily in intelligence operations, operational plans, and program budgeting. Over the course of her federal civilian career, she held leadership and analytic positions at the White House, on the Joint Staff and at the National Reconnaissance Office. Ms. Disbrow is a director of Mercury Systems, Inc., Perspecta Inc., Hensoldt, Inc., and the Sequa Corporation.
Dr. Laurie Smaldone Alsup – Dr. Smaldone Alsup has an MD from Yale University, where she completed her residency in Internal Medicine and fellowship in Medical Oncology. She is Chief Scientific Officer and Chief Medical Officer of NDA Group AB (which merged in 2016 with PharmApprove, where Dr. Smaldone Alsup was President and Chief Scientific Officer), a leading drug development consulting company. She previously served in clinical and regulatory roles of increasing responsibility and scope while at Bristol Myers Squibb, including Senior Vice President of Global Regulatory Science, where she also developed and led Business Risk Management for the company. In addition, she served as CEO of Phytomedics, an early stage biopharmaceutical company focused on arthritis and inflammation. Dr. Smaldone Alsup has extensive risk management and executive leadership experience and is a director of Arvinas, Inc., Kinnate Biopharma Inc. and Theravance Biopharma, Inc.
The Hon. Wayne Wouters – Mr. Wouters has a BComm (Honours) from the University of Saskatchewan and an MA in economics from Queen’s University. From 2009 to 2014, Mr. Wouters was the Clerk of the Privy Council of Canada and held the roles of Deputy Minister to the Prime Minister, Secretary to the Cabinet and Head of the Public Service. Prior to his tenure as Clerk, Mr. Wouters was Secretary of the Treasury Board of Canada and served in deputy ministerial and other senior positions in the Canadian public service. He is currently Strategic and Policy Advisor to McCarthy Tétrault LLP and a director of Champion Iron Limited and Canadian Utilities Limited. In 2017, he was invested into the Order of Canada as an officer. Mr. Wouters has extensive experience with economic policy and international trade matters, which included oversight of multi-billion dollar budgets on behalf of the Government of Canada.
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
Since June 2015, the Chief Information Officer or Chief Information Security Officer has provided regular updates to the Board on the advancing maturity of the Company’s cybersecurity program, including reports on threat monitoring, penetration testing, vulnerability remediation, encryption efforts and compliance activities. The updates also include reports on the Company’s third-party cybersecurity accreditations and certifications, including the Company’s progress toward achieving SOC 2 certification, and on the advancement of the Company’s security posture. The Company is executing on a multi-year cybersecurity resiliency improvement plan to improve processes, technology and governance to mitigate threats, and in fiscal 2021 proactively developed a COVID-19 cybersecurity threat response plan.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2021, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2021, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2021, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2021, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
The financial statements filed as part of this filing are listed on the Index to Consolidated Financial Statements in Item 8.
Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included in the Consolidated Financial Statements and accompanying notes in Item 8.
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

4.3	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)
4.4	Indenture dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on September 2, 2020)
4.5	First Supplemental Indenture dated August 28, 2020 (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed by the Company on September 2, 2020)
4.6	Second Supplemental Indenture dated August 28, 2020 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed by the Company on September 2, 2020)
10.1†
Amended and Restated BlackBerry Limited Equity Incentive Plan Amended and Restated Deferred Share Unit Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.2†
Amended and Restated Deferred Share Unit Plan for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.3†	Form of restricted share unit agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)
10.4†
Form of performance based restricted share unit agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.5†
Form of indemnification agreement for directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.6†
Employment agreement with John Chen, dated November 3, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.7†
Employment agreement with Steve Rai, dated September 23, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.8†	Employment agreement with Billy Ho, dated March 17, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on June 25, 2020)
10.9†	Employment agreement with Nita White-Ivy, dated April 7, 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on June 25, 2020)
10.10†	Employment agreement with Randall Cook, dated August 6, 2018 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by the Company on June 25, 2020)

10.11†	Employment agreement with Steven Capelli, dated September 23, 2019 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by the Company on June 25, 2020)
10.12†	Consent Agreement with Hamblin Watsa Investment Counsel Ltd. dated July 21, 2020 (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K filed by the Company on August 24, 2020)
10.13†	Subscription Agreement dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on September 2, 2020)
21*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Ernst and Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: March 31, 2021	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
DIRECTORS

SIGNATURE	CAPACITY	DATE
/s/ JOHN CHEN	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
John Chen
/s/ V. PREM WATSA	Lead Director	March 31, 2021
Prem Watsa
/s/ MICHAEL DANIELS	Director	March 31, 2021
Michael Daniels
/s/ TIMOTHY DATTELS	Director	March 31, 2021
Timothy Dattels
/s/ LISA DISBROW	Director	March 31, 2021
Lisa Disbrow
/s/ RICHARD LYNCH	Director	March 31, 2021
Richard Lynch
/s/ LAURIE SMALDONE ALSUP	Director	March 31, 2021
Laurie Smaldone Alsup
/s/ BARBARA STYMIEST	Director	March 31, 2021
Barbara Stymiest
/s/ WAYNE WOUTERS	Director	March 31, 2021
Wayne Wouters