Form 10-Q
period 2021-05-31
BLACKBERRY Ltd
filed 2021-06-25
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021

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
Yes ☐   No  ☒

The registrant had 566,412,186 common shares issued and outstanding as of June 22, 2021.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	May 31, 2021	February 28, 2021
Assets
Current
Cash and cash equivalents (note 3)	$339	$214
Short-term investments (note 3)	364	525
Accounts receivable, net of allowance of $9 and $10, respectively (note 4)	153	182
Other receivables	26	25
Income taxes receivable	10	10
Other current assets (note 4)	61	50
	953	1,006
Restricted cash equivalents and restricted short-term investments (note 3)	29	28
Long-term investments (note 3)	37	37
Other long-term assets (note 4)	15	16
Operating lease right-of-use assets, net	59	63
Property, plant and equipment, net (note 4)	46	48
Goodwill (note 4)	850	849
Intangible assets, net (note 4)	732	771
	$2,721	$2,818
Liabilities
Current
Accounts payable	$22	$20
Accrued liabilities (note 4)	164	178
Income taxes payable (note 5)	8	6
Deferred revenue, current (note 11)	208	225
	402	429
Deferred revenue, non-current (note 11)	57	69
Operating lease liabilities	85	90
Other long-term liabilities (note 4)	6	6
Long-term debentures (note 6)	715	720
	1,265	1,314
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 566,247,741 voting common shares (February 28, 2021 - 565,505,328 )	2,834	2,823
Deficit	(1,368)	(1,306)
Accumulated other comprehensive loss (note 9)	(10)	(13)
	1,456	1,504
	$2,721	$2,818
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Barbara Stymiest
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended May 31, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2021	$2,823	$(1,306)	$(13)	$1,504
Net loss	—	(62)	—	(62)
Other comprehensive income	—	—	3	3
Stock-based compensation (note 7)	7	—	—	7
Shares issued:
Exercise of stock options (note 7)	1	—	—	1
Employee share purchase plan (note 7)	3	—	—	3
Balance as at May 31, 2021	$2,834	$(1,368)	$(10)	$1,456

	Three Months Ended May 31, 2020
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2020	$2,760	$(198)	$(33)	$2,529
Net loss	—	(636)	—	(636)
Other comprehensive income	—	—	7	7
Cumulative impact of adoption of ASC 326	—	(4)	—	(4)
Stock-based compensation	13	—	—	13
Shares issued:
Exercise of stock options	1	—	—	1
Employee share purchase plan	3	—	—	3
Balance as at May 31, 2020	$2,777	$(838)	$(26)	$1,913

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2021	May 31, 2020
Revenue (note 11)	$174	$206
Cost of sales	60	63
Gross margin	114	143

Operating expenses
Research and development	57	57
Selling, marketing and administration	73	90
Amortization	46	46
Impairment of goodwill (note 3)	—	594
Debentures fair value adjustment (note 6)	(4)	1
	172	788
Operating loss	(58)	(645)
Investment loss, net	(2)	—
Loss before income taxes	(60)	(645)
Provision for (recovery of) income taxes (note 5)	2	(9)
Net loss	$(62)	$(636)
Loss per share (note 8)
Basic	$(0.11)	$(1.14)
Diluted	$(0.11)	$(1.14)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended
	May 31, 2021	May 31, 2020
Net loss	$(62)	$(636)
Other comprehensive income
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the three months ended, net of income taxes of nil (May 31, 2020 - income taxes of nil) (note 9)	1	(1)
Foreign currency translation adjustment	1	1
Net change in fair value from instrument-specific credit risk on the Debentures, net of income taxes of nil (May 31, 2020 - income taxes of $1 million) (note 6)	1	7
Other comprehensive income	3	7
Comprehensive loss	$(59)	$(629)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Three Months Ended
	May 31, 2021	May 31, 2020
Cash flows from operating activities
Net loss	$(62)	$(636)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	49	50
Stock-based compensation	7	13
Impairment of goodwill	—	594
Debentures fair value adjustment (note 6)	(4)	1
Operating leases	(3)	(3)
Other	(3)	(1)
Net changes in working capital items
Accounts receivable, net of allowance	29	1
Other receivables	(1)	(6)
Income taxes receivable	—	(2)
Other assets	(6)	—
Accounts payable	2	15
Accrued liabilities	(14)	(18)
Income taxes payable	2	(7)
Deferred revenue	(29)	(32)
Net cash used in operating activities	(33)	(31)
Cash flows from investing activities
Acquisition of long-term investments	—	(1)
Acquisition of property, plant and equipment	(2)	(1)
Acquisition of intangible assets	(6)	(8)
Acquisition of short-term investments	(209)	(299)
Proceeds on sale or maturity of restricted short-term investments	24	—
Proceeds on sale or maturity of short-term investments	369	270
Net cash provided by (used in) investing activities	176	(39)
Cash flows from financing activities
Issuance of common shares	4	4
Net cash provided by financing activities	4	4
Effect of foreign exchange gain on cash, cash equivalents, restricted cash, and restricted cash equivalents	3	—
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	150	(66)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	218	426
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$368	$360
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2021 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2022. The consolidated balance sheet at February 28, 2021 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
Certain of the comparative figures have been reclassified to conform to the current period’s presentation.
In the first quarter of fiscal 2022, the Chief Operating Decision Maker (“CODM”), who is the Executive Chair and Chief Executive Officer (“CEO”) of the Company, began making decisions and assessing the performance of the Company using three operating segments, whereas the CODM previously made decisions and assessed the performance of the Company as a single operating segment. As a result of the internal reporting reorganization, the Company is now organized and managed as three reportable operating segments: Cyber Security, IoT (collectively, “Software & Services”), and Licensing and Other, as further discussed in Note 11.
Risks and Uncertainties
The novel coronavirus (“COVID-19”) pandemic has prompted extraordinary actions by international, federal, state, provincial and local governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world. The COVID-19 pandemic and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, adversely affected workforces, organizations, consumers and economies, which led to an economic downturn and which may cause market volatility and uncertainty in future periods.
In fiscal 2022 and fiscal 2021, the economic downturn and uncertainty caused by the COVID-19 pandemic and the measures undertaken to contain its spread negatively affected the Company’s QNX automotive software business, caused volatility in demand for the Company’s products and services, adversely affected the ability of the Company’s sales and professional services teams to work with customers, impacted spending from new customers and increased sales cycle times. The uncertainty also resulted in the Company making significant judgments related to its estimates and assumptions concerning the impairment of goodwill, indefinite-lived intangible assets, certain operating lease right-of-use (“ROU”) assets and associated property, plant and equipment, and concerning the collectability of receivables.
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
Although the Company experienced higher Software & Services revenue in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, when the COVID-19 pandemic first materially negatively impacted the Company’s operations, and observed a continued recovery in both automotive design activities and production volumes during the first quarter of fiscal 2022, the COVID-19 pandemic and related global chip shortage have had and, in fiscal 2022, may continue to have a material adverse impact on the Company’s QNX automotive software business in particular and on the Company’s business, results of operations and financial condition on a consolidated basis. The Company continues to evaluate the current and potential impact of the pandemic on its business, results of operations and consolidated financial statements, including the potential impairment of goodwill and indefinite-lived intangible assets. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect its liquidity position.
The ultimate impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on, among other things, the pandemic’s duration and severity, the governmental restrictions that may be sustained or imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the pandemic (including the distribution and efficacy of vaccines, particularly against emergent viral variants), the impact of the global chip shortage

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

and global economic conditions. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements.
Accounting Standards Adopted During Fiscal 2022
ASC 740, Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) released ASU 2019-12 on the topic of simplifying the accounting for income taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. The amendments in this update remove certain exceptions from Topic 740, Income Taxes, including: (i) the exception to the incremental approach for intra-period tax allocation; (ii) the exception to accounting for basis differences when there are ownership changes in foreign investments; and (iii) the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The update also simplifies U.S. GAAP in several other areas of Topic 740 such as: (i) franchise taxes and other taxes partially based on income; (ii) transactions with a government that result in a step up in the tax basis of goodwill; (iii) separate financial statements of entities not subject to tax; and (iv) enacted changes in tax laws in interim periods.
The guidance was effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The only aspect of ASU 2019-12 that impacts the Company is the removal of the exception related to intra-period tax allocation. Upon adoption of the new standard, the Company determines the tax attributable to continuing operations without regard to the tax effect of other items included in other comprehensive income. The Company adopted this guidance in the first quarter of fiscal 2022 and it did not have a material impact on the Company’s results of operations, financial position or disclosures.
2.    ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In August 2020, the FASB issued a new accounting standard on the topic of debt with conversion and other options, ASU 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its results of operations, financial position and disclosures.
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
The Company’s investments largely consist of debt securities issued by major corporate and banking organizations, the provincial and federal governments of Canada, international government banking organizations and the United States Department of the Treasury and are all investment grade. The Company also holds certain private equity investments without readily determinable fair value, and a limited amount of public equity securities following the initial public offering by the issuer of a previous private equity investment.
For a description of how the fair values of the 1.75% Debentures (as defined in Note 6) and 3.75% Debentures (as defined in Note 6) were determined, see the “Convertible debentures” accounting policies in Note 1 to the Annual Financial Statements. The 1.75% Debentures are classified as Level 3 and the 3.75% Debentures were classified as Level 2.
Non-Recurring Fair Value Measurements
Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease ROU assets, intangible assets and goodwill.
Goodwill Impairment
During the first quarter of fiscal 2021, as a result of the deterioration in economic conditions caused by the global COVID-19 pandemic and its impact on the Company’s reporting units, and the decline of the trading value of the Company’s capital stock below the Company’s consolidated carrying value, the Company determined that it was more likely than not that the fair value of at least one of its reporting units was lower than its carrying value after including goodwill. As a result, the Company completed an analysis of the fair value of its reporting units to compare against their respective carrying values as of May 31, 2020. Based on the results of the goodwill impairment test, it was concluded that the carrying value of one reporting unit exceeded its fair value, necessitating an impairment charge for the amount of excess and reducing the carrying value of goodwill. Consequently, the Company recorded total non-cash goodwill impairment charges of $594 million in the BlackBerry Spark reporting unit (the “Goodwill Impairment Charge”). The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values at May 31, 2020. The Company did not identify any goodwill impairment during its annual impairment test in the fourth quarter of fiscal 2021, and all reporting units substantially exceeded their carrying values. For further discussion of the Goodwill Impairment Charge in fiscal 2021, see Note 3 to the Annual Financial Statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at May 31, 2021 were as follows:

	Cost Basis	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash Equivalents
Bank balances	$90	$—	$90	$90	$—	$—	$—
Other investments	37	—	37	—	—	37	—
	127	—	127	90	—	37	—
Level 1:
Equity securities	10	(8)	2	—	2	—	—

Level 2:
Term deposits, certificates of deposits, and GIC's	147	—	147	60	58	—	29
Bankers’ acceptances/bearer deposit notes	45	—	45	45	—	—	—
Commercial paper	198	—	198	58	140	—	—
Non-U.S. promissory notes	92	—	92	50	42	—	—
Non-U.S. government sponsored enterprise notes	139	—	139	20	119	—	—
Non-U.S. treasury bills/notes	16	—	16	16	—	—	—
Corporate notes/bonds	3	—	3	—	3	—	—
	640	—	640	249	362	—	29
	$777	$(8)	$769	$339	$364	$37	$29

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The components of cash, cash equivalents and investments by fair value level as at February 28, 2021 were as follows:

	Cost Basis	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash Equivalents	Restricted Short-term Investments
Bank balances	$165	$—	$165	$165	$—	$—	$—	$—
Other investments	37	—	37	—	—	37	—	—
	202	—	202	165	—	37	—	—
Level 1:
Equity securities	10	(7)	3	—	3	—	—	—

Level 2:
Term deposits, certificates of deposits, and GICs	138	—	138	7	103	—	4	24
Bearer deposit notes	40	—	40	—	40	—	—	—
Commercial paper	162	—	162	15	147	—	—	—
Non-U.S. promissory notes	55	—	55	26	29	—	—	—
Non-U.S. government sponsored enterprise notes	154	—	154	1	153	—	—	—
Non-U.S. treasury bills/notes	25	—	25	—	25	—	—	—
Corporate notes/bonds	25	—	25	—	25	—	—	—
	599	—	599	49	522	—	4	24
	$811	$(7)	$804	$214	$525	$37	$4	$24
As at May 31, 2021, the Company had private equity investments without readily determinable fair value of $37 million (February 28, 2021 - $37 million).
There were no realized gains or losses on available-for-sale securities for the three months ended May 31, 2021 (realized losses of nil for the three months ended May 31, 2020).
The Company has restricted cash and cash equivalents, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit. These letters of credit support certain leasing arrangements entered into in the ordinary course of business. The letters of credit are for terms ranging from one month to four years. The Company is legally restricted from accessing these funds during the term of the leases for which the letters of credit have been issued; however, the Company can continue to invest the funds and receive investment income thereon.
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at May 31, 2021 and February 28, 2021 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	May 31, 2021	February 28, 2021
Cash and cash equivalents	$339	$214
Restricted cash and cash equivalents	29	4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$368	$218

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at May 31, 2021 and February 28, 2021 were as follows:

	As at
	May 31, 2021		February 28, 2021
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$640	$640	$599	$599
No fixed maturity	10	2	10	3
	$650	$642	$609	$602
As at May 31, 2021, the Company had investments with continuous unrealized losses totaling $8 million, consisting of unrealized losses on equity securities (February 28, 2021 - continuous unrealized losses totaling $7 million).
4.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at May 31, 2021 was $9 million (February 28, 2021 - $10 million).
The Company recognizes current estimated credit losses for accounts receivable, net of allowance. The cumulative expected credit losses (“CECL”) for accounts receivable, net are estimated based on days past due and region for each customer in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics that operate under similar economic environments. The Company determined the CECL by estimating historical credit loss experience based on the past due status and region of the customers, adjusted as appropriate to reflect current conditions and estimates of future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of the COVID-19 pandemic and the resulting market volatility are highly uncertain and, as such, the impact on expected credit losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company also has long-term accounts receivable included in Other Long-term Assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure of default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

As at
May 31, 2021
Beginning balance as of February 29, 2020	$9
Impact of adopting ASC 326	4
Prior period recovery for expected credit losses	(3)
Ending balance of the allowance for credit loss as at February 28, 2021	10
Current period recovery for expected credit losses	(1)
Ending balance of the allowance for credit loss as at May 31, 2021	$9
The allowance for credit losses as at May 31, 2021 consists of $2 million (February 28, 2021 - $3 million) relating to CECL estimated based on days past due and region and $7 million (February 28, 2021 - $7 million) relating to specific customers that were evaluated separately.
There was one customer that comprised more than 10% of accounts receivable as at May 31, 2021 (February 28, 2021 - one customer comprised more than 10%).
Other Current Assets
As at May 31, 2021 and February 28, 2021, other current assets included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in all periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	May 31, 2021	February 28, 2021
Cost
Buildings, leasehold improvements and other	$57	$67
BlackBerry operations and other information technology	112	110
Manufacturing, repair and research and development equipment	72	72
Furniture and fixtures	10	10
	251	259
Accumulated amortization	205	211
Net book value	$46	$48
Intangible Assets, Net
Intangible assets comprised the following:

	As at May 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$730	$293
Intellectual property	502	310	192
Other acquired intangibles	494	247	247
	$2,019	$1,287	$732

	As at February 28, 2021
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$712	$311
Intellectual property	498	299	199
Other acquired intangibles	494	233	261
	$2,015	$1,244	$771
For the three months ended May 31, 2021, amortization expense related to intangible assets amounted to $45 million (three months ended May 31, 2020 - $45 million)
Total additions to intangible assets for three months ended May 31, 2021 amounted to $6 million (three months ended May 31, 2020 - $8 million). During the three months ended May 31, 2021, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at May 31, 2021, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2022 and each of the five succeeding years is expected to be as follows: fiscal 2022 - $114 million; fiscal 2023 - $118 million; fiscal 2024 - $109 million; fiscal 2025 - $102 million; fiscal 2026 - $96 million and fiscal 2027 - $88 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the three months ended May 31, 2021 were as follows:

Carrying Amount
Carrying amount as at February 29, 2020	$1,437
Goodwill impairment charge (see note 3)	(594)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6
Carrying amount as at February 28, 2021	849
Effect of foreign exchange on non-U.S. dollar denominated goodwill	1
Carrying amount as at May 31, 2021	$850
Other Long-term Assets
As at May 31, 2021 and February 28, 2021, other long-term assets included long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.
Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	May 31, 2021	February 28, 2021
Accrued royalties	$20	$20
Operating lease liabilities, current	31	33
Other	113	125
	$164	$178
Other accrued liabilities include accrued vendor liabilities, accrued carrier liabilities, variable incentive accrual and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance.
Other Long-term Liabilities
Other long-term liabilities consist of the long-term portion of finance lease liabilities and non-lease component liabilities related to the Company’s previous Resource Allocation Program entered into in order to transition the Company from a legacy hardware manufacturer to a licensing driven software business.
5.    INCOME TAXES
For the three months ended May 31, 2021, the Company’s net effective income tax expense rate was approximately 3% compared to a net effective income tax recovery rate of 1% for the three months ended May 31, 2020. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the Debentures (as defined in Note 6), amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at May 31, 2021 were $24 million (February 28, 2021 - $24 million). As at May 31, 2021, $22 million of the unrecognized income tax benefits have been netted against deferred income tax assets and $2 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
Each period, the fair value of the 1.75% Debentures is recalculated and resulting gains and losses from the change in fair value of the Debentures associated with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss (“AOCL”). The fair value of the Debentures has been determined using the significant Level 2 inputs interest rate curves and any observable trades of the Debentures that may have occurred during the period, the market price and volatility of the Company’s listed common shares, and the significant Level 3 inputs related to credit spread and the implied discount of the 1.75% Debentures at issuance.
The Company originally determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 6.50% as of May 31, 2021. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.

The following table summarizes the change in fair value of the 1.75% Debentures for the three months ended May 31, 2021, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
May 31, 2021
Balance as at February 28, 2021	$720
Change in fair value of the Debentures	(5)
Balance as at May 31, 2021	$715
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $350 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the three months ended May 31, 2021 and May 31, 2020:

	Three Months Ended
	May 31, 2021	May 31, 2020
Income associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$4	$—
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	1	—
Total decrease in the fair value of the 1.75% Debentures	$5	$—
For the three months ended May 31, 2021, the Company recorded interest expense related to the Debentures of $2 million, which has been included in investment loss, net on the Company’s consolidated statements of operations (three months ended May 31, 2020 - $6 million).

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
On July 22, 2020, the Company announced that, with the required approval of the holders of the 3.75% Debentures, it would redeem the 3.75% Debentures for a redemption amount of approximately $615 million (the “Redemption Amount”), which would settle all outstanding obligations of the Company in respect of the 3.75% Debentures. The redemption was completed on September 1, 2020. As the Redemption Amount represented fair value at August 31, 2020 and the Company elected the fair value option for the 3.75% Debentures, the impact to the consolidated statements of operations of the redemption on the fair value was recorded in the second quarter of fiscal 2021.
The following table shows the impact of the changes in fair value of the 3.75% Debentures for the three months ended May 31, 2021 and May 31, 2020:

	Three Months Ended
	May 31, 2021	May 31, 2020
Charge associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$—	$(1)
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	8
Total decrease in the fair value of the 3.75% Debentures	$—	$7
7.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the three months ended May 31, 2021:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2021	565,505	$2,823
Exercise of stock options	132	1
Common shares issued for restricted share unit settlements	232	—
Stock-based compensation	—	7
Common shares issued for employee share purchase plan	379	3
Common shares outstanding as at May 31, 2021	566,248	$2,834
The Company had 566 million voting common shares outstanding, 1 million options to purchase voting common shares, 20 million RSUs and 1 million DSUs outstanding as at June 22, 2021. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	May 31, 2021	May 31, 2020
Net loss for basic and diluted loss per share available to common shareholders (1)	$(62)	$(636)

Weighted average number of shares outstanding (000’s) - basic and diluted (1) (2) (3)	567,358	557,839
Loss per share - reported
Basic	$(0.11)	$(1.14)
Diluted	$(0.11)	$(1.14)
______________________________
(1) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the three months ended May 31, 2021 and May 31, 2020, as to do so would be antidilutive. See Note 6 for details on the Debentures.
(2) The three months ended May 31, 2021, includes approximately 1,421,945 common shares (Exchange Shares) remaining to be issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019, in consideration for the acquisition. The three months ended May 31, 2020, includes approximately 2,802,067 common shares to be issued in equal installments on the two anniversary dates of the Cylance acquisition thereafter, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(3) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three months ended May 31, 2021, and three months ended May 31, 2020, as to do so would be antidilutive.
9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three months ended May 31, 2021 and May 31, 2020 were as follows:

	As At
	May 31, 2021	May 31, 2020
Cash Flow Hedges
Balance, beginning of period	$1	$(1)
Other comprehensive income before reclassification	2	(2)
Amounts reclassified from AOCL into net loss	(1)	1
Accumulated net unrealized gains (losses) on derivative instruments designated as cash flow hedges	$2	$(2)
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(4)	$(9)
Other comprehensive income before reclassification	1	1
Foreign currency cumulative translation adjustment	$(3)	$(8)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(9)	$(22)
Other comprehensive income before reclassification	1	7
Change in fair value from instruments-specific credit risk on Debentures	$(8)	$(15)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(10)	$(26)

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $29 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of May 31, 2021. See the discussion of restricted cash in Note 3.
(b)Contingencies
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
As of May 31, 2021, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex (e.g., once a patent is identified, the analysis of the patent and a comparison to the activities of the Company is a labour-intensive and highly technical process); the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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

2017, the plaintiffs filed a second consolidated amended class action complaint (the “Second Amended Complaint”), which added the Company’s former Chief Legal Officer as a defendant. The Court denied the motion to dismiss the Second Amended Complaint on March 19, 2018. On January 4, 2019, the Court issued an order placing the case on its suspense calendar but allowed fact and expert discovery to continue. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On October 17, 2019, Cho and Ulug filed a Notice of Appeal. The District Court removed the case from its suspense calendar on May 29, 2020. Plaintiffs filed a motion for class certification on June 8, 2020, the defendants filed oppositions on August 10, 2020, and the plaintiffs filed a reply on September 28, 2020. All discovery was completed as of November 13, 2020. On January 26, 2021, the District Court granted the plaintiffs’ motion for class certification. On February 9, 2021, the defendants filed a Rule 23(f) petition for interlocutory review of the class certification order with the Second Circuit Court of Appeals. The Second Circuit Court of Appeals denied the Rule 23(f) petition on June 23, 2021. The Second Circuit Court of Appeals affirmed the District Court judgment dismissing Cho and Ulug’s claims on March 11, 2021, and denied Cho and Ulug’s petition for panel rehearing and rehearing en banc on April 28, 2021.On April 19, 2021, Defendants filed a motion for summary judgment, and both parties filed Daubert motions to exclude the testimony of the oppositions’ marketing and accounting experts. Both sides filed oppositions to these motions on June 21, 2021; reply briefs are due July 19, 2021. On May 5, 2021, the parties participated in a mediation with the Hon. Layn Phillips (ret.), which did not result in an agreement. On May 11, 2021, the Magistrate Judge granted the parties’ joint request to adjourn the settlement conference previously scheduled for May 19, 2021.
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
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the 10-day average closing price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at May 31, 2021, the liability recorded in association with this award is approximately $8 million (February 28, 2021 - $8 million).
As at May 31, 2021, the Company has received $16 million (February 28, 2021 - $15 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)Concentrations in Certain Areas of the Company’s Business
The Company attempts to ensure that most components essential to the Company’s business are generally available from multiple sources; however, certain components are currently obtained from limited sources within a competitive market, which subjects the Company to supply, availability and pricing risks. The Company has also entered into various agreements for the supply of components, and the manufacturing of its products; however, there can be no guarantee that the Company will be able to extend or renew these agreements on similar terms, or at all. Therefore, the Company remains subject to risks of supply shortages.
(d)Indemnifications
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
11.    REVENUE AND SEGMENT DISCLOSURES
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance as a source of the Company’s reportable operating segments. In the first quarter of fiscal 2022, the CODM, who is the Executive Chair and CEO of the Company, began making decisions and assessing the performance of the Company using three operating segments, whereas the CODM previously made decisions and assessed the performance of the Company as a single operating segment.
The CODM does not evaluate operating segments using discrete asset information. The Company does not specifically allocate assets to operating segments for internal reporting purposes.
Segment Disclosures
The Company is now organized and managed as three operating segments: Cyber Security, IoT, and Licensing and Other. Prior year information has been restated to conform to the current year presentation of the Company’s segment information.
The following table shows information by operating segment for the three months ended May 31, 2021 and May 31, 2020:

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

	For the Three Months Ended
	Cyber Security		IoT		Licensing and Other		Segment Totals
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Segment revenue	$107	$119	$43	$29	$24	$58	$174	$206
Segment cost of sales	46	47	7	6	6	8	59	61
Segment gross margin (1)	$61	$72	$36	$23	$18	$50	$115	$145
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.
Cyber Security includes revenue from the Company’s BlackBerry Spark® software platform, BlackBerry® AtHoc, BlackBerry® Alert and SecuSUITE. The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry Spark® Unified Endpoint Security Suite and the BlackBerry Spark® Unified Endpoint Management (“UEM”) Suite, which are also marketed together as the BlackBerry Spark® Suites, offering the Company’s broadest range of tailored cybersecurity and endpoint management options. The BlackBerry Spark UES Suite includes revenue from the Company’s Cylance® artificial intelligence and machine learning-based platform consisting of BlackBerry® Protect, BlackBerry® Optics, BlackBerry® Persona, BlackBerry® Guard managed services and other cybersecurity applications. In addition, the Company offers the BlackBerry Cyber Suite, a UEM-agnostic version of its BlackBerry Spark UES Suite. The BlackBerry Spark UEM Suite includes the Company’s BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Cyber Security revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
IoT includes revenue from BlackBerry QNX®, BlackBerry Certicom®, BlackBerry Radar®, BlackBerry IVY™ and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing and Other includes revenue from the Company’s intellectual property arrangements and settlement awards. Other includes revenue associated with the Company’s legacy service access fees (“SAF”) business.
The following table reconciles total segment gross margin for the three months ended May 31, 2021 and May 31, 2020 to the Company’s consolidated totals:

	Three Months Ended
	May 31, 2021	May 31, 2020
Total segment gross margin	$115	$145
Adjustments (1):
Less: Cost of sales	1	2
Less:
Research & development	57	57
Selling, marketing and administration	73	90
Amortization	46	46
Impairment of goodwill	—	594
Debenture fair value adjustment	(4)	1
Investment loss, net	2	—
Consolidated loss before income taxes	$(60)	$(645)
______________________________
(1) The CODM reviews segment information on an adjusted basis, which excludes certain amounts as described below:
Stock compensation expenses - Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types, as discussed above in “Segment Disclosures”.
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended
	May 31, 2021	May 31, 2020
North America (1)	$111	$150
Europe, Middle East and Africa	45	41
Other regions	18	15
Total	$174	$206

North America (1)	63.8%	72.8%
Europe, Middle East and Africa	25.9%	19.9%
Other regions	10.3%	7.3%
Total	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended
	May 31, 2021	May 31, 2020
Products and services transferred over time	$107	$116
Products and services transferred at a point in time	67	90
Total	$174	$206
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the three months ended May 31, 2021:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2021	$188	$294	$21
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	153	118	5
Decrease due to payment, fulfillment of performance obligations, or other	(181)	(147)	(6)
Decrease, net	(28)	(29)	(1)
Closing balance as at May 31, 2021	$160	$265	$20

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at May 31, 2021 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at May 31, 2021
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$217	$54	$19	$290
Revenue recognized for performance obligations satisfied in prior periods
For the three months ended May 31, 2021, no revenue was recognized for performance obligations satisfied in a prior period (three months ended May 31, 2020 - nil).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	May 31, 2021		February 28, 2021
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$270	$493	$289	$504
United States	1,387	1,903	1,411	1,963
Other	30	325	31	351
	$1,687	$2,721	$1,731	$2,818
Information About Major Customers
There was no customer that comprised more than 10% of the Company’s revenue in the three months ended May 31, 2021 (three months ended May 31, 2020 - one customer that comprised 26% of the Company’s revenue).
12.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended
	May 31, 2021	May 31, 2020
Interest paid during the period	$2	$6
Income taxes paid during the period	1	—
Income tax refunds received during the period	2	1
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2022 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2021, approximately 12% of cash and cash equivalents, 20% of accounts receivable and 52% of accounts payable were denominated in foreign currencies (February 28, 2021 – 20%, 25% and 34%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at May 31, 2021, no single issuer represented more than 13% of the total cash, cash equivalents and investments (February 28, 2021 - no single issuer represented more than 13% of the total cash, cash equivalents and investments), representing cash balances at one of the Company’s banking counterparties.
Liquidity risk
Cash, cash equivalents, and investments were approximately $769 million as at May 31, 2021. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Government subsidies
During the first quarter of fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic, initially running for a thirty-six week period between March and November 2020. The program was subsequently extended to June 2021 and the Government of Canada has proposed plans for an additional extension to September 2021. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. The proposed extension would also include a gradual decrease to the subsidy rate. The Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the three months ended May 31, 2021, recorded $15 million in government subsidies as a reduction to operating expenses in the consolidated statement of operations (May 31, 2020 - $9 million) .

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three months ended May 31, 2021, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2021 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to its revenue in fiscal 2022 and with respect to the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition on a consolidated basis, including its liquidity position;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - COVID-19”, “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended May 31, 2021 compared to the three months ended May 31, 2020 - Revenue - Revenue by Segment” and “Financial Condition - Debenture Financing and Other Funding Sources”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, the ongoing COVID-19 pandemic, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
All of these factors should be considered carefully, and readers should not place undue reliance on the Company’s forward-looking statements. Any statements that are forward-looking statements are intended to enable the Company’s shareholders to view the anticipated performance and prospects of the Company from management’s perspective at the time such statements are made, and they are subject to the risks that are inherent in all forward-looking statements, as described above, as well as difficulties in forecasting the Company’s financial results and performance for future periods, particularly over longer periods, given changes in technology and the Company’s business strategy, evolving industry standards, intense competition and short product life cycles that characterize the industries in which the Company operates. See the “Strategy” subsection in Part I, Item 1 “Business” of the Annual Report.
The Company has no intention and undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
Business Overview
The Company provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 500 million endpoints including more than 195 million vehicles. Based in Waterloo, Ontario, the Company leverages artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption, and embedded systems.

Strategy
The Company is widely recognized for its intelligent security software and services and believes that it delivers the broadest set of security capabilities in the market to connect, protect and manage IoT endpoints. The Company leverages its extensive technology portfolio to offer best-in-class cybersecurity, safety and reliability to enterprise customers in government, regulated and other core industries, as well as to original equipment manufacturers in automotive, medical, industrial and other verticals.
The Company’s goal is to offer smarter security solutions that are more effective, require fewer resources to support and produce a better return on investment for customers than competing offerings. To achieve this vision, the Company continues to extend the functionality of its AI-focused BlackBerry Spark® software platform and safety-certified QNX Neutrino® real time operating system, and is commercializing its new BlackBerry IVY™ intelligent vehicle data platform..
The Company’s go-to-market strategy is focused on generating revenue from enterprise software, services and licensing as well as from embedded software designs with leading OEMs and Tier 1 suppliers. The Company intends to drive revenue growth and to achieve margins that are consistent with those of other enterprise software companies.
Products and Services
The Company has multiple products and services from which it derives revenue, which are structured in three groups: Cyber Security, IoT (collectively with Cyber Security, “Software & Services”) and Licensing and Other.
Cyber Security
The Cyber Security business consists of BlackBerry Spark, BlackBerry® AtHoc®, BlackBerry Alert and SecuSUITE.
The Company’s core secure software and services offering is its BlackBerry Spark software platform, which integrates a unified endpoint security (“UES”) layer with BlackBerry unified endpoint management (“UEM”) to enable secure endpoint communications in a zero trust environment. BlackBerry UES is a set of complementary cybersecurity products offering endpoint protection platform (“EPP”), endpoint detection and response (“EDR”), mobile threat defense (“MTD”), zero-trust network access (“ZTNA”), and user and entity behavior analytics (“UEBA”) capabilities. The BlackBerry Spark platform is informed by the Company’s AI and machine learning capabilities, continuous innovations, professional cybersecurity services, industry partnerships and academic collaborations. The Company is currently executing on a robust schedule of product launches for BlackBerry Spark to deliver on the Company’s extended detection and response (“XDR”) strategy, which aims to use security telemetry data from the platform’s full range of natively-integrated products to provide deep contextual insights for more powerful threat detection and response. This comprehensive security strategy for BlackBerry Spark is designed to operate on a single agent across all endpoints, to be administered from a single console, to leverage a single crowd-sourced threat data lake and to be managed in one cloud environment. BlackBerry Spark solutions are available through the BlackBerry Spark® Unified Endpoint Security Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suites, offering the Company’s most comprehensive range of tailored cybersecurity and endpoint management options.
The BlackBerry Spark UES Suite offers leading Cylance® AI and machine learning-based cybersecurity solutions, including: BlackBerry® Protect, an EPP and available MTD solution that uses machine learning to prevent suspicious behavior and the execution of malicious code on an endpoint; BlackBerry® Optics, an EDR solution that provides both visibility into and prevention of malicious activity on an endpoint; BlackBerry® Guard, a managed detection and response solution that provides 24/7 threat hunting and monitoring; BlackBerry® Gateway, a cloud-native ZTNA solution that monitors suspicious network activity; and BlackBerry® Persona, a UEBA solution that provides continuous authentication by validating user identity in real time. The combined platform features industry-leading threat prevention modules to help organizations cope with the significant growth of cyberattacks. The Company also offers incident response, compromised assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks.
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
IoT
The IoT business consists of BlackBerry Technology Solutions (“BTS”) and BlackBerry IVY.
The principal component of BTS is BlackBerry QNX, a global provider of real-time operating systems, hypervisors, middleware, development tools, and professional services for connected embedded systems in the automotive, medical, industrial automation and other markets. A recognized leader in automotive software, BlackBerry QNX offers a growing portfolio of safety-certified, secure and reliable platform solutions and is focused on achieving design wins with automotive original equipment manufacturers (“OEMs”), Tier 1 vendors and automotive semiconductor suppliers. These solutions include the Neutrino® operating system and the BlackBerry QNX® CAR platform, the most advanced embedded software platform for the autonomous vehicle market, as well as other products designed to alleviate the challenges of compliance with ISO 26262, the automotive industry’s functional safety standard. Additionally, the Company’s secure automotive over-the-air software update management service allows OEMs to manage the life cycle of the software and security in their vehicles.
The Company entered into an agreement with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. BlackBerry IVY will allow automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning to generate and share predictive insights and inferences. Automakers and developers will be able to use this information to create responsive in-vehicle services that enhance driver and passenger experiences. BlackBerry IVY will support multiple vehicle operating systems and multi-cloud deployments in order to ensure compatibility across vehicle models and brands. The Company expects to release an early access version of BlackBerry IVY in October 2021, followed by a commercial release in February 2022 with installations of BlackBerry IVY to begin in 2023 model year vehicles.
BlackBerry QNX is also a preferred supplier of embedded systems for companies building medical devices, train-control systems, industrial robots, hardware security modules, building automation systems, green energy solutions, and other mission-critical applications.
In addition to BlackBerry QNX, BTS includes BlackBerry Certicom® cryptography and key management products, the BlackBerry Radar® asset monitoring solution, and BlackBerry Jarvis™.
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
BlackBerry Jarvis is a cloud-based binary static application security testing platform that identifies vulnerabilities in deployed binary software used in automobiles and other embedded applications, and BlackBerry Messenger (BBM®) Enterprise is an enterprise-grade secure instant messaging solution for messaging, voice and video.
The BlackBerry Spark and IoT groups are both complemented by the enterprise and cybersecurity consulting services offered by the Company’s BlackBerry® Professional Services business. BlackBerry Professional Services provides platform-agnostic strategies to address mobility-based challenges, providing expert deployment support, end-to-end delivery (from system design to user training), application consulting, and experienced project management. The Company’s cybersecurity consulting services and tools, combined with its other security solutions, help customers identify the latest cybersecurity threats, test for vulnerabilities, develop risk-appropriate mitigations, maintain IT security standards and techniques, and defend against the risk of future attacks.

Licensing and Other
Licensing and Other consists primarily of the Company’s patent licensing business and legacy service access fees (“SAF”).
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
Recent Developments
The Company continued to execute on its strategy in fiscal 2022 and announced the following achievements:
Products and Innovation:
•Launched BlackBerry Optics 3.0, the Company’s next-generation cloud-based EDR solution and BlackBerry Gateway, the Company’s first AI-empowered ZTNA product;
•Announced that Frost & Sullivan named BlackBerry IVY an industry-leading cloud software platform for automakers and smart cities;
•Announced that BlackBerry AtHoc won the Frost & Sullivan 2021 Technology Innovation Leadership Award for safe city solutions; and
•Announced that Frost & Sullivan named BlackBerry an innovator in its US Healthcare Cybersecurity Market report.
Customers and Partners:
•Announced that BlackBerry QNX software is embedded in over 195 million vehicles;
•Announced that Volvo Group has selected BlackBerry QNX for its Dynamic Software Platform;
•Announced that WM Motor has chosen BlackBerry QNX technologies to power its W6 all-electric SUV;
•Announced that the QNX Neutrino operating system has been adopted in a new digital LCD cluster jointly developed with BiTech Automotive (Wuhu) Co., Ltd. for Changan Automobile’s new SUV, the UNI-K;
•Launched the BlackBerry IVY Advisory Council to help shape and advise the BlackBerry IVY application development community and drive use case generation;
•Announced that the Government of Canada has selected BlackBerry for their secure productivity and secure communications needs;
•Announced that BlackBerry and IBM Canada have established a new partnership to bring BlackBerry’s industry leading BlackBerry Spark platform to organizations across Canada;
•Announced BlackBerry QNX and Carleton University have joined forces in a $21 million partnership to train next generation of software engineers; and
•Announced that BlackBerry and the University of Waterloo have expanded their partnership to create a new joint innovation program.
Environmental, Sustainability and Corporate Governance:
•Promoted President Tom Eacobacci to BlackBerry President and Chief Operating Officer;
•Appointed Mattias Eriksson as President and General Manager of IoT; and
•Announced that the Company was named one of Canada’s Greenest Employers for sixth year in a row.

Segment Reporting
As disclosed in Note 11 to the Consolidated Financial Statements, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the chief operating decision maker (“CODM”) for making decisions and assessing performance as a source of the Company’s reportable operating segments. In the first quarter of fiscal 2022, the Company internally reorganized and, as a result, the CODM, who is the Executive Chair and CEO of the Company, began making decisions and assessing the performance of the Company using three operating segments, whereas the Company was previously a single operating segment.
COVID-19
The novel coronavirus (“COVID-19”) pandemic has prompted extraordinary actions by international, federal, state, provincial and local governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world. The COVID-19 pandemic and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, adversely affected workforces, organizations, consumers and economies, which led to an economic downturn and which may cause market volatility and uncertainty in future periods.
The pandemic has disrupted the normal operations of the Company and the businesses of many of the Company’s customers, suppliers and distribution partners. To protect the health and safety of the Company’s employees, contractors, customers and visitors, during the first quarter of fiscal 2022 and throughout most of fiscal 2021, the Company mandated remote working, utilizing virtual meetings and suspending employee travel, to protect the health and safety of its employees, contractors, customers and visitors. The Company also shifted customer, industry and other stakeholder events to virtual-only experiences, and may similarly alter, postpone or cancel other events in the future. The long-term impacts on the Company of substantially remote operations are uncertain.
In response to certain anticipated and ongoing impacts from the COVID-19 pandemic, the Company also implemented a series of temporary cost reduction measures to further preserve financial flexibility. In the first quarter of fiscal 2022, these actions included taking advantage of the broad-based employer relief provided by governments in Canada, the United States and other jurisdictions and the postponement of certain discretionary spending. The Company estimates that savings from temporary cost reduction measures and governmental assistance related to the COVID-19 pandemic will be lower in fiscal 2022 than fiscal 2021 and will primarily depend on the speed and extent of the easing of pandemic-related restrictions and the extent of ongoing government programs.
In fiscal 2022 and fiscal 2021, the economic downturn and uncertainty caused by the COVID-19 pandemic and the measures undertaken to contain its spread negatively affected in particular the Company’s QNX automotive software business, caused volatility in demand for many of the Company’s products and services, adversely affected the ability of the Company’s sales and professional services teams to meet with customers and provide service, negatively impacted expected spending from new customers and increased sales cycle times.
Although the Company experienced higher quarterly Software & Services revenue in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, when the COVID-19 pandemic first materially negatively impacted the Company’s operations, and the Company observed a continued recovery in both automotive design activities and production volumes during the first quarter of fiscal 2022, the COVID-19 pandemic and related global chip shortage have had and, in fiscal 2022, may continue to have a material adverse impact on the Company’s QNX automotive software business in particular and on the Company’s business, results of operations and financial condition on a consolidated basis. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect the Company’s liquidity position.
The ultimate impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on, among other things, the pandemic’s duration and severity, the governmental restrictions that may be sustained or imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the pandemic (including the distribution and efficacy of vaccines, particularly against emergent viral variants), the impact of the global chip shortage and global economic conditions. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.
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

First Quarter Fiscal 2022 Summary Results of Operations
The following table sets forth certain unaudited consolidated statements of operations data for the quarter ended May 31, 2021 compared to the quarter ended May 31, 2020 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	May 31, 2021	May 31, 2020	Change
Revenue	$174	$206	$(32)
Gross margin	114	143	(29)
Operating expenses	172	788	(616)
Investment loss, net	(2)	—	(2)
Loss before income taxes	(60)	(645)	585
Provision for (recovery of) income taxes	2	(9)	11
Net loss	$(62)	$(636)	$574
Loss per share - reported
Basic	$(0.11)	$(1.14)
Diluted	$(0.11)	$(1.14)

Weighted-average number of shares outstanding (000’s)
Basic (1)	567,358	557,839
Diluted (2)	567,358	557,839
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the first quarter of fiscal 2022 and first quarter of fiscal 2021 includes 1,421,945 and 2,802,067 common shares, respectively, to be issued on the anniversary dates of the Cylance acquisition completed on February 21, 2019, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(2)Diluted loss per share on a U.S. GAAP basis for the first quarter of fiscal 2022 and 2021 does not include the dilutive effect of the Debentures (defined below) or stock-based compensation, as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following table shows information by operating segment for the three months ended May 31, 2021 and May 31, 2020. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance of the Company’s reportable operating segments. See “Business Overview” for a description of the Company’s operating segments, as well as Note 11 to the Consolidated Financial Statements.

	For the Three Months Ended (in millions)
	Cyber Security			IoT			Licensing and Other			Segment Totals
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
Segment revenue	$107	$119	$(12)	$43	$29	$14	$24	$58	$(34)	$174	$206	$(32)
Segment cost of sales	46	47	(1)	7	6	1	6	8	(2)	59	61	(2)
Segment gross margin	$61	$72	$(11)	$36	$23	$13	$18	$50	$(32)	$115	$145	$(30)

The following table reconciles the Company’s segment results for the three months ended May 31, 2021 to consolidated U.S. GAAP results:

	For the Three Months Ended May 31, 2021
	(in millions)
	Cyber Security	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$107	$43	$24	$174	$—	$174
Cost of sales (1)	46	7	6	59	1	60
Gross margin	$61	$36	$18	$115	$(1)	$114
Operating expenses					172	172
Investment loss, net					2	2
Loss before income taxes						$(60)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2021.
The following table reconciles the Company’s segment results for the three months ended May 31, 2020 to consolidated U.S. GAAP results:

	For the Three Months Ended May 31, 2020
	(in millions)
	Cyber Security	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$119	$29	$58	$206	$—	$206
Cost of sales (1)	47	6	8	61	2	63
Gross margin	$72	$23	$50	$145	$(2)	$143
Operating expenses					788	788
Loss before income taxes						$(645)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2020.
Financial Highlights
The Company had approximately $769 million in cash, cash equivalents and investments as of May 31, 2021 and $804 million in cash, cash equivalents and investments as of February 28, 2021.
In the first quarter of fiscal 2022, the Company recognized revenue of $174 million and incurred a net loss of $62 million, or $0.11 basic and diluted loss per share on a U.S. GAAP basis. In the first quarter of fiscal 2021, the Company recognized revenue of $206 million and incurred a net loss of $636 million, or $1.14 basic and diluted loss per share on a U.S. GAAP basis.
The Company recognized an adjusted net loss of $27 million, and an adjusted loss of $0.05 per share, in the first quarter of fiscal 2022. The Company recognized adjusted net income of $7 million, and adjusted earnings of $0.01 per share, in the first quarter of fiscal 2021. See “Non-GAAP Financial Measures” below.
Debentures Fair Value Adjustment
As previously disclosed, the Company elected the fair value option to account for its outstanding 1.75% unsecured convertible debentures (the “1.75% Debentures”) and its previously outstanding 3.75% outstanding convertible debentures (the “3.75% Debentures” and collectively, the “Debentures”); therefore, periodic revaluation has been and continues to be required under U.S. GAAP. The fair value adjustment does not impact the terms of the Debentures such as the face value, the redemption features or the conversion price.
As at May 31, 2021, the fair value of the 1.75% Debentures was approximately $715 million, a decrease of approximately $5 million during the first quarter of fiscal 2022. For the three months ended May 31, 2021, the Company recorded non-cash income relating to changes in fair value from instrument specific credit risk of $1 million in Other Comprehensive Income (“OCI”) and non-cash income relating to changes in fair value from non-credit components of $4 million (pre-tax and after tax)

(the “Q1 Fiscal 2022 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations relating to the 1.75% Debentures. See Note 6 to the Consolidated Financial Statements for further details on the 1.75% Debentures.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On June 24, 2021, the Company announced financial results for the three months ended May 31, 2021, which included certain non-GAAP financial measures, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense and adjusted amortization expense.
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP measures provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and is useful in helping management and readers understand the Company’s operating results and underlying operational trends. In the first quarter of fiscal 2022, the Company discontinued its use of software deferred revenue acquired and software deferred commission acquired adjustments in its non-GAAP financial measures due to the quantitative decline in the adjustments over time. For purposes of comparability, the Company’s non-GAAP financial measures for the three months ended May 31, 2020 have been updated to conform to the current year’s presentation.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended May 31, 2021 and May 31, 2020
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense and adjusted amortization expense and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended May 31, 2021 and May 31, 2020 to adjusted financial measures is reflected in the tables below:

For the Three Months Ended (in millions)	May 31, 2021	May 31, 2020
Gross margin	$114	$143
Stock compensation expense	1	2
Adjusted gross margin	$115	$145

Gross margin %	65.5%	69.4%
Stock compensation expense	0.6%	1.0%
Adjusted gross margin %	66.1%	70.4%
Reconciliation of operating expense for the three months ended May 31, 2021, February 28, 2021 and May 31, 2020 to adjusted operating expense is reflected in the tables below:

For the Three Months Ended (in millions)	May 31, 2021	February 28, 2021	May 31, 2020
Operating expense	$172	$465	$788
Restructuring charges	—	—	1
Stock compensation expense	6	16	12
Debenture fair value adjustment (1)	(4)	258	1
Acquired intangibles amortization	32	32	33
Goodwill impairment charge	—	—	594
LLA impairment charge	—	22	—
Adjusted operating expense	$138	$137	$147
______________________________
(1) See “First Quarter Fiscal 2022 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”
Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended May 31, 2021 and May 31, 2020 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the tables below:

For the Three Months Ended (in millions, except per share amounts)	May 31, 2021		May 31, 2020
		Basic earnings (loss) per share		Basic earnings (loss) per share
Net loss	$(62)	$(0.11)	$(636)	$(1.14)
Restructuring charges	—		1
Stock compensation expense	7		14
Debenture fair value adjustment	(4)		1
Acquired intangibles amortization	32		33
Goodwill impairment charge	—		594
Adjusted net income (loss)	$(27)	$(0.05)	$7	$0.01

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended May 31, 2021 and May 31, 2020 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the tables below:

For the Three Months Ended (in millions)	May 31, 2021	May 31, 2020
Research and development	$57	$57
Stock compensation expense	2	3
Adjusted research and development	$55	$54

Selling, marketing and administration	$73	$90
Restructuring charges	—	1
Stock compensation expense	4	9
Adjusted selling, marketing and administration	$69	$80

Amortization	$46	$46
Acquired intangibles amortization	32	33
Adjusted amortization	$14	$13
Adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage and adjusted EBITDA margin percentage for the three months ended May 31, 2021 and May 31, 2020 are reflected in the table below.

For the Three Months Ended (in millions)	May 31, 2021	May 31, 2020
Operating loss	$(58)	$(645)
Non-GAAP adjustments to operating loss
Restructuring charges	—	1
Stock compensation expense	7	14
Debenture fair value adjustment	(4)	1
Acquired intangibles amortization	32	33
Goodwill impairment charge	—	594
Total non-GAAP adjustments to operating loss	35	643
Adjusted operating loss	(23)	(2)
Amortization	49	50
Acquired intangibles amortization	(32)	(33)
Adjusted EBITDA	$(6)	$15

Revenue	$174	$206
Adjusted operating loss margin % (1)	(13%)	(1%)
Adjusted EBITDA margin % (2)	(3%)	7%
______________________________
(1) Adjusted operating loss margin % is calculated by dividing adjusted operating loss by revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimate future performance. Readers are cautioned that annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), QNX Royalty Revenue Backlog, billings, recurring revenue percentage, and free cash flow do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies. In the first quarter of fiscal 2022, the Company discontinued its use of software deferred revenue acquired in its key metrics as the Company no longer reports non-GAAP revenue. For purposes of comparability, the

Company’s key metrics for the three months ended February 28, 2021 and May 31, 2020 have been updated to conform to the current year’s presentation.
Comparative breakdowns of the key metrics for the three months ended May 31, 2021 and May 31, 2020 are set forth below.

For the Three Months Ended (in millions)	May 31, 2021	May 31, 2020	Change
Annual Recurring Revenue
Cyber Security	$364	$370	$(6)
IoT	$86	$103	$(17)
Dollar-Based Net Retention Rate
Cyber Security	94%	101%	(7%)
QNX Royalty Revenue Backlog	$490	$450	$40
Recurring Software Product Revenue	~ 90%	> 90%
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Cyber Security ARR was approximately $364 million in the first quarter of fiscal 2022 and decreased compared to $370 million in the first quarter of fiscal 2021 and decreased compared to $369 million in the fourth quarter of fiscal 2021.
IoT ARR was approximately $86 million in the first quarter of fiscal 2022 and decreased compared to $103 million the first quarter of fiscal 2021 and increased compared to $84 million in the fourth quarter of fiscal 2021.
The Company previously stated that it expected to see the negative impact of COVID-19 on IoT ARR until early in fiscal 2022, as the Company returns to its normal revenue run rate. The Company now expects that IoT revenue will return to a normal run-rate by the end of fiscal 2022 due to the reasons discussed below in “Revenue by Segment” and expects to see a negative impact from the global chip shortage on IoT ARR until the end of fiscal 2022.
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
Cyber Security DBNRR was 94% in the first quarter of fiscal 2022 and decreased compared to 101% in first quarter of fiscal 2021 and decreased compared to 95% in the fourth quarter of fiscal 2021.
QNX Royalty Revenue Backlog
The Company defines the royalty revenue backlog of its QNX business as estimated future revenue from variable forecasted royalties related to the QNX business. The estimation of forecasted royalties is based on QNX’s royalty rates and on customer projections of anticipated volumes over the lifetime of a design, in each case as of when the design win was awarded. The QNX royalty revenue backlog is calculated annually, is not based on current projections of volumes and may not be indicative of actual future revenue. The revenue that the Company will recognize is subject to several factors, including actual volumes and potential terminations or modifications to customer contracts.
The Company’s QNX royalty revenue backlog was approximately $490 million at the end of the first quarter of fiscal 2022 and increased compared $450 million at the end of the first quarter of fiscal 2021.
Billings
The Company defines billings as amounts invoiced less credits issued. The Company considers billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Total Company billings decreased in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 and compared to the fourth quarter of fiscal 2021.

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
Total adjusted Software and Services product revenue, excluding professional services, was approximately 90% recurring in the first quarter of fiscal 2022 and decreased from greater than 90% recurring in the first quarter of fiscal 2021 due to product mix.
Free Cash Flow
Free cash flow is a measure of liquidity calculated as net operating cash flow minus capital expenditures. Free cash flow does not have any standardized meaning as prescribed by U.S. GAAP and therefore may not be comparable to similar measures presented by other companies. The Company uses free cash flow when assessing its sources of liquidity, capital resources, and quality of earnings. Free cash flow is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. For the three months ended May 31, 2021, the Company’s net cash used in operating activities was $33 million and capital expenditures were $2 million, resulting in the Company reporting free cash usage of $35 million compared to net cash used in operating activities of $31 million, capital expenditures of $1 million, and free cash usage of $32 million for the three months ended May 31, 2020.

Results of Operations - Three months ended May 31, 2021 compared to the three months ended May 31, 2020
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	May 31, 2021	May 31, 2020	Change
Revenue by Segment
Cyber Security	$107	$119	$(12)
IoT	43	29	14
Licensing and Other	24	58	(34)
	$174	$206	$(32)

% Revenue by Segment
Cyber Security	61.5%	57.8%
IoT	24.7%	14.0%
Licensing and Other	13.8%	28.2%
	100.0%	100.0%
Cyber Security
Cyber Security revenue was $107 million, or 61.5% of revenue, in the first quarter of fiscal 2022, a decrease of $12 million compared to $119 million, or 57.8% of revenue, in the first quarter of fiscal 2021. The decrease in Cyber Security revenue of $12 million was primarily due to a decrease of $9 million relating to product revenue in BlackBerry Spark and a decrease of $3 million relating to professional services, partially offset by an increase of $3 million related to the sale of Secusmart solutions.
The Company previously stated that it expected Cyber Security revenue to be between $495 million and $515 million in fiscal 2022. The Company now expects Cyber Security revenue to be towards the lower end of $495 million and $515 million in fiscal 2022 due to billings growth being more heavily weighted to the second half of the year.
IoT
IoT revenue was $43 million, or 24.7% of revenue, in the first quarter of fiscal 2022, an increase of $14 million compared to $29 million, or 14.0% of revenue, in the first quarter of fiscal 2021. The increase in IoT revenue of $14 million was primarily due to an increase of $7 million in BlackBerry QNX royalty revenue due to the partial recovery of the automotive market from the slowdown related to the COVID-19 pandemic in first quarter of fiscal 2021, an increase of $5 million in development seat revenue and an increase of $1 million in BlackBerry Radar revenue.
The Company previously stated that, assuming that the global chip shortage has been alleviated by the middle of fiscal 2022, it expects that BTS revenue will return to a pre-pandemic run-rate of approximately $50 million per quarter by that time and will be between $180 million and $200 million for fiscal 2022 as a whole. The Company now expects that IoT revenue will return to a run-rate of approximately $50 million per quarter by the end of fiscal 2022, primarily due to the negative impact of the global chip shortage on BlackBerry QNX royalty revenue in the first half of fiscal 2022.
Licensing and Other
Licensing and Other revenue was $24 million, or 13.8% of revenue, in the first quarter of fiscal 2022, a decrease of $34 million compared to $58 million, or 28.2% of revenue, in the first quarter of fiscal 2021. The decrease in Licensing and Other revenue of $34 million was primarily due to a decrease in revenue from the Company’s intellectual property licensing arrangements including its patent licensing agreement with Teletry.

Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	May 31, 2021	May 31, 2020	Change
Revenue by Geography
North America	$111	$150	$(39)
Europe, Middle East and Africa	45	41	4
Other regions	18	15	3
	$174	$206	$(32)

% Revenue by Geography
North America	63.8%	72.8%
Europe, Middle East and Africa	25.9%	19.9%
Other regions	10.3%	7.3%
	100.0%	100.0%
North America Revenue
Revenue in North America was $111 million, or 63.8% of revenue, in the first quarter of fiscal 2022, reflecting a decrease of $39 million compared to $150 million, or 72.8% of revenue, in the first quarter of fiscal 2021. Revenue in North America decreased compared to the first quarter of fiscal 2021 primarily due to a decrease of $34 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $9 million in product revenue in BlackBerry Spark and a decrease of $2 million relating to professional services, partially offset by an increase of $5 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $45 million or 25.9% of revenue in the first quarter of fiscal 2022, reflecting an increase of $4 million compared to $41 million or 19.9% of revenue in the first quarter of fiscal 2021. The increase in revenue is primarily due to an increase of $2 million related to the sale of Secusmart solutions, an increase of $2 million in development seat revenue and an increase of $1 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”.
Other Regions Revenue
Revenue in other regions was $18 million or 10.3% of revenue in the first quarter of fiscal 2022, reflecting an increase of $3 million compared to $15 million or 7.3% of revenue in the first quarter of fiscal 2021. The increase in revenue is primarily due to an increase of $2 million in development seat revenue and an increase of $1 million in product revenue in BlackBerry Spark.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $29 million to approximately $114 million in the first quarter of fiscal 2022 from $143 million in the first quarter of fiscal 2021. The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 3.9% to approximately 65.5% of consolidated revenue in the first quarter of fiscal 2022 from 69.4% of consolidated revenue in the first quarter of fiscal 2021. The decrease was primarily due to a lower gross margin contribution from Licensing and Other due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”.

Gross Margin by Segment
See “Business Overview” and “First Quarter Fiscal 2022 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cyber Security			IoT			Licensing and Other			Segment Totals
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
Segment revenue	$107	$119	$(12)	$43	$29	$14	$24	$58	$(34)	$174	$206	$(32)
Segment cost of sales	46	47	(1)	7	6	1	6	8	(2)	59	61	(2)
Segment gross margin	$61	$72	$(11)	$36	$23	$13	$18	$50	$(32)	$115	$145	$(30)
Segment gross margin %	57%	61%	(4%)	84%	79%	5%	75%	86%	(11%)	66%	70%	(4%)
Cyber Security
Cyber Security gross margin decreased by $11 million to approximately $61 million in the first quarter of fiscal 2022 from $72 million in the first quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Cyber Security gross margin percentage decreased by 4% to approximately 57% of Cyber Security revenue in the first quarter of fiscal 2022 from 61% of Cyber Security revenue in the first quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.
IoT
IoT gross margin increased by $13 million to approximately $36 million in the first quarter of fiscal 2022 from $23 million in the first quarter of fiscal 2021. The increase was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
IoT gross margin percentage increased by 5% to approximately 84% of IoT revenue in the first quarter of fiscal 2022 from 79% of IoT revenue in the first quarter of fiscal 2021. The increase was primarily due an increase in BlackBerry QNX royalty revenue, which has a higher relative gross margin percentage, due to the reasons discussed above in “Revenue by Segment”.
Licensing and Other
Licensing and Other gross margin decreased by $32 million to approximately $18 million in the first quarter of fiscal 2022 from $50 million in the first quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other gross margin percentage decreased by 11% to approximately 75% of Licensing and Other revenue in the first quarter of fiscal 2022 from 86% of Licensing and Other revenue in the first quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended May 31, 2021, compared to the quarter ended February 28, 2021 and the quarter ended May 31, 2020. The Company believes it is meaningful to provide a sequential comparison between the first quarter of fiscal 2022 and the fourth quarter of fiscal 2021.

	For the Three Months Ended (in millions)
	May 31, 2021	February 28, 2021	May 31, 2020
Revenue	$174	$210	$206
Operating expenses
Research and development	57	48	57
Selling, marketing and administration	73	92	90
Amortization	46	45	46
Impairment of long-lived assets	—	22	—
Impairment of goodwill	—	—	594
Debentures fair value adjustment	(4)	258	1
Total	$172	$465	$788

Operating Expenses as % of Revenue
Research and development	32.8%	22.9%	27.7%
Selling, marketing and administration	42.0%	43.8%	43.7%
Amortization	26.4%	21.4%	22.3%
Impairment of long-lived assets	—%	10.5%	—%
Impairment of goodwill	—%	—%	288.3%
Debentures fair value adjustment	(2.3%)	122.9%	0.5%
Total	98.9%	221.4%	382.5%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2021, February 28, 2021 and May 31, 2020.
U.S. GAAP Operating Expenses
Operating expenses decreased by $293 million, or 63.0%, to $172 million, or 98.9% of revenue, in the first quarter of fiscal 2022, compared to $465 million, or 221.4% of revenue, in the fourth quarter of fiscal 2021. The decrease was primarily attributable to the difference between the Q1 Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the fourth quarter of fiscal 2021 of $262 million, a decrease of $22 million in impairment of long-lived assets in the fourth quarter of fiscal 2021 which did not recur, a decrease of $10 million in stock compensation expenses and a decrease of $6 million in the Company’s deferred share unit costs, partially offset by an increase of $11 million in variable incentive plan costs.
Operating expenses decreased by $616 million, or 78.2%, to $172 million, or 98.9% of revenue, in the first quarter of fiscal 2022, compared to $788 million, or 382.5% of revenue, in the first quarter of fiscal 2021. The decrease was primarily attributable to goodwill impairment of $594 million in the first quarter of fiscal 2021 which did not recur, a decrease of $7 million in stock compensation expenses, an increase in benefits of $6 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy (“CEWS”) program to support the business through the COVID-19 pandemic, and the difference between the Q1 Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the first quarter of fiscal 2021 of $5 million, partially offset by an increase of $5 million in legal expenses.
Adjusted Operating Expenses
Adjusted operating expenses increased by $1 million, or 0.7%, to $138 million in the first quarter of fiscal 2022 compared to $137 million in the fourth quarter of fiscal 2021. The increase was primarily attributable to an increase of $11 million in variable incentive plan costs and an increase of $4 million in salaries and benefits expenses, partially offset by a decrease of $6 million in the Company’s deferred share unit costs, a decrease of $5 million in professional service expenses, and a decrease of $2 million in legal expenses.
Adjusted operating expenses decreased by $9 million, or 6.1%, to $138 million in the first quarter of fiscal 2022, compared to $147 million in the first quarter of fiscal 2021. The decrease was primarily attributable to the increase in benefits of $6 million in CEWS funding, a decrease of $3 million in salaries and benefits expenses, favorable foreign currency translation of $2 million and a decrease of $2 million in operating lease costs, partially offset by an increase of $5 million in legal expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses were $57 million in the first quarter of fiscal 2022, consistent with $57 million in the first quarter of fiscal 2021. A decrease of $1 million in stock compensation expense was offset by a decrease of $1 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in BlackBerry QNX.
Adjusted research and development expenses increased by $1 million, or 1.9%, to $55 million in the first quarter of fiscal 2022 compared to $54 million in the first quarter of fiscal 2021. The increase was primarily due to a decrease of $1 million in SIF claims.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $17 million, or 18.9%, to $73 million in the first quarter of fiscal 2022 compared to $90 million in the first quarter of fiscal 2021. This decrease was primarily attributable to the increase in benefits of $6 million in CEWS funding, a decrease of $6 million in stock compensation expenses, a decrease of $3 million in salaries and benefits expenses, favorable foreign currency translation of $2 million and a decrease of $2 million in operating lease costs, partially offset by an increase of $5 million in legal expenses.
Adjusted selling, marketing and administration expenses decreased by $11 million, or 13.8%, to $69 million in the first quarter of fiscal 2022 compared to $80 million in the first quarter of fiscal 2021. This decrease was primarily attributable to the benefit of $6 million in CEWS funding, a decrease of $3 million in salaries and benefits expenses, a favorable foreign currency translation of $2 million and a decrease of $2 million in operating lease costs, partially offset by an increase of $5 million in legal expenses.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended May 31, 2021 compared to the quarter ended May 31, 2020. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	May 31, 2021	May 31, 2020	Change
Property, plant and equipment	$3	$4	$(1)
Intangible assets	43	42	1
Total	$46	$46	$—

	Included in Cost of Sales
	May 31, 2021	May 31, 2020	Change
Property, plant and equipment	$1	$1	$—
Intangible assets	2	3	(1)
Total	$3	$4	$(1)

Amortization included in Operating Expense
Amortization expense relating to property, plant and equipment and certain intangible assets was $46 million in the first quarter of fiscal 2022, consistent with $46 million in the first quarter of fiscal 2021.
Adjusted amortization increased by $1 million to $14 million in the first quarter of fiscal 2022 compared to $13 million in the first quarter of fiscal 2021 due to a decrease in the non-GAAP adjustment of acquired intangibles amortization to $32 million in the first quarter of fiscal 2022 from $33 million in the first quarter of fiscal 2021.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations decreased by $1 million to $3 million in the first quarter of fiscal 2022 compared to $4 million in the first quarter of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Investment Loss, Net
Investment loss, net, which includes the interest expense from the 1.75% Debentures, increased by $2 million to an investment loss, net of $2 million in the first quarter of fiscal 2022, compared to investment loss, net of nil in the first quarter of fiscal 2021. The increase in investment loss, net is primarily due to a lower yield on cash and investments and a lower cash and investments balance compared to the first quarter of fiscal 2021 as a result of the redemption of the 3.75% Debentures and issuance of the 1.75% Debentures, partially offset by a decrease in interest expense from the Debentures.
Income Taxes
For the first quarter of fiscal 2022, the Company’s net effective income tax expense rate was approximately 3%, compared to an effective income tax recovery rate of approximately 1% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the first quarter of fiscal 2022 was $62 million, or $0.11 basic and diluted loss per share on a U.S. GAAP basis, reflecting a decrease in net loss of $574 million compared to a net loss of $636 million, or $1.14 basic and diluted loss per share, in the first quarter of fiscal 2021. The decrease in net loss of $574 million was primarily due to a decrease in operating expenses due to the goodwill impairment in the first quarter of fiscal 2021 that did not recur, as described above in “Operating Expenses”, partially offset by a decrease in revenue, as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss was $27 million in the first quarter of fiscal 2022 compared to adjusted net income of $7 million in the first quarter of fiscal 2021, reflecting a decrease in adjusted net income of $34 million primarily due to a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in operating expenses as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 567 million common shares for basic and diluted loss per share for the first quarter of fiscal 2022. The weighted average number of shares outstanding was 558 million common shares for basic loss and diluted loss per share for the first quarter of fiscal 2021.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $35 million to $769 million as at May 31, 2021 from $804 million as at February 28, 2021, primarily as a result of changes in working capital. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at May 31, 2021.

A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	May 31, 2021	February 28, 2021	Change
Cash and cash equivalents	$339	$214	$125
Restricted cash equivalents and restricted short-term investments	29	28	1
Short-term investments	364	525	(161)
Long-term investments	37	37	—
Cash, cash equivalents, and investments	$769	$804	$(35)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	May 31, 2021	February 28, 2021	Change
Current assets	$953	$1,006	$(53)
Current liabilities	402	429	(27)
Working capital	$551	$577	$(26)
Current Assets
The decrease in current assets of $53 million at the end of the first quarter of fiscal 2022 from the end of fourth quarter of fiscal 2021 was primarily due to a decrease in short term investments of $161 million, and accounts receivable, net of allowance of $29 million, partially offset by an increase in cash and cash equivalents of $125 million, an increase in other current assets of $11 million, and an increase in other receivables of $1 million.
At May 31, 2021, accounts receivable was $153 million, a decrease of $29 million from February 28, 2021. The decrease was primarily due to lower revenue recognized over the three months ended May 31, 2021 compared to the three months ended February 28, 2021, partially offset by an increase in days sales outstanding to 89 days at the end of the first quarter of fiscal 2022 from 85 days at the end of the fourth quarter of fiscal 2021.
At May 31, 2021, other current assets was $61 million, an increase of $11 million from February 28, 2021. The increase was primarily due to an increase in inventory of $3 million, an increase of $3 million in prepaid insurance, an increase of $2 million in prepaid maintenance, and an increase of $2 million in derivative assets.
At May 31, 2021, other receivables increased by $1 million to $26 million compared to $25 million as at February 28, 2021. The increase was primarily due to an increase of $1 million relating to the SIF claims, and an increase of $1 million in GST and VAT receivables, partially offset by a decrease of $1 million relating to the CEWS program.
Current Liabilities
The decrease in current liabilities of $27 million at the end of the first quarter of 2022 from the end of the fourth quarter of fiscal 2021 was primarily due to a decrease in deferred revenue of $17 million, and a decrease in accrued liabilities of $14 million, partially offset by an increase in income taxes payable of $2 million and an increase in accounts payable of $2 million.
Deferred revenue, current was $208 million, which reflects a decrease of $17 million compared to February 28, 2021 that was attributable to a $12 million decrease in deferred revenue, current related to BlackBerry Spark and $4 million related to BlackBerry AtHoc, partially offset by an increase of $1 million in deferred revenue, current related to BlackBerry QNX.
Accrued liabilities were $164 million, reflecting a decrease of $14 million compared to February 28, 2021, which was primarily attributable to a $8 million decrease in variable incentive plan costs and a decrease of $5 million in payroll accrual.
Income taxes payable were $8 million, reflecting a decrease of $2 million compared to February 28, 2021, which was primarily attributable to the reversal of uncertain tax positions.
Accounts payable were $22 million, reflecting an increase of $2 million from February 28, 2021, which was primarily due to timing of payments of accounts payable.

Cash flows for the three months ended May 31, 2021 compared to the three months ended May 31, 2020 were as follows:

	For the Three Months Ended
	(in millions)
	May 31, 2021	May 31, 2020	Change
Net cash flows provided by (used in):
Operating activities	$(33)	$(31)	$(2)
Investing activities	176	(39)	215
Financing activities	4	4	—
Effect of foreign exchange gain on cash and cash equivalents	3	—	3
Net increase (decrease) in cash and cash equivalents	$150	$(66)	$216
Operating Activities
The increase in net cash flows used in operating activities of $2 million primarily reflects the net changes in working capital.
Investing Activities
During the three months ended May 31, 2021, cash flows provided by investing activities were $176 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $184 million, offset by cash used in the acquisition of intangible assets of $6 million, and the acquisition of property, plant and equipment of $2 million. For the same period in the prior fiscal year, cash flows used in investing activities were $39 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $30 million, intangible asset additions of $8 million, and acquisitions of property, plant and equipment of $1 million.
Financing Activities
The increase in cash flows provided by financing activities of $4 million was consistent with the first three months of fiscal 2021 and included common shares issued for stock options exercised and under the employee share purchase plan.
Aggregate Contractual Obligations
The following table sets out aggregate information about the Company’s contractual obligations and the periods in which payments are due as at May 31, 2021:

	(in millions)
	Total	Less than One Year	One to Three Years	Four to Five Years	Greater than Five Years
Operating lease obligations	$127	$36	$50	$27	$14
Purchase obligations and commitments	186	130	56	—	—
Debt interest and principal payments	382	6	376	—	—
Total	$695	$172	$482	$27	$14
Purchase obligations and commitments amounted to approximately $695 million as at May 31, 2021, including the principal amount of the 1.75% Debentures of $365 million and operating lease obligations of $127 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at May 31, 2021 increased by approximately $19 million as compared to the February 28, 2021 balance of approximately $676 million, which was attributable to an increase in purchase obligations and commitments, partially offset by a decrease in operating lease obligations.
Debenture Financing and Other Funding Sources
See Note 6 to the Consolidated Financial Statements for a description of the Debentures.
The Company has $29 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.

Cash, cash equivalents, and investments were approximately $769 million as at May 31, 2021. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or under applicable Canadian securities laws.
Accounting Policies and Critical Accounting Estimates
There have been no changes to the Company’s accounting policies or critical accounting estimates from those described under “Accounting Policies and Critical Accounting Estimates” in the Annual MD&A.
See Note 2 to the Consolidated Financial Statements for accounting pronouncements not yet adopted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2022 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2021, approximately 12% of cash and cash equivalents, 20% of accounts receivables and 52% of accounts payable were denominated in foreign currencies (February 28, 2021 – 20%, 25% and 34%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at May 31, 2021 (after hedging activities), the impact to the Company would be immaterial.
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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at May 31, 2021 was $9 million (February 28, 2021 - $10 million). There was one customer that comprised more than 10% of accounts receivable as at May 31, 2021 (February 28, 2021 - one customer that comprised more than 10%). During the first quarter of fiscal 2022, the percentage of the Company’s receivable balance that was past due increased by 6.0% compared to the fourth quarter of fiscal 2021. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was no customer that comprised more than 10% of the Company’s revenue in the three months ended May 31, 2021 (three months ended May 31, 2020 - one customer that comprised 26% of the Company’s revenue).
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
ITEM 4. CONTROLS AND PROCEDURES
As of May 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended May 31, 2021, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*†	Amended and restated employment agreement with Tom Eacobacci, dated May 3, 2021
10.2*†	Employment agreement with Marjorie Dickman, dated January 6, 2020 and amended employment agreement, dated January 4, 2021
10.3*†	Time-based restricted share unit agreement with Tom Eacobacci, dated June 15, 2020
10.4*†	Performance-based restricted share unit agreement with Tom Eacobacci, dated June 15, 2020
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document

101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: June 25, 2021	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)