Form 10-Q
period 2021-08-31
BLACKBERRY Ltd
filed 2021-09-23
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021

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
Yes ☐   No  ☒

The registrant had 567,010,674 common shares issued and outstanding as of September 20, 2021.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	August 31, 2021	February 28, 2021
Assets
Current
Cash and cash equivalents (note 3)	$291	$214
Short-term investments (note 3)	416	525
Accounts receivable, net of allowance of $9 and $10, respectively (note 4)	121	182
Other receivables	23	25
Income taxes receivable	9	10
Other current assets (note 4)	50	50
	910	1,006
Restricted cash equivalents and restricted short-term investments (note 3)	27	28
Long-term investments (note 3)	38	37
Other long-term assets (note 4)	13	16
Operating lease right-of-use assets, net	57	63
Property, plant and equipment, net (note 4)	44	48
Goodwill (note 4)	848	849
Intangible assets, net (note 4)	695	771
	$2,632	$2,818
Liabilities
Current
Accounts payable	$22	$20
Accrued liabilities (note 4)	174	178
Income taxes payable (note 5)	9	6
Deferred revenue, current (note 11)	198	225
	403	429
Deferred revenue, non-current (note 11)	46	69
Operating lease liabilities	79	90
Other long-term liabilities (note 4)	4	6
Long-term debentures (note 6)	782	720
	1,314	1,314
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 566,994,978 voting common shares (February 28, 2021 - 565,505,328 )	2,845	2,823
Deficit	(1,512)	(1,306)
Accumulated other comprehensive loss (note 9)	(15)	(13)
	1,318	1,504
	$2,632	$2,818
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Barbara Stymiest
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended August 31, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2021	$2,834	$(1,368)	$(10)	$1,456
Net loss	—	(144)	—	(144)
Other comprehensive loss	—	—	(5)	(5)
Stock-based compensation	10	—	—	10
Shares issued:
Exercise of stock options	1	—	—	1
Balance as at August 31, 2021	$2,845	$(1,512)	$(15)	$1,318

	Three Months Ended August 31, 2020
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2020	$2,777	$(838)	$(26)	$1,913
Net loss	—	(23)	—	(23)
Other comprehensive income	—	—	13	13
Stock-based compensation	9	—	—	9
Shares issued:
Exercise of stock options	2	—	—	2
Balance as at August 31, 2020	$2,788	$(861)	$(13)	$1,914

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Six Months Ended August 31, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2021	$2,823	$(1,306)	$(13)	$1,504
Net loss	—	(206)	—	(206)
Other comprehensive loss	—	—	(2)	(2)
Stock-based compensation (note 7)	17	—	—	17
Shares issued:
Exercise of stock options (note 7)	2	—	—	2
Employee share purchase plan (note 7)	3	—	—	3
Balance as at August 31, 2021	$2,845	$(1,512)	$(15)	$1,318

	Six Months Ended August 31, 2020
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2020	$2,760	$(198)	$(33)	$2,529
Net loss	—	(659)	—	(659)
Other comprehensive income	—	—	20	20
Cumulative impact of adoption of ASC 326	—	(4)	—	(4)
Stock-based compensation	22	—	—	22
Shares issued:
Exercise of stock options	3	—	—	3
Employee share purchase plan	3	—	—	3
Balance as at August 31, 2020	$2,788	$(861)	$(13)	$1,914

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenue (note 11)	$175	$259	$349	$465
Cost of sales	63	60	123	123
Gross margin	112	199	226	342

Operating expenses
Research and development	58	57	115	114
Selling, marketing and administration	83	79	156	169
Amortization	45	46	91	92
Impairment of goodwill (note 3)	—	—	—	594
Impairment of long-lived assets	—	21	—	21
Debentures fair value adjustment (note 6)	67	18	63	19
	253	221	425	1,009
Operating loss	(141)	(22)	(199)	(667)
Investment loss, net	(1)	(5)	(3)	(5)
Loss before income taxes	(142)	(27)	(202)	(672)
Provision for (recovery of) income taxes (note 5)	2	(4)	4	(13)
Net loss	$(144)	$(23)	$(206)	$(659)
Loss per share (note 8)
Basic	$(0.25)	$(0.04)	$(0.36)	$(1.18)
Diluted	$(0.25)	$(0.04)	$(0.36)	$(1.18)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net loss	$(144)	$(23)	$(206)	$(659)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and six months ended August 31, 2021 and August 31, 2020 (note 9)	(2)	4	(1)	3
Foreign currency translation adjustment, net of income taxes of nil for the three and six months ended August 31, 2021 (net of income taxes of $1 million and $1 million respectively, for the three and six months ended August 31,2020)	(3)	2	(2)	3
Net change in fair value from instrument-specific credit risk on the Debentures, net of income taxes of nil for the three and six months ended August 31, 2021 (net of income taxes of $1 million and $2 million, respectively, for the three and six months ended August 31, 2020) (note 6)	—	7	1	14
Other comprehensive income (loss)	(5)	13	(2)	20
Comprehensive loss	$(149)	$(10)	$(208)	$(639)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Six Months Ended
	August 31, 2021	August 31, 2020
Cash flows from operating activities
Net loss	$(206)	$(659)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	97	100
Stock-based compensation	17	22
Impairment of goodwill	—	594
Impairment of long-lived assets	—	21
Debentures fair value adjustment (note 6)	63	19
Operating leases	(8)	(2)
Other	(2)	(3)
Net changes in working capital items
Accounts receivable, net of allowance	61	(29)
Other receivables	2	(11)
Income taxes receivable	1	(3)
Other assets	4	43
Accounts payable	2	(2)
Accrued liabilities	(2)	(21)
Income taxes payable	3	(12)
Deferred revenue	(50)	(57)
Net cash used in operating activities	(18)	—
Cash flows from investing activities
Acquisition of long-term investments	(1)	(1)
Acquisition of property, plant and equipment	(4)	(3)
Acquisition of intangible assets	(14)	(16)
Acquisition of short-term investments	(429)	(320)
Proceeds on sale or maturity of restricted short-term investments	24	—
Proceeds on sale or maturity of short-term investments	537	794
Net cash provided by investing activities	113	454
Cash flows from financing activities
Issuance of common shares	5	6
Payment of finance lease liability	—	(1)
Net cash provided by financing activities	5	5
Effect of foreign exchange gain on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	1
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	100	460
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	218	426
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$318	$886
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2021 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and six months ended August 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2022. The consolidated balance sheet at February 28, 2021 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
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
Risks and Uncertainties
In fiscal 2022 and fiscal 2021, the economic downturn and uncertainty caused by the novel coronavirus (“COVID-19”) resulted in the Company making significant judgments related to its estimates and assumptions concerning the impairment of goodwill, indefinite-lived intangible assets, certain operating lease right-of-use (“ROU”) assets and associated property, plant and equipment, and concerning the collectability of receivables.
As of the date of issuance of the financial statements, the Company is not aware of any additional events or circumstances which would require it to update its estimates, judgments, or revise the carrying value of its assets or liabilities, other than the COVID-19 pandemic as discussed below in Note 3. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
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
The guidance was effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The only aspect of ASU 2019-12 that impacts the Company is the removal of the exception related to intra-period tax allocation. As a result of its adoption of the new standard, the Company determines the tax attributable to continuing operations without regard to the tax effect of other items included in other comprehensive income. The Company adopted this guidance in the first quarter of fiscal 2022 and it did not have a material impact on the Company’s results of operations, financial position or disclosures.

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
The Company’s investments largely consist of debt securities issued by major corporate and banking organizations, the provincial and federal governments of Canada, international government banking organizations and the United States Department of the Treasury and are all investment grade. The Company also holds certain private equity investments without readily determinable fair value and a limited amount of public equity securities following the initial public offering by the issuer of a previous private equity investment.
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
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at August 31, 2021 were as follows:

	Cost Basis	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash Equivalents
Bank balances	$95	$—	$95	$95	$—	$—	$—
Other investments	38	—	38	—	—	38	—
	133	—	133	95	—	38	—
Level 1:
Equity securities	10	(8)	2	—	2	—	—

Level 2:
Term deposits, certificates of deposits, and GIC's	164	—	164	45	92	—	27
Bankers’ acceptances/bearer deposit notes	42	—	42	34	8	—	—
Commercial paper	256	—	256	84	172	—	—
Non-U.S. promissory notes	81	—	81	20	61	—	—
Non-U.S. government sponsored enterprise notes	77	—	77	—	77	—	—
Non-U.S. treasury bills/notes	13	—	13	13	—	—	—
Corporate notes/bonds	4	—	4	—	4	—	—
	637	—	637	196	414	—	27
	$780	$(8)	$772	$291	$416	$38	$27

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
As at August 31, 2021, the Company had private equity investments without readily determinable fair value of $38 million (February 28, 2021 - $37 million).
There were no realized gains or losses on available-for-sale securities for the three and six months ended August 31, 2021 (realized losses of nil for the three and six months ended August 31, 2020).
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
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at August 31, 2021 and February 28, 2021 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	August 31, 2021	February 28, 2021
Cash and cash equivalents	$291	$214
Restricted cash and cash equivalents	27	4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$318	$218

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at August 31, 2021 and February 28, 2021 were as follows:

	As at
	August 31, 2021		February 28, 2021
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$637	$637	$599	$599
No fixed maturity	10	2	10	3
	$647	$639	$609	$602
As at August 31, 2021, the Company had investments with continuous unrealized losses totaling $8 million, consisting of unrealized losses on equity securities (February 28, 2021 - continuous unrealized losses totaling $7 million).
4.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at August 31, 2021 was $9 million (February 28, 2021 - $10 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

As at
August 31, 2021
Beginning balance as of February 29, 2020	$9
Impact of adopting ASC 326	4
Prior period recovery for expected credit losses	(3)
Ending balance of the allowance for credit loss as at February 28, 2021	10
Current period recovery for expected credit losses	(1)
Ending balance of the allowance for credit loss as at August 31, 2021	$9
The allowance for credit losses as at August 31, 2021 consists of $2 million (February 28, 2021 - $3 million) relating to CECL estimated based on days past due and region and $7 million (February 28, 2021 - $7 million) relating to specific customers that were evaluated separately.
There was one customer that comprised more than 10% of accounts receivable as at August 31, 2021 (February 28, 2021 - one customer comprised more than 10%).
Other Current Assets
As at August 31, 2021 and February 28, 2021, other current assets included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in all periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	August 31, 2021	February 28, 2021
Cost
Buildings, leasehold improvements and other	$53	$67
BlackBerry operations and other information technology	93	110
Manufacturing, repair and research and development equipment	71	72
Furniture and fixtures	9	10
	226	259
Accumulated amortization	182	211
Net book value	$44	$48
Intangible Assets, Net
Intangible assets comprised the following:

	As at August 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$747	$276
Intellectual property	500	314	186
Other acquired intangibles	494	261	233
	$2,017	$1,322	$695

	As at February 28, 2021
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$712	$311
Intellectual property	498	299	199
Other acquired intangibles	494	233	261
	$2,015	$1,244	$771
For the six months ended August 31, 2021, amortization expense related to intangible assets amounted to $89 million (six months ended August 31, 2020 - $89 million)
Total additions to intangible assets for six months ended August 31, 2021 amounted to $14 million (six months ended August 31, 2020 - $16 million). During the six months ended August 31, 2021, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at August 31, 2021, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2022 and each of the five succeeding years is expected to be as follows: fiscal 2022 - $73 million; fiscal 2023 - $120 million; fiscal 2024 - $110 million; fiscal 2025 - $102 million; fiscal 2026 - $96 million and fiscal 2027 - $88 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the six months ended August 31, 2021 were as follows:

Carrying Amount
Carrying amount as at February 29, 2020	$1,437
Goodwill impairment charge (see note 3)	(594)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6
Carrying amount as at February 28, 2021	849
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(1)
Carrying amount as at August 31, 2021	$848
Other Long-term Assets
As at August 31, 2021 and February 28, 2021, other long-term assets included long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.
Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	August 31, 2021	February 28, 2021
Operating lease liabilities, current	30	33
Other	144	145
	$174	$178
Other accrued liabilities include accrued royalties, accrued director fees, accrued vendor liabilities, accrued carrier liabilities, variable incentive accrual and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance.
Other Long-term Liabilities
Other long-term liabilities consist of the long-term portion of finance lease liabilities and non-lease component liabilities related to the Company’s previous Resource Allocation Program entered into in order to transition the Company from a legacy hardware manufacturer to a licensing driven software business.
5.    INCOME TAXES
For the six months ended August 31, 2021, the Company’s net effective income tax expense rate was approximately 2% compared to a net effective income tax recovery rate of 2% for the six months ended August 31, 2020. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the Debentures (as defined in Note 6), amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at August 31, 2021 were $19 million (February 28, 2021 - $24 million). As at August 31, 2021, $19 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

6.    DEBENTURES
1.75% Convertible Debentures
On September 1, 2020, Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited ("Fairfax"), and another institutional investor invested in the Company through a $365 million private placement of new debentures (the “1.75% Debentures”), which replaced $605 million of debentures issued in a private placement on September 7, 2016 (the “3.75% Debentures”) as described below (collectively, the “Debentures”).
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
The Company originally determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 6.46% as of August 31, 2021. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.

The following table summarizes the change in fair value of the 1.75% Debentures for the six months ended August 31, 2021, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
August 31, 2021
Balance as at February 28, 2021	$720
Change in fair value of the Debentures	62
Balance as at August 31, 2021	$782
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $417 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the three and six months ended August 31, 2021 and August 31, 2020:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Charge associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$(67)	$—	$(63)	$—
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	—	1	—
Total increase in the fair value of the 1.75% Debentures	$(67)	$—	$(62)	$—
For the three and six months ended August 31, 2021, the Company recorded interest expense related to the Debentures of $2 million and $3 million, respectively, which has been included in investment loss, net on the Company’s consolidated statements of operations (three and six months ended August 31, 2020 - $6 million and $11 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the Debentures, owned $500 million principal amount of the 3.75% Debentures and purchased $330 million principal amount of the 1.75% Debentures. As such, the redemption of Fairfax’s portion of the 3.75% Debentures, the investment by Fairfax in the 1.75% Debentures and the payment of interest on the Debentures to Fairfax represent related party transactions. Fairfax receives interest at the same rate as other holders of the Debentures.
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
The following table shows the impact of the changes in fair value of the 3.75% Debentures for the three and six months ended August 31, 2021 and August 31, 2020:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Charge associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$—	$(18)	$—	$(19)
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	7	—	15
Total decrease in the fair value of the 3.75% Debentures	$—	$(11)	$—	$(4)
7.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the six months ended August 31, 2021:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2021	565,505	$2,823
Exercise of stock options	379	2
Common shares issued for restricted share unit settlements	732	—
Stock-based compensation	—	17
Common shares issued for employee share purchase plan	379	3
Common shares outstanding as at August 31, 2021	566,995	$2,845
The Company had 567 million voting common shares outstanding, 1 million options to purchase voting common shares, 20 million RSUs and 1 million DSUs outstanding as at September 20, 2021. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net loss for basic and diluted loss per share available to common shareholders (1)	$(144)	$(23)	$(206)	$(659)

Weighted average number of shares outstanding (000’s) - basic and diluted (1) (2) (3)	568,082	558,882	567,724	558,365
Loss per share - reported
Basic	$(0.25)	$(0.04)	$(0.36)	$(1.18)
Diluted	$(0.25)	$(0.04)	$(0.36)	$(1.18)
______________________________
(1) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the three and six months ended August 31, 2021 and August 31, 2020, as to do so would be antidilutive. See Note 6 for details on the Debentures.
(2) The three and six months ended August 31, 2021, includes approximately 1,421,945 common shares (Exchange Shares) remaining to be issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019, in consideration for the acquisition. The three and six months ended August 31, 2020, includes approximately 2,802,067 common shares to be issued in equal installments on the two anniversary dates of the Cylance acquisition thereafter, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(3) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three and six months ended August 31, 2021 and August 31, 2020, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three and six months ended August 31, 2021 and August 31, 2020 were as follows:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Cash Flow Hedges
Balance, beginning of period	$2	$(2)	$1	$(1)
Other comprehensive income (loss) before reclassification	(2)	3	—	1
Amounts reclassified from AOCL into net loss	—	1	(1)	2
Accumulated net unrealized gains (losses) on derivative instruments designated as cash flow hedges	$—	$2	$—	$2
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(3)	$(8)	$(4)	$(9)
Other comprehensive income (loss) before reclassification	(3)	2	(2)	3
Foreign currency cumulative translation adjustment	$(6)	$(6)	$(6)	$(6)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(8)	$(15)	$(9)	$(22)
Other comprehensive income before reclassification	—	7	1	14
Change in fair value from instruments-specific credit risk on Debentures	$(8)	$(8)	$(8)	$(8)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(15)	$(13)	$(15)	$(13)

10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $27 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of August 31, 2021. See the discussion of restricted cash in Note 3.
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
As of August 31, 2021, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex (e.g., once a patent is identified, the analysis of the patent and a comparison to the activities of the Company is a labour-intensive and highly technical process); the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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
On March 14, 2014, the four putative U.S. class actions were consolidated in the U.S. District Court for the Southern District of New York, and on May 27, 2014, a consolidated amended class action complaint was filed. On March 13, 2015, the Court issued an order granting the Company’s motion to dismiss. The Court denied the plaintiffs’ motion for reconsideration and for leave to file an amended complaint on November 13, 2015. On August 24, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court order dismissing the complaint, but vacated the order denying leave to amend and remanded to the District Court for further proceedings in connection with the plaintiffs’ request for leave to amend. The Court granted the plaintiffs’ motion for leave to amend on September 13, 2017. On September 29, 2017, the plaintiffs filed a second consolidated amended class action complaint (the “Second Amended Complaint”), which added the Company’s former Chief Legal Officer as a defendant. The Court denied the motion to dismiss the Second Amended Complaint on March 19, 2018. On January 4, 2019, the Court issued an order placing the case on its suspense calendar but allowed fact and expert discovery to continue. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On October 17, 2019, Cho and Ulug filed a Notice of Appeal. The District Court removed the case from its suspense calendar on May 29, 2020. Plaintiffs filed a motion for class certification on June 8, 2020. All discovery was completed as of November 13, 2020. On January 26, 2021, the District Court granted the plaintiffs’ motion for class certification. The class includes “all persons who purchased or otherwise acquired the common stock of BlackBerry Limited on the NASDAQ during the period from March 28, 2013, through and including September 20, 2013 (the “Class Period”).” The class excludes (a) all persons and entities who purchased or otherwise acquired BlackBerry Limited common stock between March 28, 2013, and April 10, 2013, and who sold all their BlackBerry Limited common stock before April 11, 2013, and (b) the Defendants, officers and directors of BlackBerry Limited, members of their immediate families and their legal representatives, heirs, successors, or assigns, and any entity in which any of the Defendants have or had a controlling interest. On February 9, 2021, the defendants filed a Rule 23(f) petition for interlocutory review of the class certification order with the Second Circuit Court of Appeals. The Second Circuit Court of Appeals denied the Rule 23(f) petition on June 23, 2021. The Second Circuit Court of Appeals affirmed the District Court judgment dismissing Cho and Ulug’s claims on March 11, 2021, and denied Cho and Ulug’s petition for panel rehearing and rehearing en banc on April 28, 2021. On April 19, 2021, Defendants filed a motion for summary judgment, and both parties filed Daubert motions to exclude the testimony of the oppositions’ marketing and accounting experts. Both sides filed oppositions to these motions on June 21, 2021. Defendants filed a reply in support of their summary judgment motion and a motion to strike Plaintiffs’ response to Defendants’ separate statement of undisputed facts on July 22, 2021. Plaintiffs filed an opposition to the motion to strike

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

on August 5, 2021, and Defendants filed a reply in support on August 10, 2021. On August 13, 2021, Plaintiffs filed an unopposed motion for approval of a class notice plan. On September 10, 2021, the Court (i) granted in part and denied in part the parties’ Daubert motions and (ii) granted the plaintiffs’ unopposed motion for approval of the class notice plan. On May 5, 2021, the parties participated in a mediation with the Hon. Layn Phillips (ret.), which did not result in an agreement. The Court has not set a trial date.
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
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the 10-day average closing price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at August 31, 2021, the liability recorded in association with this award is approximately $11 million (February 28, 2021 - $8 million).
As at August 31, 2021, the Company has recognized $17 million (February 28, 2021 - $15 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
The following table shows information by operating segment for the three and six months ended August 31, 2021 and August 31, 2020:

	For the Three Months Ended
	Cyber Security		IoT		Licensing and Other		Segment Totals
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Segment revenue	$120	$120	$40	$31	$15	$108	$175	$259
Segment cost of sales	49	46	7	6	6	7	62	59
Segment gross margin (1)	$71	$74	$33	$25	$9	$101	$113	$200

	For the Six Months Ended
	Cyber Security		IoT		Licensing and Other		Segment Totals
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Segment revenue	$227	$239	$83	$60	$39	$166	$349	$465
Segment cost of sales	95	93	14	12	12	15	121	120
Segment gross margin (1)	$132	$146	$69	$48	$27	$151	$228	$345
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cyber Security consists of the Company’s BlackBerry Spark® software platform, BlackBerry® AtHoc, BlackBerry® Alert and SecuSUITE. The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry Spark® Unified Endpoint Security Suite and the BlackBerry Spark® Unified Endpoint Management (“UEM”) Suite, which are also marketed together as the BlackBerry Spark® Suites, offering the Company’s broadest range of tailored cybersecurity and endpoint management options. The BlackBerry Spark UES Suite includes revenue from the Company’s Cylance® artificial intelligence and machine learning-based platform consisting of BlackBerry® Protect, BlackBerry® Optics, BlackBerry® Persona, BlackBerry® Gateway, BlackBerry® Guard managed services and other cybersecurity applications. In addition, the Company offers the BlackBerry Cyber Suite, a UEM-agnostic version of its BlackBerry Spark UES Suite. The BlackBerry Spark UEM Suite includes the Company’s BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Cyber Security revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
IoT consists of BlackBerry QNX®, BlackBerry Certicom®, BlackBerry Radar®, BlackBerry IVY™ and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing and Other consists of the Company’s intellectual property arrangements and settlement awards. Other consists of the Company’s legacy service access fees (“SAF”) business.
The following table reconciles total segment gross margin for the three and six months ended August 31, 2021 and August 31, 2020 to the Company’s consolidated totals:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Total segment gross margin	$113	$200	228	$345
Adjustments (1):
Less: Cost of sales	1	1	2	3
Less:
Research & development	58	57	115	114
Selling, marketing and administration	83	79	156	169
Amortization	45	46	91	92
Impairment of long-lived assets	—	21	—	21
Impairment of goodwill	—	—	—	594
Debentures fair value adjustment	67	18	63	19
Investment loss, net	1	5	3	5
Consolidated loss before income taxes	$(142)	$(27)	$(202)	$(672)
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
North America (1)	$101	$195	$212	$345
Europe, Middle East and Africa	57	48	102	89
Other regions	17	16	35	31
Total	$175	$259	$349	$465

North America (1)	57.7%	75.3%	60.8%	74.2%
Europe, Middle East and Africa	32.6%	18.5%	29.2%	19.1%
Other regions	9.7%	6.2%	10.0%	6.7%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Products and services transferred over time	$107	$125	$213	$241
Products and services transferred at a point in time	68	134	136	224
Total	$175	$259	$349	$465
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the six months ended August 31, 2021:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2021	$188	$294	$21
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	314	256	10
Decrease due to payment, fulfillment of performance obligations, or other	(376)	(306)	(13)
Decrease, net	(62)	(50)	(3)
Closing balance as at August 31, 2021	$126	$244	$18

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at August 31, 2021 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at August 31, 2021
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$213	$36	$15	$264
Revenue recognized for performance obligations satisfied in prior periods
For the three and six months ended August 31, 2021, no revenue was recognized for performance obligations satisfied in a prior period (three and six months ended August 31, 2020 - nil and $1 million of revenue was recognized relating to performance obligations satisfied in a prior period).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	August 31, 2021		February 28, 2021
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$252	$467	$289	$504
United States	1,364	1,845	1,411	1,963
Other	28	320	31	351
	$1,644	$2,632	$1,731	$2,818
Information About Major Customers
There was one customer that comprised 12% and no other customer that comprised more than 10% of the Company’s revenue in the three and six months ended August 31, 2021, respectively (three and six months ended August 31, 2020 - one customer that comprised 40% and 34% of the Company’s revenue, respectively).
12.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Six Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Interest paid during the period	$2	$6	$3	$11
Income taxes paid during the period	3	2	4	2
Income tax refunds received during the period	3	—	5	1
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2022 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2021, approximately 31% of cash and cash equivalents,

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

33% of accounts receivable and 31% of accounts payable were denominated in foreign currencies (February 28, 2021 – 20%, 25% and 34%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued Debentures with a fixed interest rate, as described in Note 6. The fair value of the 1.75% Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the 1.75% Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the 1.75% Debentures.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at August 31, 2021, no single issuer represented more than 11% of the total cash, cash equivalents and investments (February 28, 2021 - no single issuer represented more than 13% of the total cash, cash equivalents and investments), representing cash balances at one of the Company’s banking counterparties. As at August 31, 2021, the Company had $1 million in collateral posted with counterparties (February 28, 2021 - nil in collateral held or posted).
Liquidity risk
Cash, cash equivalents, and investments were approximately $772 million as at August 31, 2021. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Government subsidies
During the first quarter of fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic, initially running for a thirty-six week period between March and November 2020. The program was subsequently extended to June 2021 and the Government of Canada has announced an additional extension to October 2021. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. The extension also includes a gradual decrease to the subsidy rate. The Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the three and six months ended August 31, 2021, recorded $11 million and $27 million, respectively, in government subsidies as a reduction to operating expenses in the consolidated statement of operations (August 31, 2020 - $18 million and $27 million, respectively). CEWS received after June 5, 2021 may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and six months ended August 31, 2021, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2021 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to the potential sale of a portion of its patent portfolio;
•the Company’s expectations with respect to the impact of the ongoing COVID-19 pandemic and related cost reduction measures and governmental assistance on the Company’s business, results of operations and financial condition on a consolidated basis, including its liquidity position;
•the Company’s expectations with respect to its revenue and billings in fiscal 2022,
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - Products and Services”, “Business Overview - COVID-19”, “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended August 31, 2021 compared to the three months ended August 31, 2020 - Revenue - Revenue by Segment” and “Financial Condition - Debenture Financing and Other Funding Sources”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, the ongoing COVID-19 pandemic, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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
Strategy
The Company’s strategy is to connect, secure and manage every endpoint in the Internet of Things. The Company leverages its extensive technology portfolio to offer best-in-class cybersecurity, safety and reliability to enterprise customers in government, regulated and other core industries, as well as to original equipment manufacturers in automotive, medical, industrial and other verticals.
The Company’s goal is to offer smarter security solutions that are more effective, require fewer resources to support and produce a better return on investment for customers than competing offerings. To achieve this vision, the Company continues to extend the functionality of its AI-focused BlackBerry Spark® software platform and safety-certified QNX® Neutrino® real time operating system and is commercializing its new BlackBerry IVY™ intelligent vehicle data platform.
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
Cyber Security
The Cyber Security business consists of BlackBerry Spark, BlackBerry® AtHoc®, BlackBerry Alert and SecuSUITE.
The Company’s core secure software and services offering is its BlackBerry Spark software platform, which integrates a unified endpoint security (“UES”) layer with BlackBerry unified endpoint management (“UEM”) to enable secure endpoint communications in a zero trust environment. BlackBerry UES is a set of complementary cybersecurity products offering endpoint protection platform (“EPP”), endpoint detection and response (“EDR”), mobile threat defense (“MTD”), zero-trust network access (“ZTNA”) and user and entity behavior analytics (“UEBA”) capabilities. The BlackBerry Spark platform is informed by the Company’s AI and machine learning capabilities, continuous innovations, professional cybersecurity services and threat research, industry partnerships and academic collaborations. The Company is currently executing on a robust schedule of product launches for BlackBerry Spark to deliver on the Company’s extended detection and response (“XDR”) strategy, which aims to use security telemetry data from the platform’s full range of natively-integrated products to provide deep contextual insights for more powerful and integrated threat detection and response. This comprehensive security strategy for BlackBerry Spark is designed to operate on a single agent across all endpoints, to be administered from a single console, to leverage a single crowd-sourced threat data lake and to be managed in one cloud environment. BlackBerry Spark solutions are available through the BlackBerry Spark® Unified Endpoint Security Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suites, offering the Company’s most comprehensive range of tailored cybersecurity and endpoint management options.
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
In addition, the Company offers the BlackBerry Cyber Suite, a UEM-agnostic version of its BlackBerry Spark® UES Suite which organizations can integrate with UEM software from other leading vendors.
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

The Company also offers the BlackBerry® Spark SDK to promote the evolution of a platform ecosystem by enabling enterprise and independent software vendor (“ISV”) developers to integrate the security features of BlackBerry Spark into their own mobile and web applications, as well as BlackBerry Messenger (BBM®) Enterprise, an enterprise-grade secure instant messaging solution for messaging, voice and video.
BlackBerry AtHoc and BlackBerry Alert are secure, networked critical event management solutions that enable people, devices and organizations to exchange critical information in real time during business continuity and life safety operations. The platforms securely connect with a diverse set of endpoints to distribute emergency mass notifications, improve personnel accountability and facilitate the bidirectional collection and sharing of data within and between organizations. BlackBerry AtHoc serves the requirements of the public sector market while BlackBerry Alert targets the commercial sector.
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
The Company has entered into an agreement with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. BlackBerry IVY will allow automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning at the edge to generate and share predictive insights and inferences. Automakers and developers will be able to use this information to create responsive in-vehicle services that enhance driver and passenger experiences. BlackBerry IVY will support multiple vehicle operating systems and multi-cloud deployments in order to ensure compatibility across vehicle models and brands. The Company expects to release an early access version of BlackBerry IVY in October 2021, followed by a commercial release in February 2022 with installations of BlackBerry IVY to begin in 2023 model year vehicles.
BlackBerry QNX is also a preferred supplier of embedded systems for companies building medical devices, train-control systems, industrial robots, hardware security modules, building automation systems, green energy solutions, and other mission-critical applications.
In addition to BlackBerry QNX, BTS includes BlackBerry Certicom® cryptography and key management products, the BlackBerry Radar® asset monitoring solution, and the BlackBerry Jarvis™ binary code scanning solution..
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
BlackBerry Jarvis is a cloud-based binary static application security testing platform that identifies vulnerabilities in deployed binary software used in automobiles and other embedded applications.
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
In addition, in recent years, the Company has licensed its device security software and service suite and related brand assets to outsourcing partners who design, manufacture, market and provide customer support for BlackBerry-branded handsets featuring the Company’s secure Android™ software. The Company has also entered into licensing arrangements with manufacturers of other devices with embedded BlackBerry cybersecurity technology.
In the fourth quarter of fiscal 2021, the Company entered into exclusive negotiations with a North American entity for the potential sale of a portion of the patent portfolio relating primarily to non-core or legacy mobile devices, messaging and wireless networking technologies. Negotiations are ongoing. Although the parties have reached preliminary agreement on many key terms of the potential transaction and the Company expects to enter into a definitive agreement in the third quarter of fiscal 2022, there can be no assurance that the Company will reach a definitive agreement or that a transaction will be consummated. If a transaction is completed, the Company expects to retain rights to use these patents and does not intend to sell patents associated with the Company’s current Software and Services business.
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
•Announced that the Company was awarded the highest AAA Rating in SE Labs’ Breach Response Test for BlackBerry Protect and BlackBerry Optics;
•Announced that Frost & Sullivan named BlackBerry an innovator in its US Healthcare Cybersecurity Market report;
•Launched BlackBerry Jarvis 2.0, the Company’s updated software composition analysis tool;
•Announced that Frost & Sullivan named BlackBerry IVY an industry-leading cloud software platform for automakers and smart cities;
•Launched an autonomous flood risk and clean water monitoring solution based on BlackBerry AtHoc;
•Announced that BlackBerry AtHoc won the Frost & Sullivan 2021 Technology Innovation Leadership Award for safe city solutions; and
•Launched updated SecuSUITE capabilities to further secure group phone calls and messages.
Customers and Partners:
•Announced that the Company has design wins with 24 of the world’s leading 25 Electric Vehicle (EV) automakers, increasing from 23 of the top 25 last quarter;
•Announced that BlackBerry QNX software is embedded in over 195 million vehicles;
•Announced that BlackBerry IVY will provide secure vehicle-based payment capability through a partnership with financial technology solution provider Car IQ;
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
•Announced that Nobo Technologies selected QNX Neutrino as the foundation for the advanced Digital Cockpit Controller in Great Wall Motors’ Haval H6S, the next generation of China’s leading SUV;

•Announced that sTraffic has chosen the BlackBerry QNX® OS for Safety as the foundation for its Communications-based Train Control System (CBTC);
•Announced the integration of BlackBerry UEM with Microsoft 365;
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
Environmental, Sustainability and Corporate Governance:
•Appointed John Giamatteo as President of Cyber Security effective October 4, 2021;
•Announced the resignation of Tom Eacobacci as President and Chief Operating Officer effective October 29, 2021;
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
COVID-19
The novel coronavirus (“COVID-19”) pandemic has prompted extraordinary actions by governmental authorities throughout the world and has resulted in significant market volatility, uncertainty and economic disruption.
To protect the health and safety of the Company’s employees, contractors, customers and visitors, during the first half of fiscal 2022 and throughout most of fiscal 2021, the Company mandated remote working, utilizing virtual meetings and suspending most employee travel. The Company also shifted customer, industry and other stakeholder events to virtual-only experiences, and may similarly alter, postpone or cancel other events in the future. The long-term impacts on the Company of substantially remote operations are uncertain.
The Company also implemented a series of temporary cost reduction measures to further preserve financial flexibility during the COVID-19 pandemic. In the second quarter of fiscal 2022, these actions included taking advantage of the broad-based employer relief provided by governments in Canada, the United States and other jurisdictions and the postponement of certain discretionary spending. The Company expects that savings from temporary cost reduction measures and governmental assistance related to the pandemic will continue to be lower in fiscal 2022 than in fiscal 2021.
In fiscal 2022 and fiscal 2021, the economic downturn and uncertainty caused by the COVID-19 pandemic and the measures undertaken to contain its spread have negatively affected the Company’s QNX automotive software business, caused volatility in demand for many of the Company’s other products and services, adversely affected the ability of the Company’s sales and professional services teams to meet with customers and provide service, negatively impacted expected spending from new customers and increased sales cycle times.
Although the Company experienced higher Software & Services revenue in the first six months of fiscal 2022 compared to the first six months of fiscal 2021, when the COVID-19 pandemic first materially negatively impacted the Company’s operations, and observed a recovery in both automotive design activities and production volumes during the first six months of fiscal 2022 on a year over year basis, the COVID-19 pandemic and related global chip shortage have had and, in fiscal 2022, may continue to have a material adverse impact on the Company’s QNX automotive software business in particular and on the Company’s business, results of operations and financial condition on a consolidated basis. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect the Company’s liquidity position.
The ultimate impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on, among other things, the pandemic’s duration and severity, including resurgences in some geographic areas as a result of new strains and variants, the governmental restrictions that may be sustained or imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the pandemic (including the distribution and efficacy of vaccines, particularly against emergent viral variants), the impact of the global chip shortage and other supply chain constraints. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.
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
Second Quarter Fiscal 2022 Summary Results of Operations
The following table sets forth certain unaudited consolidated statements of operations data for the quarter ended August 31, 2021 compared to the quarter ended August 31, 2020 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	August 31, 2021	August 31, 2020	Change
Revenue	$175	$259	$(84)
Gross margin	112	199	(87)
Operating expenses	253	221	32
Investment loss, net	(1)	(5)	4
Loss before income taxes	(142)	(27)	(115)
Provision for (recovery of) income taxes	2	(4)	6
Net loss	$(144)	$(23)	$(121)
Loss per share - reported
Basic	$(0.25)	$(0.04)
Diluted	$(0.25)	$(0.04)

Weighted-average number of shares outstanding (000’s)
Basic (1)	568,082	558,882
Diluted (2)	568,082	558,882
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the second quarter of fiscal 2022 and second quarter of fiscal 2021 includes 1,421,945 and 2,802,067 common shares, respectively, to be issued on the anniversary dates of the Cylance acquisition completed on February 21, 2019, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(2)Diluted loss per share on a U.S. GAAP basis for the second quarter of fiscal 2022 and 2021 does not include the dilutive effect of the Debentures (defined below) or stock-based compensation, as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following tables show information by operating segment for the three and six months ended August 31, 2021 and August 31, 2020. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance of the Company’s reportable operating segments. See “Business Overview” for a description of the Company’s operating segments, as well as Note 11 to the Consolidated Financial Statements.

	For the Three Months Ended (in millions)
	Cyber Security			IoT			Licensing and Other			Segment Totals
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
Segment revenue	$120	$120	$—	$40	$31	$9	$15	$108	$(93)	$175	$259	$(84)
Segment cost of sales	49	46	3	7	6	1	6	7	(1)	62	59	3
Segment gross margin	$71	$74	$(3)	$33	$25	$8	$9	$101	$(92)	$113	$200	$(87)

	For the Six Months Ended
	(in millions)
	Cyber Security			IoT			Licensing and Other			Segment Totals
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
Segment revenue	$227	$239	$(12)	$83	$60	$23	$39	$166	$(127)	$349	$465	$(116)
Segment cost of sales	95	93	2	14	12	2	12	15	(3)	121	120	1
Segment gross margin	$132	$146	$(14)	$69	$48	$21	$27	$151	$(124)	$228	$345	$(117)
The following tables reconcile the Company’s segment results for the three and six months ended August 31, 2021 to consolidated U.S. GAAP results:

	For the Three Months Ended August 31, 2021
	(in millions)
	Cyber Security	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$120	$40	$15	$175	$—	$175
Cost of sales (1)	49	7	6	62	1	63
Gross margin	$71	$33	$9	$113	$(1)	$112
Operating expenses					253	253
Investment loss, net					1	1
Loss before income taxes						$(142)

	For the Six Months Ended August 31, 2021
	(in millions)
	Cyber Security	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$227	$83	$39	$349	$—	$349
Cost of sales (1)	95	14	12	121	2	123
Gross margin	$132	$69	$27	$228	$(2)	$226
Operating expenses					425	425
Investment loss, net					3	3
Loss before income taxes						$(202)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and six months ended August 31, 2021.

The following tables reconcile the Company’s segment results for the three and six months ended August 31, 2020 to consolidated U.S. GAAP results:

	For the Three Months Ended August 31, 2020
	(in millions)
	Cyber Security	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$120	$31	$108	$259	$—	$259
Cost of sales (1)	46	6	7	59	1	60
Gross margin	$74	$25	$101	$200	$(1)	$199
Operating expenses					221	221
Investment loss, net					5	5
Loss before income taxes						$(27)

	For the Six Months Ended August 31, 2020
	(in millions)
	Cyber Security	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$239	$60	$166	$465	$—	$465
Cost of sales (1)	93	12	15	120	3	123
Gross margin	$146	$48	$151	$345	$(3)	$342
Operating expenses					1,009	1,009
Investment loss, net					5	5
Loss before income taxes						$(672)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and six months ended August 31, 2020.
Financial Highlights
The Company had approximately $772 million in cash, cash equivalents and investments as of August 31, 2021 and $804 million in cash, cash equivalents and investments as of February 28, 2021.
In the second quarter of fiscal 2022, the Company recognized revenue of $175 million and incurred a net loss of $144 million, or $0.25 basic and diluted loss per share on a U.S. GAAP basis. In the second quarter of fiscal 2021, the Company recognized revenue of $259 million and incurred a net loss of $23 million, or $0.04 basic and diluted loss per share on a U.S. GAAP basis.
The Company recognized an adjusted net loss of $33 million, and an adjusted loss of $0.06 per share, in the second quarter of fiscal 2022. The Company recognized adjusted net income of $58 million, and adjusted earnings of $0.10 per share, in the second quarter of fiscal 2021. See “Non-GAAP Financial Measures” below.
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
As at August 31, 2021, the fair value of the 1.75% Debentures was approximately $782 million, an increase of approximately $67 million during the second quarter of fiscal 2022. For the three months ended August 31, 2021, the Company recorded a non-cash charge relating to changes in fair value from non-credit components of $67 million (pre-tax and after tax) (the “Q2 Fiscal 2022 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and non-cash income relating to changes in fair value from instrument specific credit risk of nil in Other Comprehensive Loss (“OCL”) relating to the 1.75% Debentures. For the six months ended August 31, 2021, the Company recorded a non-cash charge relating to changes in fair value from non-credit components of $63 million (pre-tax and after tax) (the “Fiscal 2022 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and non-cash income relating to changes in fair value from instrument specific credit risk of $1 million in OCL relating to the 1.75% Debentures. See Note 6 to the Consolidated Financial Statements for further details on the 1.75% Debentures.

Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On September 22, 2021, the Company announced financial results for the three and six months ended August 31, 2021, which included certain non-GAAP financial measures, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense and adjusted amortization expense.
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP measures provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and is useful in helping management and readers understand the Company’s operating results and underlying operational trends. In the first quarter of fiscal 2022, the Company discontinued its use of software deferred revenue acquired and software deferred commission acquired adjustments in its non-GAAP financial measures due to the quantitative decline in the adjustments over time. For purposes of comparability, the Company’s non-GAAP financial measures for the three and six months ended August 31, 2020 have been updated to conform to the current year’s presentation.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended August 31, 2021 and August 31, 2020
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense and adjusted amortization expense and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended August 31, 2021 and August 31, 2020 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2021	August 31, 2020
Gross margin	$112	$199
Stock compensation expense	1	1
Adjusted gross margin	$113	$200

Gross margin %	64.0%	76.8%
Stock compensation expense	0.6%	0.4%
Adjusted gross margin %	64.6%	77.2%
Reconciliation of operating expense for the three months ended August 31, 2021, May 31, 2021 and August 31, 2020 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2021	May 31, 2021	August 31, 2020
Operating expense	$253	$172	$221
Restructuring charges	—	—	1
Stock compensation expense	11	6	8
Debentures fair value adjustment (1)	67	(4)	18
Acquired intangibles amortization	32	32	32
LLA impairment charge	—	—	21
Adjusted operating expense	$143	$138	$141
______________________________
(1) See “Second Quarter Fiscal 2022 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”
Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended August 31, 2021 and August 31, 2020 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	August 31, 2021		August 31, 2020
		Basic loss per share		Basic earnings (loss) per share
Net loss	$(144)	$(0.25)	$(23)	$(0.04)
Restructuring charges	—		1
Stock compensation expense	12		9
Debentures fair value adjustment	67		18
Acquired intangibles amortization	32		32
LLA impairment charge	—		21
Adjusted net income (loss)	$(33)	$(0.06)	$58	$0.10

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended August 31, 2021 and August 31, 2020 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2021	August 31, 2020
Research and development	$58	$57
Stock compensation expense	2	2
Adjusted research and development	$56	$55

Selling, marketing and administration	$83	$79
Restructuring charges	—	1
Stock compensation expense	9	6
Adjusted selling, marketing and administration	$74	$72

Amortization	$45	$46
Acquired intangibles amortization	32	32
Adjusted amortization	$13	$14
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the three months ended August 31, 2021 and August 31, 2020 are reflected in the table below.

For the Three Months Ended (in millions)	August 31, 2021	August 31, 2020
Operating loss	$(141)	$(22)
Non-GAAP adjustments to operating loss
Restructuring charges	—	1
Stock compensation expense	12	9
Debentures fair value adjustment	67	18
Acquired intangibles amortization	32	32
LLA impairment charge	—	21
Total non-GAAP adjustments to operating loss	111	81
Adjusted operating income (loss)	(30)	59
Amortization	48	50
Acquired intangibles amortization	(32)	(32)
Adjusted EBITDA	$(14)	$77

Revenue	$175	$259
Adjusted operating income (loss) margin % (1)	(17%)	23%
Adjusted EBITDA margin % (2)	(8%)	30%
______________________________
(1) Adjusted operating income (loss) margin % is calculated by dividing adjusted operating income (loss) by revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the six months ended August 31, 2021 and August 31, 2020.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the six months ended August 31, 2021 and August 31, 2020 to adjusted financial measures is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2021	August 31, 2020
Gross margin	$226	$342
Stock compensation expense	2	3
Adjusted gross margin	$228	$345

Gross margin %	64.8%	73.5%
Stock compensation expense	0.5%	0.7%
Adjusted gross margin %	65.3%	74.2%

Operating expense	$425	$1,009
Restructuring charges	—	2
Stock compensation expense	17	20
Debentures fair value adjustment (1)	63	19
Acquired intangibles amortization	64	65
Goodwill impairment charge	—	594
LLA impairment charge	—	21
Adjusted operating expense	$281	$288
______________________________
(1) See “Second Quarter Fiscal 2022 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the six months ended August 31, 2021 and August 31, 2020 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Six Months Ended (in millions, except per share amounts)	August 31, 2021		August 31, 2020
		Basic loss per share		Basic earnings (loss) per share
Net loss	$(206)	$(0.36)	$(659)	$(1.18)
Restructuring charges	—		2
Stock compensation expense	19		23
Debentures fair value adjustment	63		19
Acquired intangibles amortization	64		65
Goodwill impairment charge	—		594
LLA impairment charge	—		21
Adjusted net income (loss)	$(60)	$(0.11)	$65	$0.12

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the six months ended August 31, 2021 and August 31, 2020 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2021	August 31, 2020
Research and development	$115	$114
Stock compensation expense	4	5
Adjusted research and development	$111	$109

Selling, marketing and administration	$156	$169
Restructuring charges	—	2
Stock compensation expense	13	15
Adjusted selling, marketing and administration	$143	$152

Amortization	$91	$92
Acquired intangibles amortization	64	65
Adjusted amortization	$27	$27
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the six months ended August 31, 2021 and August 31, 2020 are reflected in the table below.

For the Six Months Ended (in millions)	August 31, 2021	August 31, 2020
Operating loss	$(199)	$(667)
Non-GAAP adjustments to operating loss
Restructuring charges	—	2
Stock compensation expense	19	23
Debentures fair value adjustment	63	19
Acquired intangibles amortization	64	65
Goodwill impairment charge	—	594
LLA impairment charge	—	21
Total non-GAAP adjustments to operating loss	146	724
Adjusted operating income (loss)	(53)	57
Amortization	97	100
Acquired intangibles amortization	(64)	(65)
Adjusted EBITDA	$(20)	$92

Revenue	$349	$465
Adjusted operating income (loss) margin % (1)	(15%)	12%
Adjusted EBITDA margin % (2)	(6%)	20%
______________________________
(1) Adjusted operating income (loss) margin % is calculated by dividing adjusted operating income (loss) by revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimate future performance. Readers are cautioned that annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), billings, recurring revenue percentage, and free cash flow do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies. In the first quarter of fiscal 2022, the Company discontinued its use of software deferred revenue acquired in its key metrics as the

Company no longer reports non-GAAP revenue. For purposes of comparability, the Company’s key metrics for the three months ended August 31, 2020 have been updated to conform to the current year’s presentation.
Comparative breakdowns of certain key metrics for the three months ended August 31, 2021 and August 31, 2020 are set forth below.

For the Three Months Ended (in millions)	August 31, 2021	August 31, 2020	Change
Annual Recurring Revenue
Cyber Security	$364	$367	$(3)
IoT	$89	$92	$(3)
Dollar-Based Net Retention Rate
Cyber Security	95%	100%	(5%)
Recurring Software Product Revenue	~ 80%	~ 90%	~ 10%
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Cyber Security ARR was approximately $364 million in the second quarter of fiscal 2022, consistent with the first quarter of fiscal 2022 and decreased compared to $367 million in the second quarter of fiscal 2021.
IoT ARR was approximately $89 million in the second quarter of fiscal 2022 and increased compared to $86 million in the first quarter of fiscal 2022 and decreased compared to $92 million the second quarter of fiscal 2021.
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
Cyber Security DBNRR was 95% in the second quarter of fiscal 2022 and increased compared to 94% in the first quarter of fiscal 2022 and decreased compared to 100% in second quarter of fiscal 2021.
Billings
The Company defines billings as amounts invoiced less credits issued. The Company considers billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Total Company billings increased in the second quarter of fiscal 2022 compared to the first quarter of fiscal 2022 and decreased compared to the second quarter of fiscal 2021.
The Company expects sequential billings growth for Cyber Security for the remainder of fiscal 2022.
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
Total adjusted Software and Services product revenue, excluding professional services, was approximately 80% recurring in the second quarter of fiscal 2022 and decreased compared to approximately 90% recurring in the first quarter of fiscal 2022 and the second quarter of fiscal 2021 due to product mix.
Free Cash Flow
Free cash flow is a measure of liquidity calculated as net operating cash flow minus capital expenditures. Free cash flow does not have any standardized meaning as prescribed by U.S. GAAP and therefore may not be comparable to similar measures presented by other companies. The Company uses free cash flow when assessing its sources of liquidity, capital resources, and quality of earnings. Free cash flow is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. For the three months ended August 31, 2021, the Company’s net cash generated by operating activities was $12 million and capital expenditures were $2 million, resulting in the Company reporting free cash flow of $10 million compared to net cash generated by operating activities of $31 million, capital expenditures of $2 million, and free cash flow of $29 million for the three months ended August 31, 2020.
Results of Operations - Three months ended August 31, 2021 compared to the three months ended August 31, 2020
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	August 31, 2021	August 31, 2020	Change
Revenue by Segment
Cyber Security	$120	$120	$—
IoT	40	31	9
Licensing and Other	15	108	(93)
	$175	$259	$(84)

% Revenue by Segment
Cyber Security	68.6%	46.3%
IoT	22.9%	12.0%
Licensing and Other	8.5%	41.7%
	100.0%	100.0%
Cyber Security
Cyber Security revenue was $120 million, or 68.6% of revenue, in the second quarter of fiscal 2022, compared to $120 million, or 46.3% of revenue, in the second quarter of fiscal 2021. An increase of $11 million related to the sale of Secusmart solutions was offset by a decrease of $9 million relating to product revenue in BlackBerry Spark, and a decrease of $3 million relating to professional services.
The Company expects modest sequential Cyber Security revenue growth for the remainder of fiscal 2022.
IoT
IoT revenue was $40 million, or 22.9% of revenue, in the second quarter of fiscal 2022, an increase of $9 million compared to $31 million, or 12.0% of revenue, in the second quarter of fiscal 2021. The increase in IoT revenue of $9 million was primarily due to an increase of $6 million in BlackBerry QNX royalty revenue due to the partial recovery of the automotive market from the slowdown related to the COVID-19 pandemic in the second quarter of fiscal 2021, an increase of $3 million in development seat revenue and an increase of $1 million relating to professional services revenue.
Licensing and Other
Licensing and Other revenue was $15 million, or 8.5% of revenue, in the second quarter of fiscal 2022, a decrease of $93 million compared to $108 million, or 41.7% of revenue, in the second quarter of fiscal 2021. The decrease in Licensing and Other revenue of $93 million was primarily due to a decrease in revenue from the Company’s intellectual property licensing arrangements including its patent licensing agreement with Teletry.
The Company previously stated that, assuming the potential sale of a portion of the Company’s patent portfolio process concludes in the middle of fiscal 2022 without the completion of a transaction, the Company would resume its prior monetization activities and expected that Licensing and Other revenue would be approximately $100 million in fiscal 2022. The Company now expects that the ongoing patent sale process, and associated restrictions on monetization activity, will continue for the remainder of the fiscal year and that, therefore, Licensing and Other revenue will be approximately $10 million in each of the third and fourth quarters of fiscal 2022 and approximately $60 million in fiscal 2022.

Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	August 31, 2021	August 31, 2020	Change
Revenue by Geography
North America	$101	$195	$(94)
Europe, Middle East and Africa	57	48	9
Other regions	17	16	1
	$175	$259	$(84)

% Revenue by Geography
North America	57.7%	75.3%
Europe, Middle East and Africa	32.6%	18.5%
Other regions	9.7%	6.2%
	100.0%	100.0%
North America Revenue
Revenue in North America was $101 million, or 57.7% of revenue, in the second quarter of fiscal 2022, reflecting a decrease of $94 million compared to $195 million, or 75.3% of revenue, in the second quarter of fiscal 2021. Revenue in North America decreased compared to the second quarter of fiscal 2021 primarily due to a decrease of $92 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $6 million in product revenue in BlackBerry Spark, partially offset by an increase of $5 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $57 million or 32.6% of revenue in the second quarter of fiscal 2022, reflecting an increase of $9 million compared to $48 million or 18.5% of revenue in the second quarter of fiscal 2021. The increase in revenue is primarily due to an increase of $11 million related to the sale of Secusmart solutions, an increase of $2 million in development seat revenue and an increase of $1 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $4 million in product revenue in BlackBerry Spark.
Other Regions Revenue
Revenue in other regions was $17 million or 9.7% of revenue in the second quarter of fiscal 2022, reflecting an increase of $1 million compared to $16 million or 6.2% of revenue in the second quarter of fiscal 2021. The increase in revenue is primarily due to an increase of $1 million in development seat revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $87 million to approximately $112 million in the second quarter of fiscal 2022 from $199 million in the second quarter of fiscal 2021. The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 12.8% to approximately 64.0% of consolidated revenue in the second quarter of fiscal 2022 from 76.8% of consolidated revenue in the second quarter of fiscal 2021. The decrease was primarily due to a lower gross margin contribution from Licensing and Other due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”.

Gross Margin by Segment
See “Business Overview” and “Second Quarter Fiscal 2022 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cyber Security			IoT			Licensing and Other			Segment Totals
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
Segment revenue	$120	$120	$—	$40	$31	$9	$15	$108	$(93)	$175	$259	$(84)
Segment cost of sales	49	46	3	7	6	1	6	7	(1)	62	59	3
Segment gross margin	$71	$74	$(3)	$33	$25	$8	$9	$101	$(92)	$113	$200	$(87)
Segment gross margin %	59%	62%	(3%)	83%	81%	2%	60%	94%	(34%)	65%	77%	(12%)
Cyber Security
Cyber Security gross margin decreased by $3 million to approximately $71 million in the second quarter of fiscal 2022 from $74 million in the second quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Cyber Security gross margin percentage decreased by 3% to approximately 59% of Cyber Security revenue in the second quarter of fiscal 2022 from 62% of Cyber Security revenue in the second quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.
IoT
IoT gross margin increased by $8 million to approximately $33 million in the second quarter of fiscal 2022 from $25 million in the second quarter of fiscal 2021. The increase was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
IoT gross margin percentage increased by 2% to approximately 83% of IoT revenue in the second quarter of fiscal 2022 from 81% of IoT revenue in the second quarter of fiscal 2021. The increase was primarily due to an increase in BlackBerry QNX royalty revenue, which has a higher relative gross margin percentage, due to the reasons discussed above in “Revenue by Segment”.
Licensing and Other
Licensing and Other gross margin decreased by $92 million to approximately $9 million in the second quarter of fiscal 2022 from $101 million in the second quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other gross margin percentage decreased by 34% to approximately 60% of Licensing and Other revenue in the second quarter of fiscal 2022 from 94% of Licensing and Other revenue in the second quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended August 31, 2021, compared to the quarter ended May 31, 2021 and the quarter ended August 31, 2020. The Company believes it is meaningful to provide a sequential comparison between the second quarter of fiscal 2022 and the first quarter of fiscal 2022.

	For the Three Months Ended (in millions)
	August 31, 2021	May 31, 2021	August 31, 2020
Revenue	$175	$174	$259
Operating expenses
Research and development	58	57	57
Selling, marketing and administration	83	73	79
Amortization	45	46	46
Impairment of long-lived assets	—	—	21
Debentures fair value adjustment	67	(4)	18
Total	$253	$172	$221

Operating Expenses as % of Revenue
Research and development	33.1%	32.8%	22.0%
Selling, marketing and administration	47.4%	42.0%	30.5%
Amortization	25.7%	26.4%	17.8%
Impairment of long-lived assets	—%	—%	8.1%
Debentures fair value adjustment	38.3%	(2.3%)	6.9%
Total	144.6%	98.9%	85.3%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended August 31, 2021, May 31, 2021 and August 31, 2020.
U.S. GAAP Operating Expenses
Operating expenses increased by $81 million, or 47.1%, to $253 million, or 144.6% of revenue, in the second quarter of fiscal 2022, compared to $172 million, or 98.9% of revenue, in the first quarter of fiscal 2022. The increase was primarily attributable to the difference between the Q2 Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the first quarter of fiscal 2022 of $71 million, an increase of $6 million in stock compensation expenses, a decrease in benefits of $4 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy (“CEWS”) program to support the business through the COVID-19 pandemic and an increase of $3 million in the Company’s deferred share unit costs, partially offset by a decrease of $7 million in legal expenses.
Operating expenses increased by $32 million, or 14.5%, to $253 million, or 144.6% of revenue, in the second quarter of fiscal 2022, compared to $221 million, or 85.3% of revenue, in the second quarter of fiscal 2021. The increase was primarily attributable the difference between the Q2 Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the second quarter of fiscal 2021 of $49 million, a decrease in benefits of $7 million in CEWS funding and an increase of $4 million in stock compensation expenses, partially offset by long-lived asset impairment of $21 million in the second quarter of fiscal 2021 which did not recur and a decrease of $7 million in legal expenses.
Adjusted Operating Expenses
Adjusted operating expenses increased by $5 million, or 3.6%, to $143 million in the second quarter of fiscal 2022 compared to $138 million in the first quarter of fiscal 2022. The increase was primarily attributable to a decrease in benefits of $4 million in CEWS funding, an increase of $3 million in the Company’s deferred share unit costs and a reversal of previously accrued liabilities of $3 million in the first quarter of fiscal 2021 which did not recur, partially offset by a decrease of $7 million in legal expenses.
Adjusted operating expenses increased by $2 million, or 1.4%, to $143 million in the second quarter of fiscal 2022, compared to $141 million in the second quarter of fiscal 2021. The increase was primarily attributable to a decrease in benefits of $7 million in CEWS funding, an increase of $2 million in the Company’s deferred share unit costs and an increase of $2 million in variable incentive plan costs, partially offset by a decrease of $7 million in legal expenses and a decrease of $4 million in salaries and benefits expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $1 million, or 1.8%, to $58 million in the second quarter of fiscal 2022 compared to $57 million in the second quarter of fiscal 2021. This increase was primarily attributable to the increase of $1 million in variable incentive plan costs and an increase of $1 million in infrastructure costs, partially offset by a decrease of $1 million in operating lease costs.
Adjusted research and development expenses increased by $1 million, or 1.8%, to $56 million in the second quarter of fiscal 2022 compared to $55 million in the second quarter of fiscal 2021. The increase was primarily attributable to the increase of $1 million in infrastructure costs, partially offset by a decrease of $1 million in operating lease costs.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $4 million, or 5.1%, to $83 million in the second quarter of fiscal 2022 compared to $79 million in the second quarter of fiscal 2021. This increase was primarily attributable to a decrease in benefits of $7 million in CEWS funding, an increase of $4 million in stock compensation expenses, an increase of $2 million in variable incentive costs and an increase of $2 million in the Company’s deferred share unit costs, partially offset by a decrease of $7 million in legal expenses and a decrease of $5 million in salaries and benefits expenses.
Adjusted selling, marketing and administration expenses increased by $2 million, or 2.8%, to $74 million in the second quarter of fiscal 2022 compared to $72 million in the second quarter of fiscal 2021. This increase was primarily attributable to a decrease in benefits of $7 million in CEWS funding, an increase of $2 million in the Company’s deferred share unit costs, an increase of $2 million in variable incentive costs and unfavorable foreign currency translation of $2 million, partially offset by a decrease of $7 million in legal expenses and a decrease of $5 million in salaries and benefits expenses.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended August 31, 2021 compared to the quarter ended August 31, 2020. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	August 31, 2021	August 31, 2020	Change
Property, plant and equipment	$3	$5	$(2)
Intangible assets	42	41	1
Total	$45	$46	$(1)

	Included in Cost of Sales
	August 31, 2021	August 31, 2020	Change
Property, plant and equipment	$1	$1	$—
Intangible assets	2	3	(1)
Total	$3	$4	$(1)
Amortization included in Operating Expense
Amortization expense relating to property, plant and equipment and certain intangible assets decreased by $1 million to $45 million in the second quarter of fiscal 2022 compared to $46 million in the second quarter of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization decreased by $1 million to $13 million in the second quarter of fiscal 2022 compared to $14 million in the second quarter of fiscal 2021 due to the lower cost base of assets.

Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations decreased by $1 million to $3 million in the second quarter of fiscal 2022 compared to $4 million in the second quarter of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Investment Loss, Net
Investment loss, net, which includes the interest expense from the 1.75% Debentures, decreased by $4 million to an investment loss, net of $1 million in the second quarter of fiscal 2022, compared to investment loss, net of $5 million in the second quarter of fiscal 2021. The decrease in investment loss, net is primarily due to a decrease in interest expense from the Debentures partially offset by a lower average cash and investments balance compared to the second quarter of fiscal 2021 as a result of the redemption of the 3.75% Debentures and issuance of the 1.75% Debentures.
Income Taxes
For the second quarter of fiscal 2022, the Company’s net effective income tax expense rate was approximately 1%, compared to an effective income tax recovery rate of approximately 15% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the second quarter of fiscal 2022 was $144 million, or $0.25 basic and diluted loss per share on a U.S. GAAP basis, reflecting an increase in net loss of $121 million compared to a net loss of $23 million, or $0.04 basic and diluted loss per share, in the second quarter of fiscal 2021. The increase in net loss of $121 million was primarily due to a decrease in revenue, as described above in “Revenue by Segment”, a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” and an increase in operating expenses primarily due to an increase in the fair value adjustment related to the Debentures, as described above in “Operating Expenses”.
Adjusted net loss was $33 million in the second quarter of fiscal 2022 compared to adjusted net income of $58 million in the second quarter of fiscal 2021, reflecting a decrease in adjusted net income of $91 million primarily due to a decrease in revenue as described above in “Revenue by Segment”, a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” and an increase in operating expenses as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 568 million common shares for basic and diluted loss per share for the second quarter of fiscal 2022. The weighted average number of shares outstanding was 559 million common shares for basic loss and diluted loss per share for the second quarter of fiscal 2021.

Results of Operations - Six months ended August 31, 2021 compared to the six months ended August 31, 2020
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the six months ended August 31, 2021 and August 31, 2020:

	For the Six Months Ended
	(in millions, except for share and per share amounts)
	August 31, 2021	August 31, 2020	Change
Revenue	$349	$465	$(116)
Gross margin	226	342	(116)
Operating expenses	425	1,009	(584)
Investment loss, net	(3)	(5)	2
Loss before income taxes	(202)	(672)	470
Provision for (recovery of) income taxes	4	(13)	17
Net loss	$(206)	$(659)	$453
Loss per share - reported
Basic	$(0.36)	$(1.18)	$0.82
Diluted	$(0.36)	$(1.18)	$0.82

Weighted-average number of shares outstanding (000’s)
Basic (1)	567,724	558,365
Diluted (2)	567,724	558,365
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the first six months of fiscal 2022 and fiscal 2021 includes 1,421,945 and 2,802,067 common shares, respectively, remaining to be issued on the anniversary dates of the Cylance acquisition completed on February 21, 2019, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(2)Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2022 and fiscal 2021 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2022 and fiscal 2021 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.

Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Six Months Ended
	(in millions)
	August 31, 2021	August 31, 2020	Change
Revenue by Segment
Cyber Security	$227	$239	$(12)
IoT	83	60	23
Licensing and Other	39	166	(127)
	$349	$465	$(116)

% Revenue by Segment
Cyber Security	65.0%	51.4%
IoT	23.8%	12.9%
Licensing and Other	11.2%	35.7%
	100.0%	100.0%
Cyber Security
Cyber Security revenue was $227 million, or 65.0% of revenue in the first six months of fiscal 2022, a decrease of $12 million compared to $239 million, or 51.4% of revenue in the first six months of fiscal 2021. The decrease in Cyber Security revenue of $12 million was primarily due to a decrease of $19 million relating to product revenue in BlackBerry Spark and a decrease of $6 million relating to professional services, offset by an increase of $14 million related to the sale of Secusmart solutions.
IoT
IoT revenue was $83 million, or 23.8% of revenue in the first six months of fiscal 2022, an increase of $23 million compared to $60 million, or 12.9% of revenue in the first six months of fiscal 2021. The increase in IoT revenue of $23 million was primarily due to an increase of $12 million in BlackBerry QNX royalty revenue due to the partial recovery of the automotive market from the slowdown related to the COVID-19 pandemic in the first six months of fiscal 2021, an increase of $8 million in development seat revenue and an increase of $2 million in BlackBerry Radar revenue.
Licensing and Other
Licensing and Other revenue was $39 million, or 11.2% of revenue in the first six months of fiscal 2022, a decrease of $127 million compared to $166 million, or 35.7% of revenue in the first six months of fiscal 2021. The decrease in Licensing and Other revenue of $127 million was primarily due to a decrease in revenue from the Company’s intellectual property licensing arrangements including its patent licensing agreement with Teletry.

U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Six Months Ended
	(in millions)
	August 31, 2021	August 31, 2020	Change
Revenue by Geography
North America	$212	$345	$(133)
Europe, Middle East and Africa	102	89	13
Other regions	35	31	4
	$349	$465	$(116)

% Revenue by Geography
North America	60.8%	74.2%
Europe, Middle East and Africa	29.2%	19.1%
Other regions	10.0%	6.7%
	100.0%	100.0%
North America Revenue
Revenue in North America was $212 million, or 60.8% of revenue, in the first six months of fiscal 2022, reflecting a decrease of $133 million compared to $345 million, or 74.2% of revenue in the first six months of fiscal 2021. The decrease in North American revenue is primarily due to a decrease of $124 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $16 million in product revenue in BlackBerry Spark and a decrease of $2 million relating to non-automotive OEM business, partially offset by an increase of $10 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $102 million, or 29.2% of revenue, in the first six months of fiscal 2022, reflecting an increase of $13 million compared to $89 million, or 19.1% of revenue, in the first six months of fiscal 2021. The increase in revenue is primarily due to an increase of $14 million related to the sale of Secusmart solutions, an increase of $3 million in development seat revenue and an increase of $2 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $4 million in product revenue in BlackBerry Spark.
Other Regions Revenue
Revenue in other regions was $35 million, or 10.0% of revenue, in the first six months of fiscal 2022, reflecting an increase of $4 million compared to $31 million, or 6.7% of revenue, in the first six months of fiscal 2021. The increase in revenue is primarily due to an increase of $3 million in development seat revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $116 million to approximately $226 million in the first six months of fiscal 2022 from $342 million in the first six months of fiscal 2021. The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 8.7%, to approximately 64.8% of consolidated revenue in the first six months of fiscal 2022 from 73.5% of consolidated revenue in the first six months of fiscal 2021. The decrease was primarily due to a lower gross margin contribution from Licensing and Other due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”.

Gross Margin by Segment
See “Business Overview” and “Second Quarter Fiscal 2022 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Six Months Ended
	(in millions)
	Cyber Security			IoT			Licensing and Other			Segment Totals
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
Segment revenue	$227	$239	$(12)	$83	$60	$23	$39	$166	$(127)	$349	$465	$(116)
Segment cost of sales	95	93	2	14	12	2	12	15	(3)	121	120	1
Segment gross margin	$132	$146	$(14)	$69	$48	$21	$27	$151	$(124)	$228	$345	$(117)
Segment gross margin %	58%	61%	(3%)	83%	80%	3%	69%	91%	(22%)	65%	74%	(9%)
Cyber Security
Cyber Security gross margin decreased by $14 million to approximately $132 million in the first six months of fiscal 2022 from $146 million in the first six months of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Cyber Security gross margin percentage decreased by 3% to approximately 58% of Cyber Security revenue in the first six months of fiscal 2022 from 61% of Cyber Security revenue in the first six months of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.
IoT
IoT gross margin increased by $21 million to approximately $69 million in the first six months of fiscal 2022 from $48 million in the first six months of fiscal 2021. The increase was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
IoT gross margin percentage increased by 3% to approximately 83% of IoT revenue in the first six months of fiscal 2022 from 80% of IoT revenue in the first six months of fiscal 2021. The increase was primarily due an increase in BlackBerry QNX royalty revenue, which has a higher relative gross margin percentage, due to the reasons discussed above in “Revenue by Segment”.
Licensing and Other
Licensing and Other gross margin decreased by $124 million to approximately $27 million in the first six months of fiscal 2022 from $151 million in the first six months of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other gross margin percentage decreased by 22% to approximately 69% of Licensing and Other revenue in the first six months of fiscal 2022 from 91% of Licensing and Other revenue in the first six months of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the six months ended August 31, 2021, compared to the six months ended August 31, 2020.

	For the Six Months Ended
	(in millions)
	August 31, 2021	August 31, 2020	Change
Revenue	$349	$465	$(116)
Operating expenses
Research and development	115	114	1
Selling, marketing and administration	156	169	(13)
Amortization	91	92	(1)
Impairment of goodwill	—	594	(594)
Impairment of long-lived assets	—	21	(21)
Debentures fair value adjustment	63	19	44
Total	$425	$1,009	$(584)

Operating Expense as % of Revenue
Research and development	33.0%	24.5%
Selling, marketing and administration	44.7%	36.3%
Amortization	26.1%	19.8%
Impairment of goodwill	—%	127.7%
Impairment of long-lived assets	—%	4.5%
Debentures fair value adjustment	18.1%	4.1%
Total	121.8%	217.0%

See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the six months ended August 31, 2021 and August 31, 2020.
U.S. GAAP Operating Expenses
Operating expenses decreased by $584 million, or 57.9%, to $425 million, or 121.8% of revenue in the first six months of fiscal 2022, compared to $1,009 million, or 217.0% of revenue, in the first six months of fiscal 2021. The decrease was primarily attributable to goodwill impairment of $594 million in the first quarter of fiscal 2021 which did not recur, long-lived assets impairment of $21 million in the second quarter of fiscal 2021 which did not recur, a decrease of $9 million in salaries and benefits expense, and a decrease of $3 million in operating lease cost, partially offset by the difference between the Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment of $44 million related to the Debentures incurred in the first six months of fiscal 2021, and an increase of $6 million in variable incentive plan costs.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $7 million, or 2.4%, to $281 million in the first six months of fiscal 2022, compared to $288 million in the first six months of 2021. The decrease was primarily attributable to a decrease of $8 million in salaries and benefits expense, a decrease of $3 million in operating lease cost, partially offset by an increase of $5 million in variable incentive plan costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $1 million, or 0.9%, to $115 million, or 33.0% of revenue, in the first six months of fiscal 2022, compared to $114 million, or 24.5% of revenue, in the first six months of fiscal 2021. The increase was primarily attributable to a decrease of $2 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in BlackBerry QNX, and an increase of $1 million in variable incentive plan costs, partially offset by a decrease of $2 million in operating lease cost.

Adjusted research and development expenses increased by $2 million, or 1.8% to $111 million in the first six months of fiscal 2022 compared to $109 million in the first six months of fiscal 2021. The increase was primarily attributable to a decrease of $2 million in SIF claims, partially offset by a decrease of $2 million in operating lease cost.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $13 million, or 7.7%, to $156 million, or 44.7% of revenue, in the first six months of fiscal 2022 compared to $169 million in the first six months of fiscal 2021, or 36.3% of revenue. The decrease was primarily attributable to a decrease of $8 million in salaries and benefits expenses, a recovery of $2 million in expected credit losses, and a decrease of $2 million in consulting expenses, partially offset by an increase of $5 million in variable incentive plan costs, and an increase of $2 million in the Company’s deferred share unit liability due to increases in the Company’s stock price.
Adjusted selling, marketing and administration expenses decreased by $9 million, or 5.9%, to $143 million in the first six months of fiscal 2022 compared to $152 million in the first six months of fiscal 2021. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the six months ended August 31, 2021 compared to the six months ended August 31, 2020. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Six Months Ended
	(in millions)
	Included in Operating Expense
	August 31, 2021	August 31, 2020	Change
Property, plant and equipment	$6	$9	$(3)
Intangible assets	85	83	2
Total	$91	$92	$(1)

	Included in Cost of Sales
	August 31, 2021	August 31, 2020	Change
Property, plant and equipment	$2	$2	$—
Intangible assets	4	6	(2)
Total	$6	$8	$(2)

Amortization included in Operating Expense
Amortization expense relating to certain property, plant and equipment and intangible assets decreased by $1 million to $91 million in the first six months of fiscal 2022, compared to $92 million in the first six months of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization expense was $27 million in the first six months of fiscal 2022, consistent with $27 million in the first six months of fiscal 2021.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations decreased by $2 million to $6 million in the first six months of fiscal 2022, compared to $8 million in the first six months of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.

Investment Loss, Net
Investment loss, net, which includes the interest expense from the Debentures, decreased by $2 million to investment loss of $3 million in the first six months of fiscal 2022, from investment loss of $5 million in the first six months of fiscal 2021. The decrease in investment loss, net was due to a decrease in interest expense from the Debentures, partially offset by a lower yield on cash and investments and lower average cash and investments balances in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 as a result of the redemption of the 3.75% Debentures and issuance of the 1.75% Debentures.
Income Taxes
For the first six months of fiscal 2022, the Company’s net effective income tax expense rate was approximately 2%, compared to a net effective income tax recovery rate of approximately 2% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the first six months of fiscal 2022 was $206 million, reflecting a decrease in net loss of $453 million compared to net loss of $659 million in the first six months of fiscal 2021, primarily due to a decrease in operating expenses due to the goodwill impairment in the first six months of fiscal 2021 that did not recur, as described above in “Operating Expenses”, partially offset by a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss in the first six months of fiscal 2022 was $60 million compared to adjusted net income of $65 million in the first six months of fiscal 2021, reflecting a decrease in adjusted net income of $125 million, primarily due to a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in operating expenditures as described above in “Operating Expenses”.
Basic and diluted loss per share on a U.S. GAAP basis was $0.36 in the first six months of fiscal 2022, a decrease in basic and diluted loss per share of $0.82, compared to basic and diluted loss per share on a U.S. GAAP basis of $1.18 in the first six months of fiscal 2021.
The weighted average number of shares outstanding was 568 million for basic and diluted loss per share for the first six months of August 31, 2021. The weighted average number of shares outstanding was 558 million for basic and diluted loss per share for the first six months of August 31, 2020.
Common Shares Outstanding
On September 20, 2021, there were 567 million voting common shares, options to purchase 1 million voting common shares, 20 million restricted share units and 1 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $32 million to $772 million as at August 31, 2021 from $804 million as at February 28, 2021, primarily as a result of changes in working capital. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at August 31, 2021.

A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	August 31, 2021	February 28, 2021	Change
Cash and cash equivalents	$291	$214	$77
Restricted cash equivalents and restricted short-term investments	27	28	(1)
Short-term investments	416	525	(109)
Long-term investments	38	37	1
Cash, cash equivalents, and investments	$772	$804	$(32)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	August 31, 2021	February 28, 2021	Change
Current assets	$910	$1,006	$(96)
Current liabilities	403	429	(26)
Working capital	$507	$577	$(70)
Current Assets
The decrease in current assets of $96 million at the end of the second quarter of fiscal 2022 from the end of the fourth quarter of fiscal 2021 was primarily due to a decrease in short term investments of $109 million, a decrease in accounts receivable, net of allowance of $61 million, a decrease in other receivables of $2 million, and a decrease in income taxes receivable of $1 million, partially offset by an increase in cash and cash equivalents of $77 million.
At August 31, 2021, accounts receivable was $121 million, a decrease of $61 million from February 28, 2021. The decrease was primarily due to lower revenue recognized over the three months ended August 31, 2021 compared to the three months ended February 28, 2021, and a decrease in days sales outstanding to 72 days at the end of the second quarter of fiscal 2022 from 85 days at the end of the fourth quarter of fiscal 2021.
At August 31, 2021, other receivables decreased by $2 million to $23 million compared to $25 million as at February 28, 2021. The decrease was primarily due to a decrease of $3 million relating to the CEWS program, partially offset by an increase of $2 million relating to the SIF claims.
At August 31, 2021, income taxes receivable was $9 million, a decrease of $1 million from February 28, 2021. This decrease was primarily due to changes in the quarterly tax provision.
Current Liabilities
The decrease in current liabilities of $26 million at the end of the second quarter of 2022 from the end of the fourth quarter of fiscal 2021 was primarily due to a decrease in deferred revenue, current of $27 million, and a decrease in accrued liabilities of $4 million, partially offset by an increase in income taxes payable of $3 million and an increase in accounts payable of $2 million.
Deferred revenue, current was $198 million, which reflects a decrease of $27 million compared to February 28, 2021 that was attributable to a $20 million decrease in deferred revenue, current related to BlackBerry Spark and $7 million related to BlackBerry AtHoc, partially offset by an increase of $2 million in deferred revenue, current related to BlackBerry QNX.
Accrued liabilities were $174 million, reflecting a decrease of $4 million compared to February 28, 2021, which was primarily attributable to a $3 million decrease in the operating lease liability, current, partially offset by an increase of $3 million in the Company’s deferred share unit liability due to increases in the Company’s stock price.
Income taxes payable were $9 million, reflecting an increase of $3 million compared to February 28, 2021, which was primarily due to changes in the quarterly tax provision.
Accounts payable were $22 million, reflecting an increase of $2 million from February 28, 2021, which was primarily due to timing of payments of accounts payable.

Cash flows for the six months ended August 31, 2021 compared to the six months ended August 31, 2020 were as follows:

	For the Six Months Ended
	(in millions)
	August 31, 2021	August 31, 2020	Change
Net cash flows provided by (used in):
Operating activities	$(18)	$—	$(18)
Investing activities	113	454	(341)
Financing activities	5	5	—
Effect of foreign exchange gain on cash and cash equivalents	—	1	(1)
Net increase in cash and cash equivalents	$100	$460	$(360)
Operating Activities
The increase in net cash flows used in operating activities of $18 million primarily reflects the net changes in working capital.
Investing Activities
During the six months ended August 31, 2021, cash flows provided by investing activities were $113 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $131 million, offset by cash used in the acquisition of intangible assets of $14 million, and the acquisition of property, plant and equipment of $4 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $454 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $473 million, offset by cash used in the acquisition intangible assets of $16 million, and the acquisitions of property, plant and equipment of $3 million.
Financing Activities
The cash flows provided by financing activities of $5 million was consistent with the first six months of fiscal 2021 and included common shares issued for stock options exercised and under the employee share purchase plan.
Aggregate Contractual Obligations
The following table sets out aggregate information about the Company’s contractual obligations and the periods in which payments are due as at August 31, 2021:

	(in millions)
	Total	Less than One Year	One to Three Years	Four to Five Years	Greater than Five Years
Operating lease obligations	$118	$34	$45	$26	$13
Purchase obligations and commitments	162	114	48
Debt interest and principal payments	381	6	375
Total	$661	$154	$468	$26	$13
Purchase obligations and commitments amounted to approximately $661 million as at August 31, 2021, including the principal amount of the 1.75% Debentures of $365 million and operating lease obligations of $118 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at August 31, 2021 decreased by approximately $15 million as compared to the February 28, 2021 balance of approximately $676 million, which was attributable to a decrease in operating lease obligations.
Debenture Financing and Other Funding Sources
See Note 6 to the Consolidated Financial Statements for a description of the Debentures.
The Company has $27 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.

Cash, cash equivalents, and investments were approximately $772 million as at August 31, 2021. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2022 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2021, approximately 31% of cash and cash equivalents, 33% of accounts receivables and 31% of accounts payable were denominated in foreign currencies (February 28, 2021 – 20%, 25% and 34%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at August 31, 2021 (after hedging activities), the impact to the Company would be immaterial.
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
Interest Rate
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued Debentures with a fixed interest rate, as described in Note 6 to the Consolidated Financial Statements. The fair value of the 1.75% Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the 1.75% Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the 1.75% Debentures.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at August 31, 2021 was $9 million (February 28, 2021 - $10 million). There was one customer that comprised more than 10% of accounts receivable as at August 31, 2021 (February 28, 2021 - one customer that comprised more than 10%). During the second quarter of fiscal 2022, the percentage of the Company’s receivable balance that was past due decreased by 1.2% compared to the fourth quarter of fiscal 2021. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 12% and no customer that comprised more than 10% of the Company’s revenue in the three and six months ended August 31, 2021, respectively (three and six months ended August 31, 2020 - one customer that comprised 40% and 34% of the Company’s revenue, respectively).
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
ITEM 4. CONTROLS AND PROCEDURES
As of August 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended August 31, 2021, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BLACKBERRY LIMITED

Date: September 23, 2021	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)