Form 10-Q
period 2021-11-30
BLACKBERRY Ltd
filed 2021-12-22
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021

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
Yes ☐   No  ☒

The registrant had 573,675,892 common shares issued and outstanding as of December 17, 2021.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	November 30, 2021	February 28, 2021
Assets
Current
Cash and cash equivalents (note 3)	$271	$214
Short-term investments (note 3)	442	525
Accounts receivable, net of allowance of $5 and $10, respectively (note 4)	138	182
Other receivables	17	25
Income taxes receivable	9	10
Other current assets (note 4)	52	50
	929	1,006
Restricted cash equivalents and restricted short-term investments (note 3)	29	28
Long-term investments (note 3)	30	37
Other long-term assets (note 4)	8	16
Operating lease right-of-use assets, net	54	63
Property, plant and equipment, net (note 4)	42	48
Goodwill (note 4)	845	849
Intangible assets, net (note 4)	662	771
	$2,599	$2,818
Liabilities
Current
Accounts payable	$26	$20
Accrued liabilities (note 4)	178	178
Income taxes payable (note 5)	11	6
Deferred revenue, current (note 11)	194	225
	409	429
Deferred revenue, non-current (note 11)	41	69
Operating lease liabilities	73	90
Other long-term liabilities	4	6
Long-term debentures (note 6)	673	720
	1,200	1,314
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 573,666,612 voting common shares (February 28, 2021 - 565,505,328 )	2,857	2,823
Deficit	(1,438)	(1,306)
Accumulated other comprehensive loss (note 9)	(20)	(13)
	1,399	1,504
	$2,599	$2,818
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended November 30, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2021	$2,845	$(1,512)	$(15)	$1,318
Net income	—	74	—	74
Other comprehensive loss	—	—	(5)	(5)
Stock-based compensation	8	—	—	8
Shares issued:
Employee share purchase plan	4	—	—	4
Balance as at November 30, 2021	$2,857	$(1,438)	$(20)	$1,399

	Three Months Ended November 30, 2020
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2020	$2,788	$(861)	$(13)	$1,914
Net loss	—	(130)	—	(130)
Other comprehensive income	—	—	4	4
Stock-based compensation	11	—	—	11
Shares issued:
Exercise of stock options	1	—	—	1
Employee share purchase plan	3	—	—	3
Balance as at November 30, 2020	$2,803	$(991)	$(9)	$1,803

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended November 30, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2021	$2,823	$(1,306)	$(13)	$1,504
Net loss	—	(132)	—	(132)
Other comprehensive loss	—	—	(7)	(7)
Stock-based compensation (note 7)	25	—	—	25
Shares issued:
Exercise of stock options (note 7)	2	—	—	2
Employee share purchase plan (note 7)	7	—	—	7
Balance as at November 30, 2021	$2,857	$(1,438)	$(20)	$1,399

	Nine Months Ended November 30, 2020
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2020	$2,760	$(198)	$(33)	$2,529
Net loss	—	(789)	—	(789)
Other comprehensive income	—	—	24	24
Cumulative impact of adoption of ASC 326	—	(4)	—	(4)
Stock-based compensation	33	—	—	33
Shares issued:
Exercise of stock options	3	—	—	3
Employee share purchase plan	7	—	—	7
Balance as at November 30, 2020	$2,803	$(991)	$(9)	$1,803

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Revenue (note 11)	$184	$218	$533	$683
Cost of sales	67	69	190	192
Gross margin	117	149	343	491

Operating expenses
Research and development	57	53	172	167
Selling, marketing and administration	77	83	233	252
Amortization	42	45	133	137
Impairment of goodwill (note 3)	—	—	—	594
Impairment of long-lived assets	—	—	—	21
Debentures fair value adjustment (note 6)	(110)	95	(47)	114
	66	276	491	1,285
Operating income (loss)	51	(127)	(148)	(794)
Investment income (loss), net (note 3 and note 6)	25	(1)	22	(6)
Income (loss) before income taxes	76	(128)	(126)	(800)
Provision for (recovery of) income taxes (note 5)	2	2	6	(11)
Net income (loss)	$74	$(130)	$(132)	$(789)
Earnings (loss) per share (note 8)
Basic	$0.13	$(0.23)	$(0.23)	$(1.41)
Diluted	$(0.05)	$(0.23)	$(0.28)	$(1.41)

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Net income (loss)	$74	$(130)	$(132)	$(789)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and nine months ended November 30, 2021 and November 30, 2020 (note 9)	—	—	(1)	3
Foreign currency translation adjustment, net of income taxes of nil for the three and nine months ended November 30, 2021 (net of income taxes of $1 million and nil, respectively, for the three and nine months ended November 30, 2020)	(4)	1	(6)	5
Net change in fair value from instrument-specific credit risk on the Debentures, net of income taxes of nil for the three and nine months ended November 30, 2021 (net of income taxes of $2 million and nil, respectively, for the three and nine months ended November 30, 2020) (note 6)	(1)	3	—	16
Other comprehensive income (loss)	(5)	4	(7)	24
Comprehensive income (loss)	$69	$(126)	$(139)	$(765)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30, 2021	November 30, 2020
Cash flows from operating activities
Net loss	$(132)	$(789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	142	149
Stock-based compensation	25	33
Gain on sale of investment (note 3)	(22)	—
Impairment of goodwill (note 3)	—	594
Impairment of long-lived assets	—	21
Debentures fair value adjustment (note 6)	(47)	114
Operating leases	(12)	(4)
Other	(3)	(4)
Net changes in working capital items
Accounts receivable, net of allowance	44	(1)
Other receivables	8	(7)
Income taxes receivable	1	(4)
Other assets	5	51
Accounts payable	6	(2)
Accrued liabilities	2	(27)
Income taxes payable	5	(13)
Deferred revenue	(59)	(81)
Net cash provided by (used in) operating activities	(37)	30
Cash flows from investing activities
Acquisition of long-term investments	(1)	(1)
Distribution from long-term investments	35	—
Acquisition of property, plant and equipment	(6)	(5)
Acquisition of intangible assets	(22)	(23)
Acquisition of short-term investments	(695)	(770)
Proceeds on sale or maturity of restricted short-term investments	24	—
Proceeds on sale or maturity of short-term investments	776	851
Net cash provided by investing activities	111	52
Cash flows from financing activities
Issuance of common shares	9	10
Payment of finance lease liability	—	(1)
Repurchase of 3.75% Debentures	—	(610)
Issuance of 1.75% Debentures	—	365
Net cash provided by (used in) financing activities	9	(236)
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1)	1
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	82	(153)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	218	426
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$300	$273
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2021 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and nine months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2022. The consolidated balance sheet at February 28, 2021 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
Certain of the comparative figures have been reclassified to conform to the current period’s presentation.
In the first quarter of fiscal 2022, the Chief Operating Decision Maker (“CODM”), who is the Executive Chair and Chief Executive Officer (“CEO”) of the Company, began making decisions and assessing the performance of the Company using three operating segments, whereas the CODM previously made decisions and assessed the performance of the Company as a single operating segment. As a result of the internal reporting reorganization, the Company is now organized and managed as three reportable operating segments: Cybersecurity, IoT (collectively, “Software & Services”), and Licensing and Other, as further discussed in Note 11.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

2.    ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In August 2020, the FASB issued a new accounting standard on the topic of debt with conversion and other options, ASU 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its results of operations, financial position and disclosures as the accounting model used by the Company was not impacted and the Company already utilizes the if-converted method in its calculation of diluted earnings per share relating to the Debentures (as defined in Note 6).
In October 2021, the FASB issued a new accounting standard on the topic of business combinations, accounting for contract assets and contract liabilities from contracts with customers, ASU 2021-08. The amendment in this update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. This update requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The guidance is effective for interim and annual periods beginning after December 15, 2022 and requires entities to prospectively apply business combinations occurring on or after the effective date of the amendments. The Company will adopt this guidance in the first quarter of fiscal 2024. The Company is currently evaluating the impact the standard will have on its results of operations, financial position and disclosures, but at this time the Company does not expect the adoption to have a material impact on its results of operations, financial position and disclosures for business combinations completed prior to adoption. Should the Company complete business acquisitions subsequent to adoption, the impact in future periods compared to current accounting standards will depend on the contract assets and contract liabilities acquired.
In November 2021, the FASB issued a new accounting standard on the topic of government assistance, ASU 2021-10. The standard requires additional disclosures for transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The update also requires entities that omit any of the information because it is legally prohibited from being disclosed to include a statement to that effect. The guidance is effective for annual periods beginning after December 15, 2021. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its results of operations, financial position and disclosures.
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
The Company’s investments largely consist of debt securities issued by major corporate and banking organizations, the provincial and federal governments of Canada, international government banking organizations and the United States Department of the Treasury and are all investment grade. The Company also holds certain private equity investments without readily determinable fair value, as well as certain public equity securities obtained through an initial public offering of a previously held private equity investment.
For a description of how the fair values of the 1.75% Debentures (as defined in Note 6) and 3.75% Debentures (as defined in Note 6) were determined, see the “Convertible debentures” accounting policies in Note 1 to the Annual Financial Statements. The 1.75% Debentures are classified as Level 3 and the 3.75% Debentures were classified as Level 2.
Non-Recurring Fair Value Measurements
Upon the occurrence of certain events, the Company re-measures the fair value of non-marketable equity investments for which it utilizes the measurement alternative, and long-lived assets, including property, plant and equipment, operating lease ROU assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which the Company does not own a controlling interest or have significant influence. The estimation of fair value used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3.
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
In its annual goodwill impairment test in the fourth quarter of fiscal 2021, the Company’s estimate of cash flows indicated that such carrying values were expected to be recovered for all reporting units. Nonetheless, it is reasonably possible that future judgements, assumptions and estimates of cash flows may change resulting in the need to write down those assets to fair value. Reductions in the Company’s estimates of long-term revenue growth rates could potentially result in impacts that would be material to the consolidated financial statements, including the fair value of the Company’s goodwill, particularly in relation to its BlackBerry Spark reporting unit.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at November 30, 2021 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash Equivalents
Bank balances	$109	$—	$—	$109	$108	$—	$—	$1
Other investments	8	—	—	8	—	—	8	—
	117	—	—	117	108	—	8	1
Level 1:
Equity securities	10	—	(9)	1	—	1	—	—

Level 2:
Term deposits, certificates of deposits, and GIC's	140	—	—	140	53	59	—	28
Bankers’ acceptances/bearer deposit notes	20	—	—	20	12	8	—	—
Commercial paper	192	—	—	192	40	152	—	—
Non-U.S. promissory notes	127	—	—	127	46	81	—	—
Non-U.S. government sponsored enterprise notes	129	—	—	129	—	129	—	—
Non-U.S. treasury bills/notes	24	—	—	24	12	12	—	—
	632	—	—	632	163	441	—	28
Level 3:
Other investments	17	5	—	22	—	—	22	—
	$776	$5	$(9)	$772	$271	$442	$30	$29
______________________________
(1) Cost basis for other investments includes the effect of returns of capital.

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
As at November 30, 2021, the Company had private non-marketable equity investments without readily determinable fair value of $30 million (February 28, 2021 - $37 million). During the three and nine months ended November 30, 2021, the Company recorded an upward adjustment to the carrying value of certain non-marketable equity investments without readily determinable fair value of $5 million resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income (loss), net on the Company’s consolidated statements of operations. The Company also received a distribution from a non-marketable equity investment without readily determinable fair value in the amount of $35 million, consisting of a return of capital of $13 million and a realized gain of $22 million included in investment income (loss), net on the Company’s consolidated statements of operations.
There were no realized gains or losses on available-for-sale securities for the three and nine months ended November 30, 2021 (realized losses of nil for the three and nine months ended November 30, 2020).
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
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at November 30, 2021 and February 28, 2021 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	November 30, 2021	February 28, 2021
Cash and cash equivalents	$271	$214
Restricted cash and cash equivalents	29	4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$300	$218

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at November 30, 2021 and February 28, 2021 were as follows:

	As at
	November 30, 2021		February 28, 2021
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$632	$632	$599	$599
No fixed maturity	10	1	10	3
	$642	$633	$609	$602
As at November 30, 2021 and February 28, 2021, the Company had no available-for-sale debt securities with continuous unrealized losses.
4.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at November 30, 2021 was $5 million (February 28, 2021 - $10 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

As at
November 30, 2021
Beginning balance as of February 29, 2020	$9
Impact of adopting ASC 326	4
Prior period recovery for expected credit losses	(3)
Ending balance of the allowance for credit loss as at February 28, 2021	10
Current period recovery for expected credit losses	(1)
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at November 30, 2021	$5
The allowance for credit losses as at November 30, 2021 consists of $2 million (February 28, 2021 - $3 million) relating to CECL estimated based on days past due and region and $3 million (February 28, 2021 - $7 million) relating to specific customers that were evaluated separately.
There was one customer that comprised more than 10% of accounts receivable as at November 30, 2021 (February 28, 2021 - one customer comprised more than 10%).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Current Assets
As at November 30, 2021 and February 28, 2021, other current assets included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in any of the periods presented.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	November 30, 2021	February 28, 2021
Cost
Buildings, leasehold improvements and other	$53	$67
BlackBerry operations and other information technology	92	110
Manufacturing, repair and research and development equipment	69	72
Furniture and fixtures	10	10
	224	259
Accumulated amortization	182	211
Net book value	$42	$48
Intangible Assets, Net
Intangible assets comprised the following:

	As at November 30, 2021
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$763	$260
Intellectual property	505	323	182
Other acquired intangibles	494	274	220
	$2,022	$1,360	$662

	As at February 28, 2021
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$712	$311
Intellectual property	498	299	199
Other acquired intangibles	494	233	261
	$2,015	$1,244	$771
For the nine months ended November 30, 2021, amortization expense related to intangible assets amounted to $130 million (nine months ended November 30, 2020 - $133 million).
Total additions to intangible assets for the nine months ended November 30, 2021 amounted to $22 million (nine months ended November 30, 2020 - $23 million). During the nine months ended November 30, 2021, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at November 30, 2021, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2022 and each of the five succeeding years is expected to be as follows: fiscal 2022 - $34 million; fiscal 2023 - $123 million; fiscal 2024 - $111 million; fiscal 2025 - $103 million; fiscal 2026 - $96 million and fiscal 2027 - $88 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the nine months ended November 30, 2021 were as follows:

Carrying Amount
Carrying amount as at February 29, 2020	$1,437
Goodwill impairment charge (see note 3)	(594)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6
Carrying amount as at February 28, 2021	849
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(4)
Carrying amount as at November 30, 2021	$845
Other Long-term Assets
As at November 30, 2021 and February 28, 2021, other long-term assets included long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.
Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	November 30, 2021	February 28, 2021
Operating lease liabilities, current	$29	$33
Other	149	145
	$178	$178
Other accrued liabilities include accrued royalties, accrued director fees, accrued vendor liabilities, accrued carrier liabilities, variable incentive accrual and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance.
5.    INCOME TAXES
For the nine months ended November 30, 2021, the Company’s net effective income tax expense rate was approximately 5% compared to a net effective income tax recovery rate of 1% for the nine months ended November 30, 2020. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the Debentures (as defined in Note 6), amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at November 30, 2021 were $19 million (February 28, 2021 - $24 million). As at November 30, 2021, $19 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
The Company originally determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 6.27% as of November 30, 2021. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.

The following table summarizes the change in fair value of the 1.75% Debentures for the nine months ended November 30, 2021, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
November 30, 2021
Balance as at February 28, 2021	$720
Change in fair value of the Debentures	(47)
Balance as at November 30, 2021	$673
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $308 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the three and nine months ended November 30, 2021 and November 30, 2020:

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$110	$(89)	$47	$(89)
Charge associated with the change in fair value from instrument-specific credit components recorded in AOCL	(1)	(5)	—	(5)
Total decrease (increase) in the fair value of the 1.75% Debentures	$109	$(94)	$47	$(94)
For the three and nine months ended November 30, 2021, the Company recorded interest expense related to the Debentures of $2 million and $5 million, respectively, which has been included in investment income (loss), net on the Company’s consolidated statements of operations (three and nine months ended November 30, 2020 - $2 million and $13 million).

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
The following table shows the impact of the changes in fair value of the 3.75% Debentures for the three and nine months ended November 30, 2021 and November 30, 2020:

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Charge associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$—	$—	$—	$(19)
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	—	—	15
Realized charges associated with the change in fair value from credit components recorded in the consolidated statements of operations on redemption	—	(6)	—	(6)
Realized charges associated with the change in fair value from credit components released from AOCL on redemption	—	6	—	6
Total increase in the fair value of the 3.75% Debentures	$—	$—	$—	$(4)
7.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the nine months ended November 30, 2021:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2021	565,505	$2,823
Exercise of stock options	460	2
Common shares issued for restricted share unit settlements	6,967	—
Stock-based compensation	—	25
Common shares issued for employee share purchase plan	735	7
Common shares outstanding as at November 30, 2021	573,667	$2,857
The Company had 574 million voting common shares outstanding, 1 million options to purchase voting common shares, 12 million RSUs and 2 million DSUs outstanding as at December 17, 2021. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Net income (loss) for basic earnings (loss) per share available to common shareholders	$74	$(130)	$(132)	$(789)
Less: Debentures fair value adjustment (1) (2)	(110)	—	(47)	—
Add: interest expense on Debentures (1) (2)	2	—	5	—
Net loss for diluted loss per share available to common shareholders	$(34)	$(130)	$(174)	$(789)

Weighted average number of shares outstanding (000’s) - basic (3) (4)	571,138	562,443	568,877	559,732
Effect of dilutive securities (000’s)
Conversion of Debentures (1) (2)	60,833	—	60,833	—
Weighted average number of shares and assumed conversions (000’s) diluted	631,971	562,443	629,710	559,732
Earnings (loss) per share - reported
Basic	$0.13	$(0.23)	$(0.23)	$(1.41)
Diluted	$(0.05)	$(0.23)	$(0.28)	$(1.41)
______________________________
(1) The Company has presented the dilutive effect of the Debentures using the if-converted method, assuming conversion at the beginning of the quarter for the three and nine months ended November 30, 2021. Accordingly, to calculate diluted loss per share, the Company adjusted net income (loss) by eliminating the fair value adjustment made to the Debentures and interest expense incurred on the Debentures for the three and nine months ended November 30, 2021, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the Debentures.
(2) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the three and nine months ended November 30, 2020, as to do so would be antidilutive. See Note 6 for details on the Debentures.
(3) The three and nine months ended November 30, 2021, includes approximately 1,421,945 common shares (Exchange Shares) remaining to be issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019, in consideration for the acquisition. The three and nine months ended November 30, 2020, includes approximately 2,802,067 common shares to be issued in equal installments on the two anniversary dates of the Cylance acquisition thereafter, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three and nine months ended November 30, 2021 and November 30, 2020, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three and nine months ended November 30, 2021 and November 30, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Cash Flow Hedges
Balance, beginning of period	$—	$2	$1	$(1)
Other comprehensive income before reclassification	—	1	—	2
Amounts reclassified from AOCL into net income (loss)	—	(1)	(1)	1
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$—	$2	$—	$2
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(6)	$(6)	$(4)	$(9)
Other comprehensive income (loss)	(4)	2	(6)	5
Foreign currency cumulative translation adjustment	$(10)	$(4)	$(10)	$(4)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(8)	$(8)	$(9)	$(22)
Other comprehensive income (loss) before reclassification	(1)	(5)	—	10
Amounts reclassified from AOCL into net income (loss)	—	7	—	6
Change in fair value from instruments-specific credit risk on Debentures	$(9)	$(6)	$(9)	$(6)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(20)	$(9)	$(20)	$(9)

10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $27 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of November 30, 2021. See the discussion of restricted cash in Note 3.
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
As of November 30, 2021, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex (e.g., once a patent is identified, the analysis of the patent and a comparison to the activities of the Company is a labour-intensive and highly technical process); the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Defendants filed a reply in support of their summary judgment motion and a motion to strike Plaintiffs’ response to Defendants’ separate statement of undisputed facts on July 22, 2021. Plaintiffs filed an opposition to the motion to strike on August 5, 2021, and Defendants filed a reply in support on August 10, 2021. On August 13, 2021, Plaintiffs filed an unopposed motion for approval of a class notice plan. On September 10, 2021, the Court (i) granted in part and denied in part the parties’ Daubert motions and (ii) granted the plaintiffs’ unopposed motion for approval of the class notice plan. Postcard notice was mailed on October 8, 2021; publication notice was issued starting on October 18, 2021. On May 5, 2021, the parties participated in a mediation with the Hon. Layn Phillips (ret.), which did not result in an agreement. The Court has not set a trial date.
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
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the 10-day average closing price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at November 30, 2021, the liability recorded in association with this award is approximately $8 million (February 28, 2021 - $8 million).
As at November 30, 2021, the Company has recognized $16 million (February 28, 2021 - $15 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
Segment Disclosures
The Company is now organized and managed as three operating segments: Cybersecurity, IoT, and Licensing and Other. Prior year information has been restated to conform to the current year presentation of the Company’s segment information.
The following table shows information by operating segment for the three and nine months ended November 30, 2021 and November 30, 2020:

	For the Three Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Segment revenue	$128	$130	$43	$32	$13	$56	$184	$218
Segment cost of sales	52	53	8	6	6	9	66	68
Segment gross margin (1)	$76	$77	$35	$26	$7	$47	$118	$150

	For the Nine Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Segment revenue	$355	$369	$126	$92	$52	$222	$533	$683
Segment cost of sales	147	146	22	18	18	24	187	188
Segment gross margin (1)	$208	$223	$104	$74	$34	$198	$346	$495
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cybersecurity consists of the Company’s BlackBerry Spark® software platform, BlackBerry® AtHoc, BlackBerry® Alert and SecuSUITE. The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry Spark® Unified Endpoint Security Suite and the BlackBerry Spark® Unified Endpoint Management (“UEM”) Suite, which are also marketed together as the BlackBerry Spark® Suites, offering the Company’s broadest range of tailored cybersecurity and endpoint management options. The BlackBerry Spark UES Suite includes revenue from the Company’s Cylance® artificial intelligence and machine learning-based platform consisting of BlackBerry® Protect, BlackBerry® Optics, BlackBerry® Persona, BlackBerry® Gateway, BlackBerry® Guard managed services and other cybersecurity applications. In addition, the Company offers the BlackBerry Cyber Suite, a UEM-agnostic version of its BlackBerry Spark UES Suite. The BlackBerry Spark UEM Suite includes the Company’s BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
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
The following table reconciles total segment gross margin for the three and nine months ended November 30, 2021 and November 30, 2020 to the Company’s consolidated totals:

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Total segment gross margin	$118	$150	346	$495
Adjustments (1):
Less: Cost of sales	1	1	3	4
Less:
Research & development	57	53	172	167
Selling, marketing and administration	77	83	233	252
Amortization	42	45	133	137
Impairment of long-lived assets	—	—	—	21
Impairment of goodwill	—	—	—	594
Debentures fair value adjustment	(110)	95	(47)	114
Investment income (loss), net	(25)	1	(22)	6
Consolidated income (loss) before income taxes	$76	$(128)	$(126)	$(800)
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
North America (1)	$101	$147	$313	$492
Europe, Middle East and Africa	66	55	168	144
Other regions	17	16	52	47
Total	$184	$218	$533	$683

North America (1)	54.9%	67.5%	58.7%	72.0%
Europe, Middle East and Africa	35.9%	25.2%	31.5%	21.1%
Other regions	9.2%	7.3%	9.8%	6.9%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Products and services transferred over time	$111	$121	$324	$362
Products and services transferred at a point in time	73	97	209	321
Total	$184	$218	$533	$683
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the nine months ended November 30, 2021:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2021	$188	$294	$21
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	499	418	14
Decrease due to payment, fulfillment of performance obligations, or other	(549)	(477)	(18)
Decrease, net	(50)	(59)	(4)
Closing balance as at November 30, 2021	$138	$235	$17

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at November 30, 2021 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at November 30, 2021
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$206	$32	$13	$251
Revenue recognized for performance obligations satisfied in prior periods
For the three and nine months ended November 30, 2021, $1 million of revenue was recognized for performance obligations satisfied in a prior period (three and nine months ended November 30, 2020 - $2 million of revenue was recognized relating to performance obligations satisfied in a prior period).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	November 30, 2021		February 28, 2021
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$238	$443	$289	$504
United States	1,337	1,815	1,411	1,963
Other	28	341	31	351
	$1,603	$2,599	$1,731	$2,818
Information About Major Customers
There was one customer that comprised 14% and 11% of the Company’s revenue in the three and nine months ended November 30, 2021, respectively (three and nine months ended November 30, 2020 - one customer that comprised 13% and 27% of the Company’s revenue, respectively).
12.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Interest paid during the period	$2	$2	$5	$13
Income taxes paid during the period	1	1	5	3
Income tax refunds received during the period	1	—	6	1
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2022 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2021, approximately 28% of cash and cash

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

equivalents, 46% of accounts receivable and 29% of accounts payable were denominated in foreign currencies (February 28, 2021 – 20%, 25% and 34%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at November 30, 2021, no single issuer represented more than 10% of the total cash, cash equivalents and investments (February 28, 2021 - no single issuer represented more than 13% of the total cash, cash equivalents and investments), representing cash balances at one of the Company’s banking counterparties. As at November 30, 2021, the Company had nil collateral posted with counterparties (February 28, 2021 - nil in collateral held or posted).
Liquidity risk
Cash, cash equivalents, and investments were approximately $772 million as at November 30, 2021. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Government subsidies
During the first quarter of fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic, initially running for a thirty-six week period between March and November 2020. The program was subsequently extended to October 2021. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. The extension also includes a gradual decrease to the subsidy rate. The Company applied for the CEWS to the extent it met the requirements to receive the subsidy and during the three and nine months ended November 30, 2021, recorded $3 million and $30 million, respectively, in government subsidies as a reduction to operating expenses in the consolidated statement of operations (November 30, 2020 - $10 million and $37 million, respectively). CEWS received after June 5, 2021 may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and nine months ended November 30, 2021, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2021 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to its revenue and billings in fiscal 2022 and with respect to installations of the BlackBerry IVY™ platform in fiscal 2023;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - Products and Services”, “Business Overview - COVID-19”, “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended November 30, 2021 compared to the three months ended November 30, 2020 - Revenue - Revenue by Segment” and “Financial Condition - Debenture Financing and Other Funding Sources”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, the ongoing COVID-19 pandemic, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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
The Company’s goal is to offer smarter security solutions that are more effective, require fewer resources to support and produce a better return on investment for customers than competing offerings. To achieve this vision, the Company continues to extend the functionality of its AI-focused BlackBerry Spark® software platform and safety-certified QNX® Neutrino® real time operating system and is commercializing its new BlackBerry IVY intelligent vehicle data platform.
The Company’s go-to-market strategy is focused on generating revenue from enterprise software, services and licensing as well as from embedded software designs with leading OEMs and Tier 1 suppliers. The Company intends to drive revenue growth and to achieve margins that are consistent with those of other enterprise software companies.
Products and Services
The Company has multiple products and services from which it derives revenue, which are structured in three groups: Cybersecurity, IoT (collectively with Cybersecurity, “Software & Services”) and Licensing and Other.
Cybersecurity
The Cybersecurity business consists of BlackBerry Spark, BlackBerry® AtHoc®, BlackBerry Alert and SecuSUITE.
The Company’s core secure software and services offering is its BlackBerry Spark software platform, which integrates a unified endpoint security (“UES”) layer with BlackBerry unified endpoint management (“UEM”) to enable secure endpoint communications in a zero trust environment. BlackBerry UES is a set of complementary cybersecurity products offering endpoint protection platform (“EPP”), endpoint detection and response (“EDR”), mobile threat defense (“MTD”), zero-trust network access (“ZTNA”) and user and entity behavior analytics (“UEBA”) capabilities. The BlackBerry Spark platform is informed by the Company’s AI and machine learning capabilities, continuous innovations, professional cybersecurity services and threat research, industry partnerships and academic collaborations. The Company is currently executing on a robust schedule of product launches for BlackBerry Spark to deliver on the Company’s extended detection and response (“XDR”) strategy, which aims to use security telemetry data from the platform’s full range of natively-integrated products and partner solutions to provide deep contextual insights for more powerful and integrated threat detection and response. This comprehensive security strategy for BlackBerry Spark is designed to operate on a single agent across all endpoints, to be administered from a single console, to leverage a single crowd-sourced threat data lake and to be managed in one cloud environment. BlackBerry Spark solutions are available through the BlackBerry Spark® Unified Endpoint Security Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suites, offering the Company’s most comprehensive range of tailored cybersecurity and endpoint management options.
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
The Company has partnered with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. BlackBerry IVY will allow automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning at the edge to generate and share predictive insights and inferences. Automakers and developers will be able to use this information to create responsive in-vehicle services that enhance driver and passenger experiences. BlackBerry IVY will support multiple vehicle operating systems and hardware, as well as multi-cloud deployments in order to ensure compatibility across vehicle models and brands. The Company released an early access version of BlackBerry IVY to select ecosystem partners in October 2021, and plans to release a beta version in February 2022 with installation of BlackBerry IVY in vehicles expected to begin during fiscal year 2023.
BlackBerry QNX is also a preferred supplier of embedded systems for companies building medical devices, train-control systems, industrial robots, hardware security modules, building automation systems, green energy solutions, and other mission-critical applications.
In addition to BlackBerry QNX, BTS includes BlackBerry Certicom® cryptography and key management products, the BlackBerry Radar® asset monitoring solution, and the BlackBerry Jarvis™ binary code scanning solution.
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
In the fourth quarter of fiscal 2021, the Company entered into exclusive negotiations with a North American entity for the potential sale of a portion of the patent portfolio relating primarily to non-core or legacy mobile devices, messaging and wireless networking technologies. Negotiations are ongoing. The Company previously stated its expectation of entering into a definitive agreement in the third quarter of fiscal 2022 but now believes that it will do so in the fourth quarter of fiscal 2022. While the parties have reached preliminary agreement on many key terms of the potential transaction, there can be no assurance that the Company will reach a definitive agreement or that a transaction will be consummated. If a transaction is completed, the Company will retain rights to use these patents.
The Company’s Other business generates revenue from SAF charged to subscribers using the Company’s legacy BlackBerry 7 and prior BlackBerry operating systems, which will no longer be supported or maintained as of January 4, 2022.
Recent Developments
The Company continued to execute on its strategy in fiscal 2022 and announced the following achievements:
Products and Innovation:
•Launched BlackBerry Optics 3.0, the Company’s next-generation cloud-based EDR solution and BlackBerry Gateway, the Company’s first AI-empowered ZTNA product;
•Released an early access version of BlackBerry IVY;
•Announced that the Company was awarded the highest AAA Rating in SE Labs’ Breach Response Test for BlackBerry Protect and BlackBerry Optics;
•Launched an update to the BlackBerry® Guard managed detection and response service to provide a managed XDR service through a partnership with Exabeam;
•Announced an expansion of products covered by the BlackBerry Guard 2.0 managed detection and response service to include zero trust network access (ZTNA), mobile threat defense (MTD) and user behavior risk analytics (UEBA);
•Announced that BlackBerry was recognized by SE Labs as offering the best new endpoint protection solution of 2021;
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
•Announced that BlackBerry AtHoc won the Frost & Sullivan 2021 Technology Innovation Leadership Award for safe city solutions;
•Launched updated SecuSUITE capabilities to further secure group phone calls and messages; and
•Announced that BlackBerry SecuSUITE® for Government offering now provides certified end-to-end encryption of all group phone calls and instant messages.

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
•Announced a collaboration with Ridecell Inc. to bring a next generation fleet operations and ADAS data platform to automotive OEMs via BlackBerry IVY;
•Launched the BlackBerry IVY Advisory Council to help shape and advise the BlackBerry IVY application development community and drive use case generation;
•Announced that BMW Group has entered into a multi-year agreement to use BlackBerry QNX technology to develop SAE Level 2/2+ driving automation functions in multiple makes and models across the BMW group;
•Announced that Volvo Group has selected BlackBerry QNX for its Dynamic Software Platform;
•Announced the availability of a QNX cockpit reference design powered by Google and Qualcomm technologies that reduces development time for digital cockpit architectures;
•Announced that BlackBerry and Visteon will expand efforts to accelerate the deployment of digital cockpit solutions for automakers and their suppliers;
•Announced that Mahindra & Mahindra Ltd. selected BlackBerry QNX technologies to power the cockpit domain controller for their next-generation SUV;
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
•Announced that Deloitte will leverage BlackBerry Jarvis to help manufacturers to secure their software supply chains;
•Announced the integration of BlackBerry UEM with Microsoft 365;
•Announced a technology integration between Okta and BlackBerry UEM to deliver seamless identity and access capabilities;
•Announced Okta, Mimecast, Stellar Cyber and XM Cyber as new partners in BlackBerry’s XDR ecosystem;
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
•Announced that BlackBerry and the University of Waterloo have expanded their partnership to create a new joint innovation program; and
•Announced that BlackBerry and L-SPARK launched a third cohort of their accelerator program to advance Canadian connected vehicle technology innovation.
Environmental, Sustainability and Corporate Governance:
•Announced that Michael Daniels has been appointed as Chair of the Compensation, Nomination and Governance Committee of the Company’s Board of Directors and that Lisa Disbrow has been appointed as Chair of the Audit and Risk Management Committee of the Board of Directors;
•Appointed John Giamatteo as President of Cybersecurity effective October 4, 2021;
•Announced the resignation of Tom Eacobacci as President and Chief Operating Officer effective October 29, 2021;
•Appointed Mattias Eriksson as President and General Manager of IoT;
•Announced that the Company achieved carbon neutrality across Scope 1, Scope 2 and material Scope 3 emissions;
•Announced that the Company was named one of Canada’s Greenest Employers for sixth year in a row; and
•Announced that the Company was named to Newsweek's list of the Most Loved Workplaces for 2021.

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
To protect the health and safety of the Company’s employees, contractors, customers and visitors, during the first nine months of fiscal 2022 and throughout most of fiscal 2021, the Company mandated remote working, utilizing virtual meetings and suspending most employee travel. The Company also shifted customer, industry and other stakeholder events to virtual-only experiences, and may similarly alter, postpone or cancel other events in the future. The long-term impacts on the Company of substantially remote operations are uncertain.
The Company also implemented a series of temporary cost reduction measures to further preserve financial flexibility during the COVID-19 pandemic. In the third quarter of fiscal 2022, these actions included taking advantage of the broad-based employer relief provided by governments in Canada and the postponement of certain discretionary spending. The Company expects that savings from temporary cost reduction measures and governmental assistance related to the pandemic will continue to be lower in fiscal 2022 than in fiscal 2021.
In fiscal 2022 and fiscal 2021, the economic challenges and uncertainty caused by the COVID-19 pandemic and the measures undertaken to contain its spread have negatively affected the Company’s QNX automotive software business, caused volatility in demand for many of the Company’s other products and services, adversely affected the ability of the Company’s sales and professional services teams to meet with customers and provide service, negatively impacted expected spending from new customers and increased sales cycle times.
Although the Company experienced higher Software & Services revenue in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021, when the COVID-19 pandemic first materially negatively impacted the Company’s operations, and observed a recovery in both automotive design activities and production volumes during the first nine months of fiscal 2022 on a year over year basis, the COVID-19 pandemic and related global chip shortage have had and, in fiscal 2022, may continue to have a material adverse impact on the Company’s QNX automotive software business in particular and on the Company’s business, results of operations and financial condition on a consolidated basis. The Company does not expect the COVID-19 pandemic and its related economic impact to materially adversely affect the Company’s liquidity position.
The ultimate impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on, among other things, the pandemic’s duration and severity, including resurgences in some geographic areas as a result of new strains and variants, such as Delta and Omicron, the governmental restrictions that may be sustained or imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the pandemic (including the distribution and efficacy of vaccines, particularly against emergent viral variants), the impact of the global chip shortage and other supply chain constraints. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.
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

Third Quarter Fiscal 2022 Summary Results of Operations
The following table sets forth certain unaudited consolidated statements of operations data for the quarter ended November 30, 2021 compared to the quarter ended November 30, 2020 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	November 30, 2021	November 30, 2020	Change
Revenue	$184	$218	$(34)
Gross margin	117	149	(32)
Operating expenses	66	276	(210)
Investment income (loss), net	25	(1)	26
Income (loss) before income taxes	76	(128)	204
Provision for income taxes	2	2	—
Net income (loss)	$74	$(130)	$204
Earnings (loss) per share - reported
Basic	$0.13	$(0.23)
Diluted	$(0.05)	$(0.23)

Weighted-average number of shares outstanding (000’s)
Basic (1)	571,138	562,443
Diluted (2)	631,971	562,443
______________________________
(1)Basic earnings (loss) per share on a U.S. GAAP basis for the third quarter of fiscal 2022 and third quarter of fiscal 2021 includes 1,421,945 and 2,802,067 common shares, respectively, to be issued on the anniversary dates of the Cylance acquisition completed on February 21, 2019, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(2)Diluted loss per share on a U.S. GAAP basis for the third quarter of fiscal 2021 does not include the dilutive effect of the Debentures (defined below), as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the third quarter of fiscal 2022 and 2021 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following tables show information by operating segment for the three and nine months ended November 30, 2021 and November 30, 2020. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance of the Company’s reportable operating segments. See “Business Overview” for a description of the Company’s operating segments, as well as Note 11 to the Consolidated Financial Statements.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2021	2020		2021	2020		2021	2020		2021	2020
Segment revenue	$128	$130	$(2)	$43	$32	$11	$13	$56	$(43)	$184	$218	$(34)
Segment cost of sales	52	53	(1)	8	6	2	6	9	(3)	66	68	(2)
Segment gross margin	$76	$77	$(1)	$35	$26	$9	$7	$47	$(40)	$118	$150	$(32)

	For the Nine Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2021	2020		2021	2020		2021	2020		2021	2020
Segment revenue	$355	$369	$(14)	$126	$92	$34	$52	$222	$(170)	$533	$683	$(150)
Segment cost of sales	147	146	1	22	18	4	18	24	(6)	187	188	(1)
Segment gross margin	$208	$223	$(15)	$104	$74	$30	$34	$198	$(164)	$346	$495	$(149)
The following tables reconcile the Company’s segment results for the three and nine months ended November 30, 2021 to consolidated U.S. GAAP results:

	For the Three Months Ended November 30, 2021
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$128	$43	$13	$184	$—	$184
Cost of sales (1)	52	8	6	66	1	67
Gross margin	$76	$35	$7	$118	$(1)	$117
Operating expenses					66	66
Investment income, net					(25)	(25)
Income before income taxes						$76

	For the Nine Months Ended November 30, 2021
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$355	$126	$52	$533	$—	$533
Cost of sales (1)	147	22	18	187	3	190
Gross margin	$208	$104	$34	$346	$(3)	$343
Operating expenses					491	491
Investment income, net					(22)	(22)
Loss before income taxes						$(126)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and nine months ended November 30, 2021.
The following tables reconcile the Company’s segment results for the three and nine months ended November 30, 2020 to consolidated U.S. GAAP results:

	For the Three Months Ended November 30, 2020
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$130	$32	$56	$218	$—	$218
Cost of sales (1)	53	6	9	68	1	69
Gross margin	$77	$26	$47	$150	$(1)	$149
Operating expenses					276	276
Investment loss, net					1	1
Loss before income taxes						$(128)

	For the Nine Months Ended November 30, 2020
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$369	$92	$222	$683	$—	$683
Cost of sales (1)	146	18	24	188	4	192
Gross margin	$223	$74	$198	$495	$(4)	$491
Operating expenses					1,285	1,285
Investment loss, net					6	6
Loss before income taxes						$(800)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and nine months ended November 30, 2020.
Financial Highlights
The Company had approximately $772 million in cash, cash equivalents and investments as of November 30, 2021 and $804 million in cash, cash equivalents and investments as of February 28, 2021.
In the third quarter of fiscal 2022, the Company recognized revenue of $184 million and net income of $74 million, or $0.13 basic earnings per share and $0.05 diluted loss per share on a U.S. GAAP basis. In the third quarter of fiscal 2021, the Company recognized revenue of $218 million and incurred a net loss of $130 million, or $0.23 basic and diluted loss per share on a U.S. GAAP basis.
The Company recognized an adjusted net loss of $1 million, and an adjusted loss of $0.00 per share, in the third quarter of fiscal 2022. The Company recognized adjusted net income of $9 million, and adjusted earnings of $0.02 per share, in the third quarter of fiscal 2021. See “Non-GAAP Financial Measures” below.
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
As at November 30, 2021, the fair value of the 1.75% Debentures was approximately $673 million, a decrease of approximately $109 million during the third quarter of fiscal 2022. For the three months ended November 30, 2021, the Company recorded non-cash income relating to changes in fair value from non-credit components of $110 million (pre-tax and after tax) (the “Q3 Fiscal 2022 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and a non-cash charge relating to changes in fair value from instrument specific credit risk of $1 million in Other Comprehensive Loss (“OCL”) relating to the 1.75% Debentures. For the nine months ended November 30, 2021, the Company recorded non-cash income relating to changes in fair value from non-credit components of $47 million (pre-tax and after tax) (the “Fiscal 2022 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and non-cash income relating to changes in fair value from instrument specific credit risk of nil in OCL relating to the 1.75% Debentures. See Note 6 to the Consolidated Financial Statements for further details on the 1.75% Debentures.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On December 21, 2021, the Company announced financial results for the three and nine months ended November 30, 2021, which included certain non-GAAP financial measures, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense and adjusted amortization expense.
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP measures provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and is useful in helping management and readers understand the Company’s operating results and underlying operational trends. In the first quarter of fiscal 2022, the Company discontinued its use of software deferred revenue acquired and software deferred commission acquired adjustments in its non-GAAP financial measures due to the quantitative decline in the adjustments over time. For purposes of comparability, the Company’s non-GAAP financial measures for the three and nine months ended November 30, 2020 have been updated to conform to the current year’s presentation.
•Debentures fair value adjustment. The Company has elected to measure its Debentures outstanding at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the Debentures is recalculated and resulting non-cash income and charges from the change in fair value from non-credit components of the Debentures are recognized in income. The amount can vary each period depending on changes to the Company’s share price, share price volatility and credit indices. This is not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
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
On a U.S. GAAP basis, the impacts of these items are reflected in the Company’s income statement. However, the Company believes that the provision of supplemental non-GAAP measures allow investors to evaluate the financial performance of the Company’s business using the same evaluation measures that management uses, and is therefore a useful indication of the Company’s performance or expected performance of future operations and facilitates period-to-period comparison of operating performance. As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary non-GAAP financial measures that exclude certain items from the presentation of its financial results.

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended November 30, 2021 and November 30, 2020
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense and adjusted amortization expense and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended November 30, 2021 and November 30, 2020 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2021	November 30, 2020
Gross margin	$117	$149
Stock compensation expense	1	1
Adjusted gross margin	$118	$150

Gross margin %	63.6%	68.3%
Stock compensation expense	0.5%	0.5%
Adjusted gross margin %	64.1%	68.8%
Reconciliation of operating expense for the three months ended November 30, 2021, August 31, 2021 and November 30, 2020 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2021	August 31, 2021	November 30, 2020
Operating expense	$66	$253	$276
Stock compensation expense	5	11	11
Debentures fair value adjustment (1)	(110)	67	95
Acquired intangibles amortization	29	32	32
Adjusted operating expense	$142	$143	$138
______________________________
(1) See “Third Quarter Fiscal 2022 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”
Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended November 30, 2021 and November 30, 2020 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	November 30, 2021		November 30, 2020
		Basic earnings (loss) per share		Basic earnings (loss) per share
Net income (loss)	$74	$0.13	$(130)	$(0.23)
Stock compensation expense	6		12
Debentures fair value adjustment	(110)		95
Acquired intangibles amortization	29		32
Adjusted net income (loss)	$(1)	$0.00	$9	$0.02

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended November 30, 2021 and November 30, 2020 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2021	November 30, 2020
Research and development	$57	$53
Stock compensation expense	2	3
Adjusted research and development	$55	$50

Selling, marketing and administration	$77	$83
Stock compensation expense	3	8
Adjusted selling, marketing and administration	$74	$75

Amortization	$42	$45
Acquired intangibles amortization	29	32
Adjusted amortization	$13	$13
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the three months ended November 30, 2021 and November 30, 2020 are reflected in the table below.

For the Three Months Ended (in millions)	November 30, 2021	November 30, 2020
Operating income (loss)	$51	$(127)
Non-GAAP adjustments to operating income (loss)
Stock compensation expense	6	12
Debentures fair value adjustment	(110)	95
Acquired intangibles amortization	29	32
Total non-GAAP adjustments to operating income (loss)	(75)	139
Adjusted operating income (loss)	(24)	12
Amortization	45	49
Acquired intangibles amortization	(29)	(32)
Adjusted EBITDA	$(8)	$29

Revenue	$184	$218
Adjusted operating income (loss) margin % (1)	(13%)	6%
Adjusted EBITDA margin % (2)	(4%)	13%
______________________________
(1) Adjusted operating income (loss) margin % is calculated by dividing adjusted operating income (loss) by revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the nine months ended November 30, 2021 and November 30, 2020.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the nine months ended November 30, 2021 and November 30, 2020 to adjusted financial measures is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2021	November 30, 2020
Gross margin	$343	$491
Stock compensation expense	3	4
Adjusted gross margin	$346	$495

Gross margin %	64.4%	71.9%
Stock compensation expense	0.5%	0.6%
Adjusted gross margin %	64.9%	72.5%

Operating expense	$491	$1,285
Restructuring charges	—	2
Stock compensation expense	22	31
Debentures fair value adjustment (1)	(47)	114
Acquired intangibles amortization	93	97
Goodwill impairment charge	—	594
LLA impairment charge	—	21
Adjusted operating expense	$423	$426
______________________________
(1) See “Third Quarter Fiscal 2022 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the nine months ended November 30, 2021 and November 30, 2020 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Nine Months Ended (in millions, except per share amounts)	November 30, 2021		November 30, 2020
		Basic loss per share		Basic earnings (loss) per share
Net loss	$(132)	$(0.23)	$(789)	$(1.41)
Restructuring charges	—		2
Stock compensation expense	25		35
Debentures fair value adjustment	(47)		114
Acquired intangibles amortization	93		97
Goodwill impairment charge	—		594
LLA impairment charge	—		21
Adjusted net income (loss)	$(61)	$(0.11)	$74	$0.13

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2021 and November 30, 2020 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2021	November 30, 2020
Research and development	$172	$167
Stock compensation expense	6	8
Adjusted research and development	$166	$159

Selling, marketing and administration	$233	$252
Restructuring charges	—	2
Stock compensation expense	16	23
Adjusted selling, marketing and administration	$217	$227

Amortization	$133	$137
Acquired intangibles amortization	93	97
Adjusted amortization	$40	$40
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the nine months ended November 30, 2021 and November 30, 2020 are reflected in the table below.

For the Nine Months Ended (in millions)	November 30, 2021	November 30, 2020
Operating loss	$(148)	$(794)
Non-GAAP adjustments to operating loss
Restructuring charges	—	2
Stock compensation expense	25	35
Debentures fair value adjustment	(47)	114
Acquired intangibles amortization	93	97
Goodwill impairment charge	—	594
LLA impairment charge	—	21
Total non-GAAP adjustments to operating loss	71	863
Adjusted operating income (loss)	(77)	69
Amortization	142	149
Acquired intangibles amortization	(93)	(97)
Adjusted EBITDA	$(28)	$121

Revenue	$533	$683
Adjusted operating income (loss) margin % (1)	(14%)	10%
Adjusted EBITDA margin % (2)	(5%)	18%
______________________________
(1) Adjusted operating income (loss) margin % is calculated by dividing adjusted operating income (loss) by revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue

Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), billings, recurring revenue percentage, and free cash flow do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies. In the first quarter of fiscal 2022, the Company discontinued its use of software deferred revenue acquired in its key metrics as the Company no longer reports non-GAAP revenue. For purposes of comparability, the Company’s key metrics for the three months ended November 30, 2020 have been updated to conform to the current year’s presentation.
Comparative breakdowns of certain key metrics for the three months ended November 30, 2021 and November 30, 2020 are set forth below.

For the Three Months Ended (in millions)	November 30, 2021	November 30, 2020	Change
Annual Recurring Revenue
Cybersecurity	$358	$365	$(7)
IoT	$91	$88	$3
Dollar-Based Net Retention Rate
Cybersecurity	95%	95%	—%
Recurring Software Product Revenue	~ 80%	~ 80%	—%
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Cybersecurity ARR was approximately $358 million in the third quarter of fiscal 2022 and decreased compared to $364 million in the second quarter of fiscal 2022 and decreased compared to $365 million in the third quarter of fiscal 2021.
IoT ARR was approximately $91 million in the third quarter of fiscal 2022 and increased compared to $89 million in the second quarter of fiscal 2022 and increased compared to $88 million in the third quarter of fiscal 2021.
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
Cybersecurity DBNRR was 95% in the third quarter of fiscal 2022 and was consistent with 95% in the second quarter of fiscal 2022 and the third quarter of fiscal 2021.
Billings
The Company defines billings as amounts invoiced less credits issued. The Company considers billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Total Company billings decreased in the third quarter of fiscal 2022 compared to the second quarter of fiscal 2022 and decreased compared to the third quarter of fiscal 2021 due to a decrease in billings from Licensing and Other.
The Company previously stated that it expected sequential billings growth for Cybersecurity in the third quarter of fiscal 2022. In the third quarter of fiscal 2022, Cybersecurity billings increased sequentially compared to the second quarter of fiscal 2022.
The Company previously stated that it expected Cybersecurity billings to grow by a double-digit percentage for fiscal 2022. The Company no longer expects to meet this expectation due to delays in closing large government deals.

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
Total adjusted Software and Services product revenue, excluding professional services, was approximately 80% recurring in the third quarter of fiscal 2022 and was consistent with approximately 80% recurring in the second quarter of fiscal 2022 and the third quarter of fiscal 2021.
Free Cash Flow
Free cash flow is a measure of liquidity calculated as net operating cash flow minus capital expenditures. Free cash flow does not have any standardized meaning as prescribed by U.S. GAAP and therefore may not be comparable to similar measures presented by other companies. The Company uses free cash flow when assessing its sources of liquidity, capital resources, and quality of earnings. Free cash flow is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. For the three months ended November 30, 2021, the Company’s net cash used in operating activities was $19 million and capital expenditures were $2 million, resulting in the Company reporting free cash usage of $21 million compared to net cash generated by operating activities of $29 million, capital expenditures of $2 million, and free cash flow of $27 million for the three months ended November 30, 2020.
Results of Operations - Three months ended November 30, 2021 compared to the three months ended November 30, 2020
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	November 30, 2021	November 30, 2020	Change
Revenue by Segment
Cybersecurity	$128	$130	$(2)
IoT	43	32	11
Licensing and Other	13	56	(43)
	$184	$218	$(34)

% Revenue by Segment
Cybersecurity	69.6%	59.6%
IoT	23.4%	14.7%
Licensing and Other	7.0%	25.7%
	100.0%	100.0%
Cybersecurity
Cybersecurity revenue was $128 million, or 69.6% of revenue, in the third quarter of fiscal 2022, a decrease of $2 million compared to $130 million, or 59.6% of revenue, in the third quarter of fiscal 2021. The decrease in Cybersecurity revenue of $2 million was primarily due to a decrease of $2 million relating to professional services, a decrease of $2 million relating to product revenue in BlackBerry Spark, and a decrease of $1 million in BlackBerry AtHoc revenue, partially offset by an increase of $3 million related to the sale of Secusmart solutions.
The Company previously stated that it expected modest sequential Cybersecurity revenue growth in the third and fourth quarters of fiscal 2022. In the third quarter of fiscal 2022, Cybersecurity revenue grew sequentially compared to the second quarter of fiscal 2022.

The Company expects Cybersecurity revenue to be between $125 million and $135 million in the fourth quarter of fiscal 2022. The Company may or may not achieve sequential Cybersecurity revenue growth in the fourth quarter of fiscal 2022 depending on actual performance within such revenue range.
The Company previously stated that it expected Cybersecurity revenue to be towards the lower end of $495 million and $515 million in fiscal 2022. The Company no longer expects to meet this expectation due to delays in closing large government deals.
The Company previously stated that it expected Software and Services revenue to be between $675 million and $715 million in fiscal 2022. The Company no longer expects to meet this expectation due to the reason noted above for Cybersecurity revenue.
IoT
IoT revenue was $43 million, or 23.4% of revenue, in the third quarter of fiscal 2022, an increase of $11 million compared to $32 million, or 14.7% of revenue, in the third quarter of fiscal 2021. The increase in IoT revenue of $11 million was primarily due to an increase of $5 million in development seat revenue, an increase of $4 million in BlackBerry QNX royalty revenue due to the partial recovery of the automotive market from the slowdown related to the COVID-19 pandemic in the third quarter of fiscal 2021, and an increase of $2 million relating to professional services.
The Company expects sequential IoT revenue growth in the fourth quarter of fiscal 2022.
Licensing and Other
Licensing and Other revenue was $13 million, or 7.0% of revenue, in the third quarter of fiscal 2022, a decrease of $43 million compared to $56 million, or 25.7% of revenue, in the third quarter of fiscal 2021. The decrease in Licensing and Other revenue of $43 million was primarily due to a decrease of $41 million in revenue from the Company’s intellectual property licensing arrangements including its patent licensing agreement with Teletry and a decrease of $1 million in SAF revenue.
The Company expects to enter into a definitive agreement with respect to a sale of a portion of the Company’s patent portfolio, as previously disclosed, in the fourth quarter of fiscal 2022, in which event the Company expects that Licensing and Other revenue in the quarter will be nominal. If the patent portfolio sale process concludes in the fourth quarter of fiscal 2022 without the execution of a definitive agreement, the Company expects that Licensing and Other revenue will be approximately $10 million in the quarter.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	November 30, 2021	November 30, 2020	Change
Revenue by Geography
North America	$101	$147	$(46)
Europe, Middle East and Africa	66	55	11
Other regions	17	16	1
	$184	$218	$(34)

% Revenue by Geography
North America	54.9%	67.5%
Europe, Middle East and Africa	35.9%	25.2%
Other regions	9.2%	7.3%
	100.0%	100.0%
North America Revenue
Revenue in North America was $101 million, or 54.9% of revenue, in the third quarter of fiscal 2022, reflecting a decrease of $46 million compared to $147 million, or 67.5% of revenue, in the third quarter of fiscal 2021. Revenue in North America decreased compared to the third quarter of fiscal 2021 primarily due to a decrease of $41 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $3 million in product revenue in BlackBerry Spark, and a decrease of $3 million in professional services, partially offset by an increase of $1 million in development seat revenue.

Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $66 million or 35.9% of revenue in the third quarter of fiscal 2022, reflecting an increase of $11 million compared to $55 million or 25.2% of revenue in the third quarter of fiscal 2021. The increase in revenue is primarily due to an increase of $4 million in development seat revenue, an increase of $3 million related to the sale of Secusmart solutions, an increase of $2 million in product revenue in BlackBerry Spark, and an increase of $2 million in professional services.
Other Regions Revenue
Revenue in other regions was $17 million or 9.2% of revenue in the third quarter of fiscal 2022, reflecting an increase of $1 million compared to $16 million or 7.3% of revenue in the third quarter of fiscal 2021. The increase in revenue is primarily due an increase of $3 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”, and an increase of $1 million in development seat revenue, partially offset by a decrease of $2 million in SAF revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $32 million to approximately $117 million in the third quarter of fiscal 2022 from $149 million in the third quarter of fiscal 2021. The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 4.7% to approximately 63.6% of consolidated revenue in the third quarter of fiscal 2022 from 68.3% of consolidated revenue in the third quarter of fiscal 2021. The decrease was primarily due to a lower gross margin contribution from Licensing and Other due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Business Overview” and “Third Quarter Fiscal 2022 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2021	2020		2021	2020		2021	2020		2021	2020
Segment revenue	$128	$130	$(2)	$43	$32	$11	$13	$56	$(43)	$184	$218	$(34)
Segment cost of sales	52	53	(1)	8	6	2	6	9	(3)	66	68	(2)
Segment gross margin	$76	$77	$(1)	$35	$26	$9	$7	$47	$(40)	$118	$150	$(32)
Segment gross margin %	59%	59%	—%	81%	81%	—%	54%	84%	(30%)	64%	69%	(5%)
Cybersecurity
Cybersecurity gross margin decreased by $1 million to approximately $76 million in the third quarter of fiscal 2022 from $77 million in the third quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Cybersecurity gross margin percentage was 59% of Cybersecurity revenue in the third quarter of fiscal 2022, consistent with 59% of Cybersecurity revenue in the third quarter of fiscal 2021.
IoT
IoT gross margin increased by $9 million to approximately $35 million in the third quarter of fiscal 2022 from $26 million in the third quarter of fiscal 2021. The increase was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in salaries expense from increased headcount.
IoT gross margin percentage was 81% of IoT revenue in the third quarter of fiscal 2022, consistent with 81% of IoT revenue in the third quarter of fiscal 2021.

Licensing and Other
Licensing and Other gross margin decreased by $40 million to approximately $7 million in the third quarter of fiscal 2022 from $47 million in the third quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other gross margin percentage decreased by 30% to approximately 54% of Licensing and Other revenue in the third quarter of fiscal 2022 from 84% of Licensing and Other revenue in the third quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended November 30, 2021, compared to the quarter ended August 31, 2021 and the quarter ended November 30, 2020. The Company believes it is meaningful to provide a sequential comparison between the third quarter of fiscal 2022 and the second quarter of fiscal 2022.

	For the Three Months Ended (in millions)
	November 30, 2021	August 31, 2021	November 30, 2020
Revenue	$184	$175	$218
Operating expenses
Research and development	57	58	53
Selling, marketing and administration	77	83	83
Amortization	42	45	45
Debentures fair value adjustment	(110)	67	95
Total	$66	$253	$276

Operating Expenses as % of Revenue
Research and development	31.0%	33.1%	24.3%
Selling, marketing and administration	41.8%	47.4%	38.1%
Amortization	22.8%	25.7%	20.6%
Debentures fair value adjustment	(59.8%)	38.3%	43.6%
Total	35.9%	144.6%	126.6%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended November 30, 2021, August 31, 2021 and November 30, 2020.
U.S. GAAP Operating Expenses
Operating expenses decreased by $187 million, or 73.9%, to $66 million, or 35.9% of revenue, in the third quarter of fiscal 2022, compared to $253 million, or 144.6% of revenue, in the second quarter of fiscal 2022. The decrease was primarily attributable to the difference between the Q3 Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the second quarter of fiscal 2022 of $177 million, a decrease of $8 million in stock compensation expenses, a decrease of $5 million in the Company’s deferred share unit costs, and a decrease of $3 million in amortization expense, partially offset by a decrease in benefits of $8 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy (“CEWS”) program to support the business through the COVID-19 pandemic.
Operating expenses decreased by $210 million, or 76.1%, to $66 million, or 35.9% of revenue, in the third quarter of fiscal 2022, compared to $276 million, or 126.6% of revenue, in the third quarter of fiscal 2021. The decrease was primarily attributable to the difference between the Q3 Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the third quarter of fiscal 2021 of $205 million, a decrease of $6 million in stock compensation expenses, and a decrease of $6 million in legal expenses, partially offset by a decrease in benefits of $7 million in CEWS funding.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $1 million, or 0.7%, to $142 million in the third quarter of fiscal 2022 compared to $143 million in the second quarter of fiscal 2022. The decrease was primarily attributable to a decrease of $5 million in the Company’s deferred share unit costs and a decrease of $3 million in salaries and benefits expenses, partially offset by a decrease in benefits of $8 million in CEWS funding.
Adjusted operating expenses increased by $4 million, or 2.9%, to $142 million in the third quarter of fiscal 2022, compared to $138 million in the third quarter of fiscal 2021. The increase was primarily attributable to a decrease in benefits of $7 million in CEWS funding, and a decrease in benefits of $2 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in BlackBerry QNX, partially offset by a decrease of $6 million in legal expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $4 million, or 7.5%, to $57 million in the third quarter of fiscal 2022 compared to $53 million in the third quarter of fiscal 2021. This increase was primarily attributable to a decrease in benefits of $2 million in SIF claims filed and an increase of $2 million in salaries and benefits expenses.
Adjusted research and development expenses increased by $5 million, or 10.0%, to $55 million in the third quarter of fiscal 2022 compared to $50 million in the third quarter of fiscal 2021. The increase was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $6 million, or 7.2%, to $77 million in the third quarter of fiscal 2022 compared to $83 million in the third quarter of fiscal 2021. This decrease was primarily attributable to a decrease of $6 million in stock compensation expenses, a decrease of $5 million in legal expenses, and a decrease of $3 million in the Company’s deferred share unit costs, partially offset by a decrease in benefits of $7 million in CEWS funding.
Adjusted selling, marketing and administration expenses decreased by $1 million, or 1.3%, to $74 million in the third quarter of fiscal 2022 compared to $75 million in the third quarter of fiscal 2021. This decrease was primarily attributable to a decrease of $5 million in legal expenses, and a decrease of $3 million in the Company’s deferred share unit costs, partially offset by a decrease in benefits of $7 million in CEWS funding.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended November 30, 2021 compared to the quarter ended November 30, 2020. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	November 30, 2021	November 30, 2020	Change
Property, plant and equipment	$4	$4	$—
Intangible assets	38	41	(3)
Total	$42	$45	$(3)

	Included in Cost of Sales
	November 30, 2021	November 30, 2020	Change
Property, plant and equipment	$—	$1	$(1)
Intangible assets	3	3	—
Total	$3	$4	$(1)

Amortization included in Operating Expense
Amortization expense relating to property, plant and equipment and certain intangible assets decreased by $3 million to $42 million in the third quarter of fiscal 2022 compared to $45 million in the third quarter of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization was $13 million in the third quarter of fiscal 2022, consistent with $13 million in the third quarter of fiscal 2021.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations decreased by $1 million to $3 million in the third quarter of fiscal 2022 compared to $4 million in the third quarter of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the 1.75% Debentures, increased by $26 million to investment income, net of $25 million in the third quarter of fiscal 2022, compared to investment loss, net of $1 million in the third quarter of fiscal 2021. The increase in investment income (loss), net is primarily due to gains recognized from a return of capital from a non-marketable equity investment and observable price changes on non-marketable equity investments without readily determinable fair value.
Income Taxes
For the third quarter of fiscal 2022, the Company’s net effective income tax expense rate was approximately 3%, compared to a net effective income tax expense rate of approximately 2% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net income for the third quarter of fiscal 2022 was $74 million, or $0.13 basic earnings per share and $0.05 diluted loss per share on a U.S. GAAP basis, reflecting an increase in net income of $204 million compared to a net loss of $130 million, or $0.23 basic and diluted loss per share, in the third quarter of fiscal 2021. The increase in net income of $204 million was primarily due to a decrease in operating expenses that was primarily due to a decrease in the fair value adjustment related to the Debentures, as described above in “Operating Expenses”, and an increase in investment income (loss), net, partially offset by a decrease in revenue, as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss was $1 million in the third quarter of fiscal 2022 compared to adjusted net income of $9 million in the third quarter of fiscal 2021, reflecting a decrease in adjusted net income of $10 million primarily due to a decrease in revenue as described above in “Revenue by Segment”, a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” and an increase in operating expenses as described above in “Operating Expenses”, partially offset by an increase in investment income (loss), net.
The weighted average number of shares outstanding was 571 million common shares for basic earnings per share and 632 million common shares for diluted loss per share for the third quarter of fiscal 2022. The weighted average number of shares outstanding was 562 million common shares for basic loss and diluted loss per share for the third quarter of fiscal 2021.

Results of Operations - Nine months ended November 30, 2021 compared to the nine months ended November 30, 2020
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the nine months ended November 30, 2021 and November 30, 2020:

	For the Nine Months Ended
	(in millions, except for share and per share amounts)
	November 30, 2021	November 30, 2020	Change
Revenue	$533	$683	$(150)
Gross margin	343	491	(148)
Operating expenses	491	1,285	(794)
Investment income (loss), net	22	(6)	28
Loss before income taxes	(126)	(800)	674
Provision for (recovery of) income taxes	6	(11)	17
Net loss	$(132)	$(789)	$657
Loss per share - reported
Basic	$(0.23)	$(1.41)	$1.18
Diluted	$(0.28)	$(1.41)	$1.13

Weighted-average number of shares outstanding (000’s)
Basic (1)	568,877	559,732
Diluted (2)	629,710	559,732
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the first nine months of fiscal 2022 and fiscal 2021 includes 1,421,945 and 2,802,067 common shares, respectively, remaining to be issued on the anniversary dates of the Cylance acquisition completed on February 21, 2019, in consideration for the acquisition. There are no service or other requirements associated with the issuance of these shares.
(2)Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2021 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2022 and fiscal 2021 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Nine Months Ended
	(in millions)
	November 30, 2021	November 30, 2020	Change
Revenue by Segment
Cybersecurity	$355	$369	$(14)
IoT	126	92	34
Licensing and Other	52	222	(170)
	$533	$683	$(150)

% Revenue by Segment
Cybersecurity	66.6%	54.0%
IoT	23.6%	13.5%
Licensing and Other	9.8%	32.5%
	100.0%	100.0%

Cybersecurity
Cybersecurity revenue was $355 million, or 66.6% of revenue in the first nine months of fiscal 2022, a decrease of $14 million compared to $369 million, or 54.0% of revenue in the first nine months of fiscal 2021. The decrease in Cybersecurity revenue of $14 million was primarily due to a decrease of $20 million relating to product revenue in BlackBerry Spark, and a decrease of $6 million relating to professional services, offset by an increase of $16 million related to the sale of Secusmart solutions.
IoT
IoT revenue was $126 million, or 23.6% of revenue in the first nine months of fiscal 2022, an increase of $34 million compared to $92 million, or 13.5% of revenue in the first nine months of fiscal 2021. The increase in IoT revenue of $34 million was primarily due to an increase of $17 million in BlackBerry QNX royalty revenue due to the partial recovery of the automotive market from the slowdown related to the COVID-19 pandemic in the first nine months of fiscal 2021, an increase of $13 million in development seat revenue, and an increase of $3 million in professional service revenue.
Licensing and Other
Licensing and Other revenue was $52 million, or 9.8% of revenue in the first nine months of fiscal 2022, a decrease of $170 million compared to $222 million, or 32.5% of revenue in the first nine months of fiscal 2021. The decrease in Licensing and Other revenue of $170 million was primarily due to a decrease of $165 million in revenue from the Company’s intellectual property licensing arrangements including its patent licensing agreement with Teletry, and a decrease of $4 million in SAF revenue.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Nine Months Ended
	(in millions)
	November 30, 2021	November 30, 2020	Change
Revenue by Geography
North America	$313	$492	$(179)
Europe, Middle East and Africa	168	144	24
Other regions	52	47	5
	$533	$683	$(150)

% Revenue by Geography
North America	58.7%	72.0%
Europe, Middle East and Africa	31.5%	21.1%
Other regions	9.8%	6.9%
	100.0%	100.0%
North America Revenue
Revenue in North America was $313 million, or 58.7% of revenue, in the first nine months of fiscal 2022, reflecting a decrease of $179 million compared to $492 million, or 72.0% of revenue in the first nine months of fiscal 2021. The decrease in North American revenue was primarily due to a decrease of $165 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $17 million in product revenue in BlackBerry Spark, and a decrease of $6 million in professional services, partially offset by an increase of $10 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment” and an increase of $3 million in development seat revenue.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $168 million, or 31.5% of revenue, in the first nine months of fiscal 2022, reflecting an increase of $24 million compared to $144 million, or 21.1% of revenue, in the first nine months of fiscal 2021. The increase in revenue was primarily due to an increase of $16 million related to the sale of Secusmart solutions, an increase of $6 million in development seat revenue and an increase of $3 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $3 million in product revenue in BlackBerry Spark.

Other Regions Revenue
Revenue in other regions was $52 million, or 9.8% of revenue, in the first nine months of fiscal 2022, reflecting an increase of $5 million compared to $47 million, or 6.9% of revenue, in the first nine months of fiscal 2021. The increase in revenue was primarily due to an increase of $4 million in development seat revenue and an increase of $3 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $2 million in SAF revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $148 million to approximately $343 million in the first nine months of fiscal 2022 from $491 million in the first nine months of fiscal 2021. The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 7.5%, to approximately 64.4% of consolidated revenue in the first nine months of fiscal 2022 from 71.9% of consolidated revenue in the first nine months of fiscal 2021. The decrease was primarily due to a lower gross margin contribution from Licensing and Other due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Business Overview” and “Third Quarter Fiscal 2022 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Nine Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2021	2020		2021	2020		2021	2020		2021	2020
Segment revenue	$355	$369	$(14)	$126	$92	$34	$52	$222	$(170)	$533	$683	$(150)
Segment cost of sales	147	146	1	22	18	4	18	24	(6)	187	188	(1)
Segment gross margin	$208	$223	$(15)	$104	$74	$30	$34	$198	$(164)	$346	$495	$(149)
Segment gross margin %	59%	60%	(1%)	83%	80%	3%	65%	89%	(24%)	65%	72%	(7%)
Cybersecurity
Cybersecurity gross margin decreased by $15 million to approximately $208 million in the first nine months of fiscal 2022 from $223 million in the first nine months of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Cybersecurity gross margin percentage decreased by 1% to approximately 59% of Cybersecurity revenue in the first nine months of fiscal 2022 from 60% of Cybersecurity revenue in the first nine months of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.
IoT
IoT gross margin increased by $30 million to approximately $104 million in the first nine months of fiscal 2022 from $74 million in the first nine months of fiscal 2021. The increase was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
IoT gross margin percentage increased by 3% to approximately 83% of IoT revenue in the first nine months of fiscal 2022 from 80% of IoT revenue in the first nine months of fiscal 2021. The increase was primarily due an increase in BlackBerry QNX royalty revenue, which has a higher relative gross margin percentage, due to the reasons discussed above in “Revenue by Segment”.

Licensing and Other
Licensing and Other gross margin decreased by $164 million to approximately $34 million in the first nine months of fiscal 2022 from $198 million in the first nine months of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other gross margin percentage decreased by 24% to approximately 65% of Licensing and Other revenue in the first nine months of fiscal 2022 from 89% of Licensing and Other revenue in the first nine months of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2021, compared to the nine months ended November 30, 2020.

	For the Nine Months Ended
	(in millions)
	November 30, 2021	November 30, 2020	Change
Revenue	$533	$683	$(150)
Operating expenses
Research and development	172	167	5
Selling, marketing and administration	233	252	(19)
Amortization	133	137	(4)
Impairment of goodwill	—	594	(594)
Impairment of long-lived assets	—	21	(21)
Debentures fair value adjustment	(47)	114	(161)
Total	$491	$1,285	$(794)

Operating Expense as % of Revenue
Research and development	32.3%	24.5%
Selling, marketing and administration	43.7%	36.9%
Amortization	25.0%	20.1%
Impairment of goodwill	—%	87.0%
Impairment of long-lived assets	—%	3.1%
Debentures fair value adjustment	(8.8)%	16.7%
Total	92.1%	188.1%

See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the nine months ended November 30, 2021 and November 30, 2020.
U.S. GAAP Operating Expenses
Operating expenses decreased by $794 million, or 61.8%, to $491 million, or 92.1% of revenue in the first nine months of fiscal 2022, compared to $1,285 million, or 188.1% of revenue, in the first nine months of fiscal 2021. The decrease was primarily attributable to goodwill impairment of $594 million in the first quarter of fiscal 2021 which did not recur, the difference between the Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment of $161 million related to the Debentures incurred in the first nine months of fiscal 2021, long-lived assets impairment of $21 million in the second quarter of fiscal 2021 which did not recur, a decrease of $9 million in stock compensation expense, and a decrease of $8 million in salaries and benefits expenses, partially offset by a decrease in benefits of $7 million in CEWS funding.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $3 million, or 0.7%, to $423 million in the first nine months of fiscal 2022, compared to $426 million in the first nine months of 2021. The decrease was primarily attributable to a decrease of $7 million in salaries and benefits expenses, a decrease of $7 million in legal expenses, and a decrease of $4 million in operating lease cost, partially offset by a decrease in benefits of $7 million in CEWS funding, and an increase of $5 million in variable incentive plan costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $5 million, or 3.0%, to $172 million, or 32.3% of revenue, in the first nine months of fiscal 2022, compared to $167 million, or 24.5% of revenue, in the first nine months of fiscal 2021. The increase was primarily attributable to a decrease in benefits of $3 million in SIF claims, an increase of $2 million in variable incentive plan costs, and an increase of $1 million in salaries and benefits expenses, partially offset by a decrease of $3 million in operating lease cost.
Adjusted research and development expenses increased by $7 million, or 4.4% to $166 million in the first nine months of fiscal 2022 compared to $159 million in the first nine months of fiscal 2021. The increase was primarily attributable to a decrease in benefits of $3 million in SIF claims, an increase of $2 million in salaries and benefits expenses, and an increase of $1 million in variable incentive plan costs, partially offset by a decrease of $3 million in operating lease cost.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $19 million, or 7.5%, to $233 million, or 43.7% of revenue, in the first nine months of fiscal 2022 compared to $252 million in the first nine months of fiscal 2021, or 36.9% of revenue. The decrease was primarily attributable to a decrease of $9 million in salaries and benefits expenses, a decrease of $8 million in stock compensation expense, and a decrease of $7 million in legal expenses, partially offset by a decrease in benefits of $7 million in CEWS funding, and an increase of $4 million in variable incentive plan costs.
Adjusted selling, marketing and administration expenses decreased by $10 million, or 4.4%, to $217 million in the first nine months of fiscal 2022 compared to $227 million in the first nine months of fiscal 2021. The decrease was primarily attributable to a decrease of $9 million in salaries and benefits expenses, and a decrease of $7 million in legal expenses, partially offset by a decrease in benefits of $7 million in CEWS funding.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Nine Months Ended
	(in millions)
	Included in Operating Expense
	November 30, 2021	November 30, 2020	Change
Property, plant and equipment	$10	$13	$(3)
Intangible assets	123	124	(1)
Total	$133	$137	$(4)

	Included in Cost of Sales
	November 30, 2021	November 30, 2020	Change
Property, plant and equipment	$2	$3	$(1)
Intangible assets	7	9	(2)
Total	$9	$12	$(3)

Amortization included in Operating Expense
Amortization expense relating to certain property, plant and equipment and intangible assets decreased by $4 million to $133 million in the first nine months of fiscal 2022, compared to $137 million in the first nine months of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization expense was $40 million in the first nine months of fiscal 2022, consistent with $40 million in the first nine months of fiscal 2021.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations decreased by $3 million to $9 million in the first nine months of fiscal 2022, compared to $12 million in the first nine months of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the Debentures, increased by $28 million to investment income, net of $22 million in the first nine months of fiscal 2022, from investment loss, net of $6 million in the first nine months of fiscal 2021. The increase in investment income (loss), net was primarily due to gains recognized from a return of capital from a non-marketable equity investment, observable price changes on non-marketable equity investments without readily determinable fair value and a decrease in interest expense from the Debentures as a result of the redemption of the 3.75% Debentures and issuance of the 1.75% Debentures, partially offset by a lower yield on cash and investments and lower average cash and investments balances in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021.
Income Taxes
For the first nine months of fiscal 2022, the Company’s net effective income tax expense rate was approximately 5%, compared to a net effective income tax recovery rate of approximately 1% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the first nine months of fiscal 2022 was $132 million, or $0.23 basic loss per share and $0.28 diluted loss per share on a U.S. GAAP basis, reflecting a decrease in net loss of $657 million compared to net loss of $789 million, or $1.41 basic and diluted loss per share in the first nine months of fiscal 2021. The decrease in net loss of $657 million was primarily due to a decrease in operating expenses due to the goodwill impairment in the first nine months of fiscal 2021 that did not recur and a decrease in the fair value adjustment related to the Debentures, as described above in “Operating Expenses” and an increase in investment income (loss), net, partially offset by a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss in the first nine months of fiscal 2022 was $61 million compared to adjusted net income of $74 million in the first nine months of fiscal 2021, reflecting a decrease in adjusted net income of $135 million, primarily due to a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by an increase in investment income (loss), net and a decrease in operating expenditures as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 569 million for basic loss per share and 630 million for diluted loss per share for the first nine months of November 30, 2021. The weighted average number of shares outstanding was 560 million for basic and diluted loss per share for the first nine months of November 30, 2020.
Common Shares Outstanding
On December 17, 2021, there were 574 million voting common shares, options to purchase 1 million voting common shares, 12 million restricted share units and 2 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.

Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $32 million to $772 million as at November 30, 2021 from $804 million as at February 28, 2021, primarily as a result of changes in working capital, partially offset by investment gains from non-marketable securities. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at November 30, 2021.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	November 30, 2021	February 28, 2021	Change
Cash and cash equivalents	$271	$214	$57
Restricted cash equivalents and restricted short-term investments	29	28	1
Short-term investments	442	525	(83)
Long-term investments	30	37	(7)
Cash, cash equivalents, and investments	$772	$804	$(32)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	November 30, 2021	February 28, 2021	Change
Current assets	$929	$1,006	$(77)
Current liabilities	409	429	(20)
Working capital	$520	$577	$(57)
Current Assets
The decrease in current assets of $77 million at the end of the third quarter of fiscal 2022 from the end of the fourth quarter of fiscal 2021 was primarily due to a decrease in short term investments of $83 million, a decrease in accounts receivable, net of allowance of $44 million, a decrease in other receivables of $8 million, and a decrease in income taxes receivable of $1 million, partially offset by an increase in cash and cash equivalents of $57 million and an increase of $2 million in other current assets.
At November 30, 2021, accounts receivable was $138 million, a decrease of $44 million from February 28, 2021. The decrease was primarily due to lower revenue recognized over the three months ended November 30, 2021 compared to the three months ended February 28, 2021, and a decrease in days sales outstanding to 64 days at the end of the third quarter of fiscal 2022 from 85 days at the end of the fourth quarter of fiscal 2021.
At November 30, 2021, other receivables decreased by $8 million to $17 million compared to $25 million as at February 28, 2021. The decrease was primarily due to a decrease of $9 million relating to the CEWS program.
At November 30, 2021, income taxes receivable was $9 million, a decrease of $1 million from February 28, 2021. The decrease was primarily due to changes in the quarterly tax provision.
At November 30, 2021, other current assets was $52 million, an increase of $2 million from February 28, 2021. The increase was primarily due to an increase of $3 million in inventory, partially offset by a decrease of $2 million in deferred commissions.
Current Liabilities
The decrease in current liabilities of $20 million at the end of the third quarter of 2022 from the end of the fourth quarter of fiscal 2021 was primarily due to a decrease in deferred revenue, current of $31 million, partially offset by an increase in accounts payable of $6 million and an increase in income taxes payable of $5 million.
Deferred revenue, current was $194 million, which reflects a decrease of $31 million compared to February 28, 2021 that was attributable to a $24 million decrease in deferred revenue, current related to BlackBerry Spark and $8 million related to BlackBerry AtHoc, partially offset by an increase of $3 million in deferred revenue, current related to BlackBerry QNX.
Accrued liabilities were $178 million at the end of the third quarter of 2022, consistent with February 28, 2021. An increase of $8 million in variable incentive plan costs was partially offset by a decrease of $4 million in operating lease liability, current and a decrease of $3 million in payroll accruals.

Accounts payable were $26 million, reflecting an increase of $6 million from February 28, 2021, which was primarily due to timing of payments of accounts payable.
Income taxes payable were $11 million, reflecting an increase of $5 million compared to February 28, 2021, which was primarily due to changes in the quarterly tax provision.
Cash flows for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 were as follows:

	For the Nine Months Ended
	(in millions)
	November 30, 2021	November 30, 2020	Change
Net cash flows provided by (used in):
Operating activities	$(37)	$30	$(67)
Investing activities	111	52	59
Financing activities	9	(236)	245
Effect of foreign exchange gain (loss) on cash and cash equivalents	(1)	1	(2)
Net increase (decrease) in cash and cash equivalents	$82	$(153)	$235
Operating Activities
The increase in net cash flows used in operating activities of $67 million primarily reflects the net changes in working capital.
Investing Activities
During the nine months ended November 30, 2021, cash flows provided by investing activities were $111 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $104 million and distribution from a non-marketable equity investment without readily determinable fair value in the amount of $35 million, offset by cash used in the acquisition of intangible assets of $22 million, and the acquisition of property, plant and equipment of $6 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $52 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $80 million, offset by cash used in the acquisition intangible assets of $23 million, and the acquisitions of property, plant and equipment of $5 million.
Financing Activities
The increase in cash flows provided by financing activities was $9 million for the first nine months of fiscal 2022 and included common shares issued for stock options exercised and under the employee share purchase plan.
Aggregate Contractual Obligations
The following table sets out aggregate information about the Company’s contractual obligations and the periods in which payments are due as at November 30, 2021:

	(in millions)
	Total	Less than One Year	One to Three Years	Four to Five Years	Greater than Five Years
Operating lease obligations	$101	$33	$43	$22	$3
Purchase obligations and commitments	140	100	40	—	—
Debt interest and principal payments	379	6	373	—	—
Total	$620	$139	$456	$22	$3
Aggregate contractual obligations amounted to approximately $620 million as at November 30, 2021, including the principal amount of the 1.75% Debentures of $365 million and operating lease obligations of $101 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at November 30, 2021 decreased by approximately $56 million as compared to the February 28, 2021 balance of approximately $676 million, which was attributable to decreases in operating lease obligations and purchase obligations and commitments.

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
Cash, cash equivalents, and investments were approximately $772 million as at November 30, 2021. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
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
See Note 3 to the Consolidated Financial Statements regarding goodwill impairment.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2022 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2021, approximately 28% of cash and cash equivalents, 46% of accounts receivables and 29% of accounts payable were denominated in foreign currencies (February 28, 2021 – 20%, 25% and 34%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at November 30, 2021 (after hedging activities), the impact to the Company would be immaterial.
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

Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at November 30, 2021 was $5 million (February 28, 2021 - $10 million). There was one customer that comprised more than 10% of accounts receivable as at November 30, 2021 (February 28, 2021 - one customer that comprised more than 10%). During the third quarter of fiscal 2022, the percentage of the Company’s receivable balance that was past due increased by 2.6% compared to the fourth quarter of fiscal 2021. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 14% and 11% of the Company’s revenue in the three and nine months ended November 30, 2021, respectively (three and nine months ended November 30, 2020 - one customer that comprised 13% and 27% of the Company’s revenue, respectively).
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
ITEM 4. CONTROLS AND PROCEDURES
As of November 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended November 30, 2021, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document

101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
______________________________
* Filed herewith
† Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLACKBERRY LIMITED

Date: December 22, 2021	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)