Form 10-K
period 2022-02-28
BLACKBERRY Ltd
filed 2022-04-01
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2022

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

The aggregate market value of voting stock held by non-affiliates of the registrant on August 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common shares as reported by the New York Stock Exchange, was approximately $6.5 billion. The registrant had 576,472,999 shares of common shares issued and outstanding as of March 29, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended February 28, 2022.

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
Intercorporate Relationships
The Company has four material subsidiaries, all of which are wholly-owned, directly or indirectly, by the Company in each case as at February 28, 2022.

Name of Subsidiary	Jurisdiction of Incorporation or Organization
BlackBerry Corporation	Delaware, U.S.A.
BlackBerry UK Limited	England and Wales
Cylance Inc.	Delaware, U.S.A.
Secusmart GmbH	Duesseldorf, Germany
Security Software Industry
As the digital transformation of enterprises continues to advance, workforces are becoming more decentralized, mobile and remote, and data and applications are increasingly migrating to the cloud. As part of this trend, the number of connected endpoints is growing rapidly, as is their complexity and the volume of sensitive data that they process and store. These endpoints, which include smartphones, laptops, desktops, servers, vehicles, industrial equipment and other connected devices in the Internet of Things (“IoT”), increasingly operate beyond the traditional network security perimeter and present an expanding attack surface to cyber adversaries.
At the same time, the threat environment for enterprises has become increasingly hostile as the number of adversaries grows and the scale and sophistication of their attacks, increasingly focused on the endpoint, continue to develop. Today’s malicious actors are often well-trained and well-funded criminal organizations, state-sponsored agents and international hacking collectives with the capability of employing advanced techniques to penetrate endpoints and encrypt, destroy or exfiltrate data. These groups have been responsible for highly publicized breaches that have exposed personal information and intellectual property, disrupted operations and infrastructure, extracted ransoms and caused significant reputational damage to organizations across a broad range of industries.
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

Strategy
The Company is widely recognized for its intelligent security software and services and believes that it delivers the broadest set of security capabilities in the market to connect, protect and manage IoT endpoints. The Company leverages its extensive technology portfolio to offer best-in-class cybersecurity, safety and reliability to enterprise customers primarily in government and regulated industries, as well as to original equipment manufacturers in automotive, medical, industrial and other core verticals.
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
The Company’s go-to-market strategy focuses principally on generating revenue from enterprise software and services as well as from embedded software designs with leading original equipment manufacturers (“OEMs”) and Tier 1 suppliers. The Company intends to drive revenue growth and to achieve margins that are consistent with those of other enterprise software companies.
Products and Services
The Company has multiple products and services from which it derives revenue, which are structured in three groups: Cybersecurity, IoT (collectively with Cybersecurity, “Software and Services”) and Licensing and Other.
Cybersecurity
The Cybersecurity business consists of BlackBerry Spark, BlackBerry® AtHoc®, BlackBerry® Alert, BlackBerry® SecuSUITE® and BlackBerry Messenger (BBM®) Enterprise.
The Company’s core secure software and services offering is its BlackBerry Spark software platform, which integrates a unified endpoint security (“UES”) layer with BlackBerry unified endpoint management (“UEM”) to enable secure endpoint communications in a zero-trust environment. BlackBerry UES is a set of complementary cybersecurity products offering endpoint protection platform (“EPP”), endpoint detection and response (“EDR”), mobile threat defense (“MTD”), zero-trust network access (“ZTNA”) and user and entity behavior analytics (“UEBA”) capabilities. The BlackBerry Spark platform is informed by the Company’s AI and machine learning capabilities, continuous innovations, professional cybersecurity services and threat research, industry partnerships and academic collaborations. The Company is currently executing on a robust schedule of product launches for BlackBerry Spark to deliver on the Company’s extended detection and response (“XDR”) strategy, which aims to use security telemetry data from the platform’s full range of natively-integrated products and partner solutions to provide deep contextual insights for more powerful and integrated threat detection and response. This comprehensive security strategy for BlackBerry Spark is designed to operate on a single agent across all endpoints, to be administered from a single console, to leverage a single crowd-sourced threat data lake and to be managed in one cloud environment. BlackBerry Spark solutions are available through the BlackBerry® Cyber Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suite, offering the Company’s most comprehensive range of tailored cybersecurity and endpoint management options.
The BlackBerry Cyber Suite offers leading Cylance® AI and machine learning-based cybersecurity solutions, including: BlackBerry® Protect, an EPP and available MTD solution that uses an automated, prevention-first approach to protect against the execution of malicious code on an endpoint; BlackBerry® Optics, an EDR solution that provides both visibility into and prevention of malicious activity on an endpoint; BlackBerry® Guard, a managed detection and response solution that provides 24/7 threat hunting and monitoring; BlackBerry® Gateway, an AI-empowered ZTNA solution, and BlackBerry® Persona, a UEBA solution that provides continuous authentication by validating user identity in real time. The combined platform features industry-leading threat prevention modules to help organizations cope with the significant growth of cyberattacks. The Company also offers incident response, compromised assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks. The BlackBerry Cyber Suite natively integrates with BlackBerry® UEM and also works with UEM solutions from other vendors. In fiscal 2023, the Company expects to re-brand the solutions within the BlackBerry Cyber Suite using the Cylance brand name.
The BlackBerry Spark UEM Suite includes the Company’s BlackBerry UEM, BlackBerry® Dynamics™ and BlackBerry® Workspaces solutions. BlackBerry UEM is a central software component of the Company’s secure communications platform, offering a “single pane of glass”, or unified console view, for managing and securing devices, applications, identity, content and endpoints across all leading operating systems. BlackBerry Dynamics offers a best-in-class development platform and secure container for mobile applications, including the Company’s own enterprise applications such as BlackBerry® Work and BlackBerry® Connect for secure collaboration.

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
The Company also offers BBM Enterprise, an enterprise-grade secure instant messaging solution for messaging, voice and video.
IoT
The IoT business consists of BlackBerry Technology Solutions (“BTS”) and BlackBerry IVY.
The principal component of BTS is BlackBerry QNX, a global provider of real-time operating systems, hypervisors, middleware, development tools, and professional services for connected embedded systems in the automotive, medical, industrial automation and other markets. A recognized leader in automotive software, BlackBerry QNX offers a growing portfolio of safety-certified, secure and reliable platform solutions and is focused on achieving design wins with automotive OEMs, Tier 1 vendors and automotive semiconductor suppliers. These solutions include the Neutrino® operating system and the BlackBerry QNX® CAR platform, the most advanced embedded software platform for the autonomous vehicle market, as well as other products designed to alleviate the challenges of compliance with ISO 26262, the automotive industry’s functional safety standard. Additionally, the Company’s secure automotive over-the-air software update management service allows OEMs to manage the life cycle of the software and security in their vehicles.
BlackBerry QNX is also a preferred supplier of embedded systems for companies building medical devices, train-control systems, industrial robots, hardware security modules, building automation systems, green energy solutions, and other mission-critical applications.
BlackBerry QNX also includes BlackBerry® Jarvis®, a cloud-based binary static application security testing platform that identifies vulnerabilities in deployed binary software used in automobiles and other embedded applications.
In addition to BlackBerry QNX, BTS includes BlackBerry Certicom® cryptography and key management products, and the BlackBerry Radar® asset monitoring solution.
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
In fiscal 2021, the Company partnered with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. BlackBerry IVY will allow automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning at the edge to generate and share predictive insights and inferences. Automakers and developers will be able to use this information to create responsive in-vehicle services that enhance driver and passenger experiences. BlackBerry IVY will support multiple vehicle operating systems and hardware, as well as multi-cloud deployments in order to ensure compatibility across vehicle models and brands. In February 2022, the Company released a version of BlackBerry IVY for proof-of-concept testing and the Company expects installations of BlackBerry IVY in vehicles to begin during the 2024 or 2025 model year. In fiscal 2022, the Company established the BlackBerry IVY Innovation Fund to invest to up to $50 million in automotive ecosystem startups focused on developing data-driven solutions that leverage BlackBerry IVY. The Company also created the BlackBerry IVY Advisory Council, a body of leading transportation and mobility innovators that will help to advise the BlackBerry IVY development community and shape vertical-specific automotive applications for the BlackBerry IVY platform.
The BlackBerry Cybersecurity and IoT groups are complemented by the enterprise and cybersecurity consulting services offered by the Company’s BlackBerry® Professional Services business. BlackBerry Professional Services provides platform-agnostic strategies to address mobility-based challenges, providing expert deployment support, end-to-end delivery (from system design to user training), application consulting, and experienced project management. The Company’s cybersecurity consulting services and tools, combined with its other security solutions, help customers identify the latest cybersecurity threats, test for vulnerabilities, develop risk-appropriate mitigations, maintain IT security standards and techniques, and defend against the risk of future attacks.
Licensing and Other
Licensing and Other consists primarily of the Company’s patent licensing business and legacy service access fees (“SAF”).
The Company’s Licensing business is responsible for the management and monetization of the Company’s global patent portfolio. The patent portfolio continues to provide a competitive advantage in the Company’s core product areas as well as providing leverage in the development of future technologies and licensing programs in both core and adjacent vertical markets. The Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, operating systems, networking infrastructure, acoustics, messaging, enterprise software, automotive subsystems, cybersecurity, cryptography and wireless communications. As of February 28, 2022, the Company owned approximately 38,000 worldwide patents and applications.
In the fourth quarter of fiscal 2022, the Company announced its entry into a patent sale agreement with Catapult IP Innovations for the sale of substantially all of the Company’s non-core patent assets for total consideration of $600 million (the “Patent Sale Transaction”). Patents that are essential to the Company’s current core business operations are excluded from the Patent Sale Transaction. At closing, the Company will receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. The Patent Sale Transaction will not impact customers’ use of any of the Company’s products, solutions or services. Completion of the Patent Sale Transaction is subject to the satisfaction of financing and other closing conditions and is targeted for the end of the first quarter of fiscal 2023.
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
Cybersecurity
The BlackBerry Spark platform establishes comprehensive security controls in any connected IoT environment and meets a growing market demand for a solution that integrates unified endpoint security and endpoint management capabilities in a single console with visibility across all endpoints. The platform is differentiated through its use of a zero-trust architecture that uniquely combines intelligent security with a user experience that requires little to no support from end users or IT administrators, simplifying management and reducing costs.
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
The BlackBerry Spark UEM Suite includes leading unified endpoint management, secure business productivity, application containerization, secure collaboration and digital rights management capabilities. BlackBerry UEM has earned National Information Assurance Partnership (“NIAP”) certification and is an approved mobile device management solution on the U.S. Department of Defense Information Network’s Approved Product List. The Company also provides a full development solution for the creation and retrofitting of apps for use in a container and offers an extensive library of secure enterprise applications.
The inclusion of a sophisticated network operations center in the BlackBerry infrastructure is also a key differentiator. The Company pioneered the use of this architecture to route messages reliably and efficiently to and from mobile devices, and over time has expanded capabilities to enable end-to-end secure communications between endpoints and applications and enterprise networks.
IoT
In the embedded software industry, systems are becoming increasingly connected and complex, with software being used for functions that were previously performed by hardware, driving new functional safety considerations. BlackBerry QNX is recognized for attaining the highest levels of security certifications and approvals for many of its embedded products and is the leader in safety-certified, secure and reliable software for the automotive industry. BlackBerry QNX is a trusted supplier of operating systems, hypervisors, development tools and support to automotive OEMs and Tier 1 vendors and to the general embedded market. BlackBerry QNX technology is embedded in over 195 million vehicles.
The BlackBerry AtHoc and BlackBerry Alert platforms are mobile and scalable, integrate with legacy systems and support on-premise and cloud-based deployments. With available incident management and encrypted end-to-end instant messaging capabilities, the platforms offer a suite of secure crisis communication services to meet the growing number of use cases for emergency or mass notifications. BlackBerry AtHoc has received FedRAMP certification and is the leading provider of network-centric, interactive crisis communication to the U.S. Department of Defense and the U.S. Department of Homeland Security, among other governmental bodies. BlackBerry AtHoc helps to protect more than 75% of U.S. government personnel.
BlackBerry SecuSUITE technology has been certified to be compliant with the Common Criteria protection profile for VoIP applications and SIP servers. It has also earned NIAP certification and has been placed on the National Security Agency’s Commercial Solutions for Classified Program component list of products certified for use on classified systems.
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

The Company dedicates a major portion of its R&D investments to the development of software products and services for its Cybersecurity and IoT solutions. Solutions include leading security capabilities at each level of the platform in order to address the needs of enterprise IT departments and end users for securing devices, applications, content and work data at rest and in transit.
The Company makes significant investments to support its cybersecurity solutions and is committed to hiring and retaining top data scientists and engineers in the areas of artificial intelligence and machine learning. R&D investments at BlackBerry QNX are increasingly focused on software innovations for autonomous and connected vehicles.
The Company’s investment in longer term research is, in part, supported by taking advantage of specific government financial assistance programs where available. For additional information, see Note 10 to the Consolidated Financial Statements.
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
The Company also offers the BlackBerry® Spark SDK, an in-app protection solution powered by the Company’s enterprise security assessment framework. The Spark SDK enables mobile app developers to enhance their iOS and Android applications with a rich set of security capabilities to prevent device, application or user level attacks. In addition, the Company maintains the BlackBerry AtHoc Development Partner Program, which invites partners to integrate with the BlackBerry AtHoc service and allows them to create alerts based on more event types or to leverage alerting capabilities based on critical events from within other systems.
The Company also offers BlackBerry® Spark Communications Services to application developers to integrate the secure messaging, voice and video capabilities of BBM Enterprise into their applications and services.
Intellectual Property
The protection of intellectual property is an important part of the Company’s operations. The policy of the Company is to apply for patents and to acquire or seek other appropriate proprietary or statutory protection when it develops valuable new or improved technology. The Company believes that the rapid pace of technological change in the industries in which the Company operates makes patent and trade secret protection important, and that this protection must be supported by other means including the ability to attract and retain qualified personnel, new product introductions and frequent product enhancements.
The Company believes that its patent portfolio continues to provide a competitive advantage in its core product areas as well as provide leverage in the development of future technologies. The Company does not believe that it is dependent upon a single patent or even a few patents and instead primarily depends upon its extensive know-how, innovative culture, and technical leadership.
The Company protects its technology through a combination of patents, designs, copyrights, trade secrets, confidentiality procedures and contractual arrangements. The Company seeks to patent key concepts, components, protocols, processes and other inventions that it considers to have commercial value or that will likely give the Company a technological advantage. Although the Company applies for patent protection primarily in Canada, Europe and the United States, the Company has filed, and will continue to file, patent applications in other countries where there exists a strategic technological or business reason to do so. To broadly protect the Company’s inventions, the Company has a team of in-house patent attorneys and also consults with outside patent attorneys who interact with employees, review invention disclosures and prepare patent applications on a broad array of core technologies and competencies. As a result, the Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, operating systems, networking infrastructure, acoustics, messaging, enterprise software, automotive subsystems, cybersecurity, cryptography and wireless communications. As of February 28,

2022, the Company owned approximately 38,000 worldwide patents and applications. The Company does not expect that the sale of its portfolio of primarily legacy patents under the Patent Sale Agreement will negatively impact its strategy of protecting its new innovations through patent filings.
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
Environmental, Social and Governance
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
The Company is committed to operating in a sustainable way that respects the environment, the Company’s employees and business partners, and the communities in which the Company operates around the world. To honor this commitment, the Company maintains a variety of programs to identify, execute and maintain sustainable initiatives and to reduce its direct and indirect environmental impact. In fiscal 2022, these programs enabled the Company to announce that it has achieved carbon neutrality across its Scope 1, Scope 2 and material Scope 3 greenhouse gas emissions.
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
Information about our Executive Officers
The Company made two executive officer appointments during fiscal 2022, naming Mattias Eriksson as President, IoT and John Giamatteo as President, Cybersecurity.
The following table sets forth the name, province or state, and country of residence of each executive officer of the Company and their respective positions and offices held with the Company and their principal occupations during the last five years.

Name and Residence	Current Position with Company	Principal Occupation During the Last Five Years (other than Current Position with Company)
John S. Chen California, USA	Chief Executive Officer; Executive Chair/Director
Randall Cook California, USA	Chief Legal Officer	General Counsel, Calypso Technology (2017-2018)
Marjorie Dickman Washington D.C., USA	Chief Government Affairs and Public Policy Officer	Global Director and Associate General Counsel, IoT and Automated Driving Policy, Intel (2017-2020)
Mattias Eriksson Illinois, USA	President, IoT	Senior Vice President and Head of Product, HERE Technologies (2019-2020); Senior Vice President, Head of Core Map Group, HERE Technologies (2016-2019)
John Giamatteo Texas, USA	President, Cybersecurity	President and Chief Revenue Officer, McAfee (2013-2020)
Sai Yuen (Billy) Ho California, USA	Executive Vice President, Product Engineering, BlackBerry Spark
Steve Rai Ontario, Canada	Chief Financial Officer	Deputy Chief Financial Officer (2019), Vice President and Corporate Controller (2014-2019)
Nita White-Ivy California, USA	Chief Human Resources Officer
Mark Wilson California, USA	Chief Marketing Officer	Senior Vice President, Marketing, BlackBerry Limited (2014-2017)
Human Capital
The Company’s 3,325 regular employees, contract workers and student workers as of February 28, 2022 work as a team in 20 countries worldwide, of which approximately 51% are in Canada, 31% are in the U.S., and the remaining 18% are outside of North America. The Company expects to increase the number of employees in its Cybersecurity and IoT business units by 250 employees, in the aggregate, during fiscal 2023. None of the Company’s employees in Canada or the United States are represented by a labour union; however, employees of certain foreign subsidiaries in Europe are represented by works councils.
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
The Company is honored that its determination to support smart, dedicated, creative employees who are driven to succeed has been recognized through numerous awards, including Newsweek’s Most Loved Workplaces (2021), Best & Brightest Companies to Work For (2016-2021), Best & Brightest Companies in Wellness (2016-2021), Canada’s Future Workforce Top Employers for Computer Science (2020-2022), and Canada’s Top 100 Greenest Employers (2016-2021), among others. The Company also takes pride in its award-winning paid co-op and intern student program, through which the Company invests in the personal and professional development of the next generation of BlackBerry talent.
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

ITEM 1A. RISK FACTORS
Investors in the Company’s securities should carefully consider the following risks, as well as the other information contained in MD&A (as defined below) and elsewhere in this Annual Report on Form 10-K Form for the fiscal year ended February 28, 2022. Any of the following risks, in whole or in part, could materially and adversely impact the Company’s business, financial condition and operating results. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties, including those of which the Company is unaware or the Company currently deems immaterial, may also have a material adverse effect on the Company’s business, financial condition and results of operations.
Risks Related to the Company’s Business
The Company may not be able to enhance, develop, introduce or monetize products and services for the enterprise market in a timely manner with competitive pricing, features and performance.
The industries in which the Company competes are characterized by rapid technological change, frequent new product introductions, frequent market price reductions, constant improvements in features and short product life cycles. The Company’s future success depends upon its ability to enhance and integrate its current products and services, including the BlackBerry Spark Suite, to provide for their compatibility with evolving industry standards and operating systems, to address competing technologies and products developed by other companies, and to continue to develop and introduce new products and services offering enhanced performance and functionality on a timely basis at competitive prices.
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
The Company has focused its strategy on software and services to grow revenue and generate sustainable profitability, including by commercializing the BlackBerry Spark Suite and its component solutions.
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
The Company is continuously exposed to cyber threats through the actions of outside parties, such as hacking, viruses, and other malicious software, denial of service attacks, industrial espionage and other methods designed to breach the Company’s network or data security. The Company is also exposed to risk as a result of process, coding or human errors and through attempts by third parties to fraudulently induce employees to provide access to confidential or personal information. Although malicious attempts to gain unauthorized access to such information affect many companies across various industries, the Company is at a relatively greater risk of being specifically targeted because of its reputation for security and the nature of its network operations, and because the Company has been involved in the identification of organized cyber adversaries. Such attempts may intensify in the event of retaliatory cyber attacks stemming from Russia’s recent invasion of Ukraine.

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
Although to date the Company has not experienced any material financial or other losses relating to technology failure, cyberattacks or security breaches, there is no assurance that the Company will not experience material loss or damage in the future. If the network and product security measures implemented by the Company or its partners, including third-party data center operators, cloud service providers and product manufacturers are breached, or perceived to be breached, or if the confidentiality, integrity or availability of the Company’s data, including intellectual property and legally protected personal data, is compromised, the Company could be exposed to significant litigation, service disruptions, investigation and remediation costs, regulatory sanctions, fines and contractual penalties. In addition, any such event could materially damage the Company’s reputation, which is built in large measure on the security and reliability of BlackBerry products and services, and could result in the loss of investor confidence, channel partners, competitive advantages, revenues and customers, including the Company’s most significant government and regulated enterprise customers. While the Company maintains cybersecurity insurance, the Company’s coverage may be insufficient to cover all losses or types of claims that may arise from cyber incidents, and any incidents may result in the loss of, or increased costs of, the Company’s insurance.
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
To attract and retain critical personnel, the Company may experience increased compensation costs that are not offset by increased productivity or higher prices for our products and services. Also, the Company’s financial results and share price performance (particularly for those employees for whom equity-based compensation is a key element of their total compensation), among other factors, may impact the Company’s ability to attract new, and retain existing, employees. In addition, the Company’s ability to hire and retain qualified personnel may be negatively impacted by any changes that the Company makes with respect to remote, on-site or hybrid work arrangements, as these may not meet the needs or expectations of employees or may be perceived as less favourable compared to other companies’ policies. Any failure by the Company to attract and retain key employees could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
In the course of its business, the Company is subject to potential litigation claims and enforcement actions arising from its public disclosure. The Company is committed to providing a high level of disclosure and transparency and provides commentary that highlights the trends and uncertainties that the Company anticipates. Given the highly competitive and dynamic industry in which the Company operates and the evolution of the Company’s business strategy over time, the Company’s financial results may not follow any past trends, making it difficult to predict the Company’s financial results. Consequently, actual results may differ materially from those expressed or implied by the Company’s forward-looking statements and may not meet the expectations of analysts or investors, which can contribute to the volatility of the market price of the Company’s common shares.
See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved, including a consolidated securities class action complaint filed in the U.S. District Court for the Southern District of New York.
In addition, the Company receives general commercial claims related to the conduct of its business and the performance of its products and services, including product liability and warranty claims, employment claims, claims for breaches of contractual covenants and other litigation claims, which may potentially include claims relating to improper use of, or access to, personal data. Liability claims related to product defects, bugs or vulnerabilities could give rise to class action litigation or to the withdrawal of certifications, and the Company may be subject to such claims either directly or indirectly through indemnities that it provides to certain of its customers. The Company’s exposure to product liability risk may increase as the Company continues to commercialize its software innovations for autonomous and connected vehicles.
Litigation resulting from these claims could be costly and time-consuming and could divert the attention of management and key personnel from the Company’s business operations. The complexity of the technology involved and the inherent uncertainty of commercial, class action, securities, employment and other litigation increases these risks. In recognition of these considerations, the Company may enter into settlements resulting in material expenditures, the payment of which could have a material adverse effect on the Company’s business, results of operation and financial condition. Similarly, if the Company is unsuccessful in its defense of material litigation claims, the Company may be faced with significant monetary damages or injunctive relief against it that could have a material adverse effect on the Company’s business, BlackBerry brand, results of operations and financial condition. Administrative or regulatory actions against the Company or its employees could also have a material adverse effect on the Company’s business, BlackBerry brand, results of operations and financial condition.
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
In the fourth quarter of fiscal 2022, the Company announced that it had entered into an agreement for the sale of substantially all of its non-core patent assets for total consideration of $600 million. The buyer is a special purpose vehicle formed to acquire the Company’s assets and completion of the transaction is subject to the satisfaction of financing and other closing conditions. Closing is targeted for the end of the first quarter of fiscal 2023 but there can be no assurance that the transaction will be successfully completed.
The COVID-19 coronavirus pandemic has had and may continue to have a material adverse effect on the Company’s business, results of operations and financial condition.
The COVID-19 coronavirus pandemic and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, has adversely affected workforces, organizations, consumers and economies leading to increased market volatility and economic disruption.
The COVID-19 pandemic has disrupted the normal operations of the Company and the businesses of many of the Company’s customers, suppliers and distribution partners. During fiscal 2022 and throughout most of fiscal 2021, the Company mandated remote working, utilizing virtual meetings and suspending employee travel, to protect the health and safety of its employees, contractors, customers and visitors. The Company also shifted customer, industry and other stakeholder events to virtual-only experiences, and may similarly alter, postpone or cancel other events in the future. The long-term impacts on the Company of substantially remote operations are uncertain.

The economic downturn and uncertainty caused by the COVID-19 pandemic and the measures undertaken to contain its spread have negatively affected the Company’s QNX automotive software business and caused volatility in demand for the Company’s products and services, adversely affected the ability of the Company’s sales and professional services teams to work with customers, and increased sales cycle times. The uncertainty also resulted in the Company making significant judgments related to its estimates and assumptions concerning the impairment of goodwill, indefinite-lived intangible assets and certain operating lease right-of-use assets and associated property, plant and equipment.
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
The Company believes decisions by customers to purchase its products, including the BlackBerry IVY platform, depend and will depend in part on the availability and compatibility of software applications and services that are developed and maintained by third-party developers. The Company may not be able to convince third parties to develop and maintain applications for its cybersecurity software and embedded solutions platforms. The loss of, or inability to maintain these developer relationships may materially and adversely affect the desirability of the Company’s products and, hence, the Company’s revenue from the sale of its products.
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
Many of the Company’s products include intellectual property which must be licensed from third parties. The termination of any of these licenses, or the failure of such third parties to adequately maintain, protect or update their software or intellectual property rights, could delay the Company’s ability to offer its products while the Company seeks to implement alternative technology offered by other sources (which may not be available on commercially reasonable terms) or develop such technology internally (which would require significant unplanned investment on the Company’s part). The use of third-party software in the Company’s products could also expose the Company and its customers to security vulnerabilities.
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
In addition, the Company expends significant resources to patent and manage the intellectual property it creates with the expectation that it will generate revenues by incorporating that intellectual property in its products or services. The Company is also monetizing its patent portfolio through outbound patent licensing. Changes in the law may weaken the Company’s ability to collect royalty revenue for licensing its patents. Similarly, licensees of the Company’s patents may fail to satisfy their obligations to pay royalties, or may contest the scope and extent of their obligations. Finally, the royalties the Company can obtain to monetize its intellectual property may decline because of the evolution of technology, changes in the selling price of products using licensed patents, or the difficulty of discovering infringements.
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
The Company’s long-lived assets include items such as the Company’s network infrastructure, operating lease right-of-use assets and certain intellectual property. As at February 28, 2022, the Company’s long-lived assets had a carrying value of approximately $613 million. Under United States generally accepted accounting principles (“U.S. GAAP”), the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company’s ability to generate sufficient cash flows to fully recover the current carrying value of these assets depends on the successful execution of its strategies. If it is determined that sufficient future cash flows do not exist to support the current carrying value, the Company will be required to record an impairment charge for long-lived assets in order to adjust the value of these assets to the newly established estimated value.
Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. As at February 28, 2022, the Company’s goodwill had a carrying value of approximately $844 million. Under U.S. GAAP, the Company tests goodwill for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group. If any such events or circumstances arise, the Company may be required to record an impairment charge in the value of its goodwill. In the first quarter of fiscal 2021, the Company recorded total non-cash goodwill impairment charges of $594 million in the BlackBerry Spark reporting unit. For additional information, see Note 3 to the Consolidated Financial Statements.
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
Canada, together with approximately 140 other countries comprising the Organization for Economic Co-Operation and Development (“OECD”) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”), approved in principle in 2021 certain base erosion tax initiatives, including the introduction of a 15% global minimum tax which is intended to be effective in 2023. Canada has not yet released any domestic legislation in respect of the introduction of the global minimum tax. In February 2022, the Department of Finance Canada released for public comment draft legislative proposals which, if enacted, may limit the deductibility of interest and financing expenses for Canadian tax purposes. The draft legislative proposals are generally intended to apply in respect of taxation years beginning on or after January 1, 2023. The Company will continue to monitor the BEPS and interest deductibility limitation proposals and any impact on the Company, which may result in an increase in future taxes and an adverse effect on the Company.
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
Environmental, social and governance (“ESG”) expectations and standards expose the Company to risks that could adversely affect the Company’s reputation and performance.
Standards for identifying, measuring and reporting ESG matters continue to evolve, including requirements for ESG-related disclosures that may be required of public companies by the securities regulators. If the Company’s ESG practices or disclosures do not meet evolving investor or other stakeholder expectations and standards, then the reputation of the Company, its ability to attract or retain employees, and its attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. Further, the Company’s failure or perceived failure to pursue or fulfill ESG objectives or to satisfy applicable reporting standards on a timely basis, or at all, could have similar negative impacts or expose the Company to government enforcement actions and private litigation.
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
•compliance with the laws of the United States, Canada and other countries that apply to the Company’s international operations, including import and export legislation, trade sanctions, lawful access, and privacy, anti-corruption and consumer protection laws;
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
In addition, the Company is exposed to foreign exchange risk as a result of transactions in currencies other than its U.S. dollar functional currency. The majority of the Company’s revenue is denominated in U.S. dollars; however, some revenue, and a substantial portion of operating costs and capital expenditures are incurred in other currencies, primarily Canadian dollars, euros and British Pounds. For more details, please refer to the discussion of foreign exchange and income taxes in the Company’s MD&A for the fiscal year ended February 28, 2022.
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
In addition, acts of terrorism, political unrest, the outbreak of hostilities and armed conflicts within or between countries have created and may continue to create uncertainties that may affect the global economy. If economic or geopolitical uncertainties, including those related to the COVID-19 pandemic or Russia’s recent invasion of Ukraine, further disrupt the automotive supply chain or cause customers to reduce their IT budgets or to reduce or cancel orders for the Company’s products and services, the Company’s business, results of operations and financial condition may be adversely affected.
A significant portion of the Company’s personnel, including a majority of its senior leadership team, is based in California, in areas known for seismic activity and wildfires. The Company also has operations in numerous locations around the world that expose the Company to additional diverse environmental risks. A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on the Company’s business and operations and could cause the Company to incur significant costs to repair damages to its facilities, equipment and infrastructure. The Company’s offices and remote working locations have historically experienced, and are projected to continue to experience, climate-related events including drought, heat waves, ice storms, power shortages, and wildfires and resultant air quality impacts. The increasing frequency and impact of extreme weather events on the infrastructure of the Company and its suppliers, as well as public infrastructure, have the potential to disrupt the business of the Company, its suppliers and its customers.

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
In addition, broad market and industry factors may decrease the market price of the Company’s common shares, regardless of the Company’s operating performance. The stock market in general, and the securities of technology companies in particular, have often experienced extreme price and volume fluctuations, including, in recent years, as a result of the ongoing COVID-19 pandemic, the invasion of Ukraine by Russia, rising inflation and the recent increase in interest rates by the U.S. Federal Reserve. Periods of volatility in the overall market and in the market price of the Company’s securities may prompt securities class action litigation against the Company which, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources. See also the Risk Factor entitled “Litigation against the Company may result in adverse outcomes” and the “Legal Proceedings” section in this Annual Report on Form 10-K.
Rising inflation may negatively impact the Company’s results of operations as well as the credit and securities markets generally, including the market price of the Company’s common shares and Debentures.
Due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic, inflation is showing signs of acceleration in the U.S., Canada and globally. An inflationary environment can increase the Company’s cost of labour as well as energy and other costs. In addition, economic conditions and market factors may make it difficult for the Company to raise its prices enough to offset rising costs, which could reduce the Company’s profitability, while raising prices could reduce the number of customers who purchase the Company’s products. Although the U.S. Federal Reserve and the Bank of Canada recently increased interest rates and announced their intention to further raise interest rates in the near term, inflation is likely to continue. Conversely, the recently increased interest rates could have a negative effect on trade and securities markets generally, which may in turn have a material adverse effect on the market price of our common shares and our Debentures.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company’s headquarters are located in Waterloo, Ontario, Canada. The Company’s main campus in Waterloo consists of three leased buildings with approximately 479,000 square feet. The remaining lease term is approximately three years with the option to renew for an additional five years. The Company also operates facilities in the United States, Asia-Pacific, Europe and the Middle East for engineering, sales, marketing, research and development, our data center, and operations, among other general and administrative purposes.
The Company’s other significant leased properties include the following:
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
The following table sets forth the location and approximate square footage of the Company’s leased facilities as of February 28, 2022:

(Square feet in thousands)
Location
North America	1,077
Europe, Middle East and Africa	140
Asia Pacific	26
Total	1,243
ITEM 3. LEGAL PROCEEDINGS
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
On February 28, 2022, there were 901 registered holders of record of our common shares.
Unregistered Sales of Equity Securities
The Company had no unregistered sales of equity securities during fiscal 2022 that were not previously reported.
Share Repurchases
The Company did not repurchase any shares during fiscal 2022.
Stock Performance Graph
The following graph shows the cumulative total shareholder return of $100 invested in the common shares compared to the S&P/TSX Composite Index, and the peer group index (S&P 500 Information Technology index) for the period of February 28, 2017 to February 28, 2022.
The performance of the Company’s common shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our common shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	Base Period
	2/28/2017	2/28/2018	2/28/2019	2/28/2020	2/26/2021	2/28/2022
BlackBerry Limited	$100	$174.43	$125.00	$74.28	$144.40	$98.71
S&P TSX Capped Composite	100	100.28	103.89	105.61	117.28	137.19
S&P 500/Information Technology	100	134.44	140.29	175.24	259.42	305.54
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the audited consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited, for the fiscal year ended February 28, 2022. The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP. All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Readers should carefully review Part I, Item 1A “Risk Factors” and other documents filed from time to time with the Securities and Exchange Commission (“SEC”) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Please refer to our MD&A included in our Annual Report on 10-K for the fiscal year ended February 28, 2021 for a comparative discussion of our fiscal 2021 financial results as compared to our fiscal 2020, which is incorporated herein by reference. Additional information about the Company, which is included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022 (the “Annual Report”), can be found on SEDAR at www.sedar.com and on the SEC’s website at www.sec.gov.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of certain securities laws, including under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, including statements relating to:
•the Company’s plans, strategies and objectives, including its intentions to increase and enhance its product and service offerings, to patent new innovations, to increase staffing in its Cybersecurity and IoT businesses, and to implement changes to its remote and virtual operations;
•the Company’s expectations with respect to the impact of the COVID-19 pandemic or the Company’s response to Russia’s invasion of Ukraine on its results of operations and financial condition on a consolidated basis, including its liquidity position;
•the Company’s expectations with respect to its revenue and billings in fiscal 2023 and with respect to installations of the BlackBerry IVY™ platform;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this Annual Report on Form 10-K, including in the sections in Part I, Item 1 “Business” entitled “Products and Services - IoT”, “Products and Services - Licensing and Other”, “Intellectual Property”, and “Human Capital”, and in the sections of this MD&A entitled “Business Overview - COVID-19”, “Business Overview - Russia Ukraine Conflict”, “Non-GAAP Financial Measures - Key Metrics - Billings”, “Results of

Operations - Fiscal year ended February 28, 2022 compared to fiscal year ended February 28, 2021 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended February 28, 2022 compared to the three months ended February 28, 2021 - Revenue - Revenue by Segment” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, the ongoing COVID-19 pandemic, the Russia Ukraine conflict, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
All of these factors should be considered carefully, and readers should not place undue reliance on the Company’s forward-looking statements. Any statements that are forward-looking statements are intended to enable the Company’s shareholders to view the anticipated performance and prospects of the Company from management’s perspective at the time such statements are made, and they are subject to the risks that are inherent in all forward-looking statements, as described above, as well as difficulties in forecasting the Company’s financial results and performance for future periods, particularly over longer periods, given changes in technology and the Company’s business strategy, evolving industry standards, intense competition and short product life cycles that characterize the industries in which the Company operates. See the “Strategy” subsection in Part I, Item 1 “Business” of this Annual Report on Form 10-K.
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
The Company continued to execute on its strategy in fiscal 2022 and announced the following achievements:
Products and Innovation:
•Launched BlackBerry® Optics 3.0, the Company’s next-generation cloud-based EDR solution and BlackBerry Gateway, the Company’s first AI-empowered zero trust network access (ZTNA) product;
•Released an early access version of BlackBerry IVY™;
•Launched an update to the BlackBerry® Guard managed detection and response service to provide a managed extended detection and response (XDR) service through a partnership with Exabeam;
•Announced an expansion of products covered by the BlackBerry Guard to include ZTNA, mobile threat defense (MTD) and user behavior risk analytics (UEBA);
•Announced that the Company was awarded the highest AAA Rating in SE Labs’ Breach Response Test for BlackBerry® Protect and BlackBerry Optics;
•Announced that Frost & Sullivan named BlackBerry an innovator in its US Healthcare Cybersecurity Market report;
•Announced that the Company was recognized by SE Labs as offering the best new endpoint protection solution of 2021;
•Announced conformance to the OpenChain ISO/IEC 5230:2020 standard for open source license compliance across the Company’s entire product portfolio;
•Launched BlackBerry® Jarvis® 2.0, the Company’s updated software composition analysis tool;
•Announced that Frost & Sullivan named BlackBerry IVY an industry-leading cloud software platform for automakers and smart cities;
•Launched an autonomous flood risk and clean water monitoring solution based on BlackBerry® AtHoc®;
•Announced that BlackBerry AtHoc won the Frost & Sullivan 2021 Technology Innovation Leadership Award for safe city solutions;
•Launched updated BlackBerry® SecuSUITE® capabilities to further secure group phone calls and messages;
•Announced that BlackBerry SecuSUITE for Government offering now provides certified end-to-end encryption of all group phone calls and instant messages; and
•Released the 2022 BlackBerry Annual Threat Report;

Customers and Partners:
•Announced that BlackBerry entered into a patent sale agreement with Catapult IP Innovations, Inc. (“Catapult”), pursuant to which BlackBerry has agreed to sell substantially all of its non-core patent assets to Catapult for total consideration of $600 million;
•Announced that the Company has design wins with 24 of the world’s leading 25 Electric Vehicle (EV) automakers, increasing from 23 of the top 25 in the third quarter of fiscal 2022;
•Announced that BlackBerry® QNX® software is embedded in over 195 million vehicles;
•Announced first BlackBerry IVY proof-of-concept pilot with PATEO, a leading Chinese tier 1 supplier, and a Chinese electric vehicle automaker to integrate BlackBerry IVY into a digital cockpit;
•Announced that the Company demonstrated BlackBerry IVY running on auto-grade hardware at CES 2022, with partner integrations from Amazon Web Services, HERE Technologies, Car IQ and Electra Vehicles;
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
•Announced that the Company and Visteon will expand efforts to accelerate the deployment of digital cockpit solutions for automakers and their suppliers;
•Announced an expanded collaboration with Marelli in China to deploy an integrated cockpit domain controller;
•Announced that Mahindra & Mahindra Ltd. selected BlackBerry QNX technologies to power the cockpit domain controller for their next-generation SUV;
•Announced that WM Motor has chosen BlackBerry QNX technologies to power its W6 all-electric SUV;
•Announced that the QNX Neutrino® operating system has been adopted in a new digital LCD cluster jointly developed with BiTech Automotive (Wuhu) Co., Ltd. for Changan Automobile’s new SUV, the UNI-K;
•Announced that Nobo Technologies selected QNX Neutrino as the foundation for the advanced Digital Cockpit Controller in Great Wall Motors’ Haval H6S, the next generation of China’s leading SUV;
•Announced that BlackBerry QNX technology was selected by Critical Software to help drive safety improvements for Portugal’s national rail network.
•Announced that sTraffic has chosen the BlackBerry QNX® OS for Safety as the foundation for its Communications-based Train Control System (CBTC);
•Announced that BlackBerry Jarvis was enhanced to include standardized reporting that enables compliance with the U.S. government’s recent Executive Order relating to software bills of materials;
•Announced that 13 Asia Pacific channel partners will offer BlackBerry Jarvis to customers in the region;
•Announced that Deloitte will leverage BlackBerry Jarvis to help manufacturers to secure their software supply chains;
•Announced the integration of BlackBerry Radar with the ISAAC Open Platform to help trucking companies improve asset utilization and fleet visibility;
•Announced that the Region of Niagara selected BlackBerry AtHoc as its critical event management platform;
•Announced the integration of BlackBerry UEM with Microsoft 365;
•Announced a technology integration between Okta and BlackBerry® UEM to deliver seamless identity and access capabilities;
•Announced Okta, Mimecast, Stellar Cyber and XM Cyber as new partners in BlackBerry’s XDR ecosystem;
•Announced that the Government of Canada has selected BlackBerry for its secure productivity and secure communications needs;
•Announced that the Company and IBM Canada have established a new partnership to bring the Company’s industry leading BlackBerry Spark platform to organizations across Canada;
•Announced BlackBerry QNX and Carleton University have joined forces in a $21 million partnership to train the next generation of software engineers;
•Announced that the Company and the University of Waterloo have expanded their partnership to create a new joint innovation program; and
•Announced that the Company and L-SPARK launched a third cohort of their accelerator program to advance Canadian connected vehicle technology innovation.

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
•Appointed Mattias Eriksson as President and General Manager of IoT effective May 3, 2021;
•Announced that the Company achieved carbon neutrality across Scope 1, Scope 2 and material Scope 3 emissions;
•Announced that the Company was named one of Canada’s Greenest Employers for sixth year in a row;
•Announced that the Company was named to Newsweek’s list of the Most Loved Workplaces for 2021; and
•Announced that the Company partnered with the Water Institute at the University of Waterloo to address global water-related challenges.

Segment Reporting
As disclosed in Note 12 to the Consolidated Financial Statements, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the chief operating decision maker (“CODM”) for making decisions and assessing performance as a source of the Company’s reportable operating segments. In the first quarter of fiscal 2022, the Company internally reorganized and, as a result, the CODM, who is the Executive Chair and CEO of the Company, began making decisions and assessing the performance of the Company using three operating segments, whereas the Company was previously a single operating segment.
COVID-19
The novel coronavirus (“COVID-19”) pandemic prompted extraordinary actions by governmental authorities throughout the world and resulted in significant market volatility, uncertainty and economic disruption.
To protect the health and safety of the Company’s employees, contractors, customers and visitors, during fiscal 2022 and throughout most of fiscal 2021, the Company mandated remote working, utilizing virtual meetings and suspending most employee travel. The Company also shifted customer, industry and other stakeholder events to virtual-only experiences, and may similarly alter, postpone or cancel other events in the future. The Company expects to implement changes to this fully remote and virtual model during fiscal 2023.
The Company also implemented a series of temporary cost reduction measures to further preserve financial flexibility during the COVID-19 pandemic. In fiscal 2022, these actions included taking advantage of the broad-based employer relief provided by governments in Canada and the postponement of certain discretionary spending. The savings from temporary cost reduction measures and governmental assistance related to the pandemic were lower in fiscal 2022 compared to fiscal 2021.
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
Although the Company experienced higher Software & Services revenue in fiscal 2022 compared to fiscal 2021, when the COVID-19 pandemic first materially negatively impacted the Company’s operations, and observed a partial recovery in both automotive design activities and production volumes during fiscal 2022 compared to fiscal 2021, the COVID-19 pandemic and related global chip shortage have had and, in fiscal 2023, may continue to have a material adverse impact on the Company’s QNX automotive software business in particular and on the Company’s business, results of operations and financial condition on a consolidated basis. The COVID-19 pandemic and its related economic impact have not, and the Company does not expect them to, materially adversely affect the Company’s liquidity position.
The ultimate impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on, among other things, the pandemic’s duration and severity, including resurgences in some geographic areas as a result of new strains and variants, the governmental restrictions that may be sustained or imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the pandemic (including the distribution, efficacy and acceptance of vaccines, particularly against emergent viral variants), the impact of the global chip shortage and other supply chain constraints. The long-term impact of the COVID-19 pandemic on the Company’s business may not be fully reflected until future periods.
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
Russia Ukraine Conflict
In February 2022, Russian military forces invaded Ukraine. In response, Ukrainian military personnel and civilians are actively resisting the invasion. The outcome of the conflict is uncertain and is likely to have wide-ranging consequences on the peace and stability of the region. Strict financial and trade sanctions against Russia that have been imposed by Canada, the United States and other countries may have far-reaching effects on the global economy. The long-term impacts of the conflict and the sanctions imposed on Russia remain uncertain and will depend on future developments, and the Company continues to monitor the evolving situation.
The conflict and sanctions against Russia could negatively impact automotive production and sales, increase the ongoing disruption of supply chains, worsen the current semiconductor chip shortage since Russia and Ukraine are critical suppliers of neon gas and palladium used in chip production, exacerbate energy shortages and high energy prices, and increase cybersecurity threats. These impacts could have a material adverse effect on the Company’s operations, sales and profitability; in particular, the negative impact on automotive production could have an adverse impact on production-based royalties for the Company’s QNX business. However, the heightened level of cybersecurity threats could have a positive impact on demand for the Company’s cybersecurity products.
In response to Russia’s invasion of Ukraine, shortly after the end of fiscal 2022, the Company announced that it would cease all business activities in Russia with immediate effect. The Company does not expect this decision to have a material adverse effect on its business, results of operations or financial condition.
Fiscal 2022 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data, as well as certain consolidated balance sheet data, as at and for the fiscal years ended February 28, 2022, February 28, 2021, and February 29, 2020:

	As at and for the Fiscal Years Ended (in millions, except for share and per share amounts)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Revenue	$718	$893	$(175)	$1,040	$(147)
Gross margin	467	643	(176)	763	(120)
Operating expenses	469	1,750	(1,281)	912	838
Investment income (loss), net	21	(6)	27	1	(7)
Income (loss) before income taxes	19	(1,113)	1,132	(148)	(965)
Provision for (recovery of) income taxes	7	(9)	16	4	(13)
Net income (loss)	$12	$(1,104)	$1,116	$(152)	$(952)
Earnings (loss) per share - reported
Basic	$0.02	$(1.97)		$(0.27)
Diluted	$(0.31)	$(1.97)		$(0.32)

Weighted-average number of shares outstanding (000’s)
Basic	570,607	561,305		553,861
Diluted (1)	631,440	561,305		614,361

______________________________
(1)Diluted loss per share on a U.S. GAAP basis for fiscal 2021 does not include the dilutive effect of the Debentures (as defined below) as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for fiscal 2022, fiscal 2021 and fiscal 2020 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the fiscal year ended February 28, 2022 for calculation of the diluted weighted average number of shares outstanding.
The following tables show information by operating segment for the three months and year ended February 28, 2022 and February 28, 2021. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance of the Company’s reportable operating segments. See

“Business Overview - Segment Reporting” for a description of the Company’s operating segments, as well as Note 12 to the Consolidated Financial Statements.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	February 28,		Change	February 28,		Change	February 28,		Change	February 28,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$122	$122	$—	$52	$38	$14	$11	$50	$(39)	$185	$210	$(25)
Segment cost of sales	47	46	1	8	5	3	5	6	(1)	60	57	3
Segment gross margin	$75	$76	$(1)	$44	$33	$11	$6	$44	$(38)	$125	$153	$(28)

	For the Year Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	February 28,		Change	February 28,		Change	February 28,		Change	February 28,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$477	$491	$(14)	$178	$130	$48	$63	$272	$(209)	$718	$893	$(175)
Segment cost of sales	194	192	2	30	23	7	23	30	(7)	247	245	2
Segment gross margin	$283	$299	$(16)	$148	$107	$41	$40	$242	$(202)	$471	$648	$(177)
The following tables reconcile the Company’s segment results for the three months and year ended February 28, 2022 to consolidated U.S. GAAP results:

	For the Three Months Ended February 28, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$122	$52	$11	$185	$—	$185
Cost of sales (1)	47	8	5	60	1	61
Gross margin	$75	$44	$6	$125	$(1)	$124
Operating expenses					(22)	(22)
Investment loss, net					1	1
Income before income taxes						$145

	For the Year Ended February 28, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$477	$178	$63	$718	$—	$718
Cost of sales (1)	194	30	23	247	4	251
Gross margin	$283	$148	$40	$471	$(4)	$467
Operating expenses					469	469
Investment income, net					(21)	(21)
Income before income taxes						$19
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months and year ended February 28, 2022.

The following tables reconcile the Company’s segment results for the three months and year ended February 28, 2021 to consolidated U.S. GAAP results:

	For the Three Months Ended February 28, 2021
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$122	$38	$50	$210	$—	$210
Cost of sales (1)	46	5	6	57	1	58
Gross margin	$76	$33	$44	$153	$(1)	$152
Operating expenses					465	465
Loss before income taxes						$(313)

	For the Year Ended February 28, 2021
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$491	$130	$272	$893	$—	$893
Cost of sales (1)	192	23	30	245	5	250
Gross margin	$299	$107	$242	$648	$(5)	$643
Operating expenses					1,750	1,750
Investment loss, net					6	6
Loss before income taxes						$(1,113)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months and year ended February 28, 2021.
Financial Highlights
The Company had approximately $770 million in cash, cash equivalents and investments as of February 28, 2022 (Fiscal 2021 - $804 million).
In fiscal 2022, the Company recognized revenue of $718 million and net income of $12 million, or $0.02 basic earnings per share and $0.31 diluted loss per share on a U.S. GAAP basis (Fiscal 2021 - revenue of $893 million and net loss of $1,104 million, or $1.97 basic and diluted loss per share).
The Company recognized adjusted net loss of $55 million, or adjusted loss of $0.10 per share, on a non-GAAP basis in fiscal 2022 (Fiscal 2021 - adjusted net income of $88 million and adjusted earnings of $0.16 per share). See “Non-GAAP Financial Measures” below.
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
As of February 28, 2022, the fair value of the 1.75% Debentures was approximately $507 million versus the principal value of $365 million. For the three months ended February 28, 2022, the Company recorded non-cash income relating to changes in fair value from instrument specific credit risk of $1 million in other comprehensive income (loss) (“OCI”) and non-cash income relating to changes in fair value from non-credit components of $165 million (pre-tax and after tax) (the “Q4 Fiscal 2022 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. In fiscal 2022, the Company recorded non-cash income relating to changes in fair value from instrument-specific credit risk of $1 million in OCI and non-cash income relating to changes in fair value from non-credit components of $212 million (pre-tax and after tax) (the “Fiscal 2022 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. See Note 6 to the Consolidated Financial Statements for further details on the Debentures.

Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On March 31, 2022, the Company announced financial results for the three months and fiscal year ended February 28, 2022, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP financial measures and non-GAAP ratios provide management, as well as readers of the Company’s financial statements with a consistent basis for comparison across accounting periods and is useful in helping management and readers understand the Company’s operating results and underlying operational trends. In the first quarter of fiscal 2022, the Company discontinued its use of software deferred revenue acquired and software deferred commission expense acquired adjustments in its non-GAAP financial measures due to the quantitative decline in the adjustments over time. For purposes of comparability, the Company’s non-GAAP financial measures for the three months ended and years ended February 28, 2021 and February 29, 2020 have been updated to conform to the current year’s presentation.
•Debentures fair value adjustment. The Company has elected to measure its outstanding Debentures at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the Debentures is recalculated and resulting non-cash income and charges from the change in fair value from non-credit components of the Debentures are recognized in income. The amount can vary each period depending on changes to the Company’s share price, share price volatility and credit indices. This is not indicative of the Company’s core operating performance and may not be meaningful in comparison to the Company’s past operating performance.
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
•Amortization of acquired intangible assets. When the Company acquires intangible assets through business combinations, the assets are recorded as part of purchase accounting and contribute to revenue generation. Such acquired intangible assets depreciate over time and the related amortization will recur in future periods until the assets have been fully amortized. This is not indicative of the Company’s core operating performance and may not be meaningful in comparison to the Company’s past operating performance.
•Business acquisition and integration costs. The Company incurs costs associated with business acquisitions, including legal costs, audit and accounting fees, and other acquisition and integration expenses. These expenditures do not relate to the ongoing operation of the business and they tend to vary significantly based on the circumstances of each transaction. This is not indicative of the Company’s core operating performance and may not be meaningful in comparison to the Company’s past operating performance.
•Acquisition valuation allowance. The Company records an income tax valuation allowance associated with business acquisitions. This is not indicative of the Company’s core operating performance and may not be meaningful in comparison to the Company’s past operating performance.
•Long-lived asset impairment charge. The Company believes that long-lived asset impairment charges do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance and may not be meaningful in comparison to the Company’s past operating performance.
•Goodwill impairment charge. The Company believes that goodwill impairment charges do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
On a U.S. GAAP basis, the impacts of these items are reflected in the Company’s income statement. However, the Company believes that the provision of supplemental non-GAAP measures allows investors to evaluate the financial performance of the Company’s business using the same evaluation measures that management uses and is therefore a useful indication of the Company’s performance or expected performance of future operations and facilitates period-to-period comparison of operating performance. As a result, the Company considers it appropriate and reasonable to provide, in addition to U.S. GAAP measures, supplementary non-GAAP financial measures that exclude certain items from the presentation of its financial results.

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended February 28, 2022, February 28, 2021 and February 29, 2020
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended February 28, 2022, February 28, 2021 and February 29, 2020 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2022	February 28, 2021	February 29, 2020
Gross margin	$124	$152	$212
Stock compensation expense	1	1	2
Adjusted gross margin	$125	$153	$214

Gross margin %	67.0%	72.4%	75.2%
Stock compensation expense	0.6%	0.5%	0.7%
Adjusted gross margin %	67.6%	72.9%	75.9%
Reconciliation of U.S. GAAP operating expense (income) for the three months ended February 28, 2022, November 30, 2021, February 28, 2021 and February 29, 2020 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2022	November 30, 2021	February 28, 2021	February 29, 2020
Operating expense (income)	$(22)	$66	$465	$253
Restructuring charges	—	—	—	1
Stock compensation expense	4	5	16	15
Debentures fair value adjustment (1)	(165)	(110)	258	5
Acquired intangibles amortization	22	29	32	35
Business acquisition and integration costs	—	—	—	1
Goodwill impairment charge	—	—	—	22
LLA impairment charge	—	—	22	5
Adjusted operating expense	$117	$142	$137	$169
______________________________
(1) See “Fiscal 2022 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”.

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended February 28, 2022, February 28, 2021 and February 29, 2020 to adjusted net income and adjusted basic earnings per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	February 28, 2022		February 28, 2021		February 29, 2020
		Basic earnings per share		Basic earnings (loss) per share		Basic earnings (loss) per share
Net income (loss)	$144	$0.25	$(315)	$(0.56)	$(41)	$(0.07)
Restructuring charges	—		—		1
Stock compensation expense	5		17		17
Debentures fair value adjustment	(165)		258		5
Acquired intangibles amortization	22		32		35
Business acquisition and integration costs	—		—		1
Goodwill impairment charge	—		—		22
LLA impairment charge	—		22		5
Adjusted net income	$6	$0.01	$14	$0.02	$45	$0.08
Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended February 28, 2022, February 28, 2021 and February 29, 2020 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2022	February 28, 2021	February 29, 2020
Research and development	$47	$48	$60
Stock compensation expense	2	3	3
Adjusted research and development	$45	$45	$57

Selling, marketing and administration	$64	$92	$113
Restructuring charges	—	—	1
Stock compensation expense	2	13	12
Business acquisition and integration costs	—	—	1
Adjusted selling, marketing and administration	$62	$79	$99

Amortization	$32	$45	$48
Acquired intangibles amortization	22	32	35
Adjusted amortization	$10	$13	$13

Reconciliation of selected non-GAAP based measures with most directly comparable U.S. GAAP measures for the years ended February 28, 2022, February 28, 2021 and February 29, 2020
A reconciliation of the most directly comparable U.S. GAAP financial measures for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 to adjusted financial measures is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2022	February 28, 2021	February 29, 2020
Gross margin	$467	$643	$763
Restructuring charges	—	—	5
Stock compensation expense	4	5	5
Adjusted gross margin	$471	$648	$773

Gross margin %	65.0%	72.0%	73.4%
Restructuring charges	—%	—%	0.5%
Stock compensation expense	0.6%	0.6%	0.4%
Adjusted gross margin %	65.6%	72.6%	74.3%

Operating expense	$469	$1,750	$912
Restructuring charges	—	2	5
Stock compensation expense	26	47	58
Debentures fair value adjustment (1)	(212)	372	(66)
Acquired intangibles amortization	115	129	141
Business acquisition and integration costs	—	—	4
Goodwill impairment charge	—	594	22
LLA impairment charge	—	43	10
Adjusted operating expense	$540	$563	$738
______________________________
(1) See “Fiscal 2022 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”.

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 to the adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Fiscal Years Ended (in millions, except per share amounts)	February 28, 2022		February 28, 2021		February 29, 2020
		Basic earnings (loss) per share		Basic earnings (loss) per share		Basic earnings (loss) per share
Net income (loss)	$12	$0.02	$(1,104)	$(1.97)	$(152)	$(0.27)
Restructuring charges	—		2		10
Stock compensation expense	30		52		63
Debentures fair value adjustment	(212)		372		(66)
Acquired intangibles amortization	115		129		141
Business acquisition and integration costs	—		—		4
Goodwill impairment charge	—		594		22
LLA impairment charge	—		43		10
Acquisition valuation allowance	—		—		(1)
Adjusted net income (loss)	$(55)	$(0.10)	$88	$0.16	$31	$0.06

Reconciliation of U.S GAAP research and development, selling, marketing and administration, and amortization expense for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2022	February 28, 2021	February 29, 2020
Research and development	$219	$215	$259
Stock compensation expense	8	11	13
Adjusted research and development	$211	$204	$246

Selling, marketing and administration	$297	$344	$493
Restructuring charges	—	2	5
Stock compensation expense	18	36	45
Business acquisition and integration costs	—	—	4
Adjusted selling, marketing and administration	$279	$306	$439

Amortization	$165	$182	$194
Acquired intangibles amortization	115	129	141
Adjusted amortization	$50	$53	$53
Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended February 28, 2022, February 28, 2021 and February 29, 2020 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Three Months Ended (in millions)	February 28, 2022	February 28, 2021	February 29, 2020
Operating income (loss)	$146	$(313)	$(41)
Non-GAAP adjustments to operating income (loss)
Restructuring charges	—	—	1
Stock compensation expense	5	17	17
Debentures fair value adjustment	(165)	258	5
Acquired intangibles amortization	22	32	35
Business acquisition and integration costs	—	—	1
Goodwill impairment charge	—	—	22
LLA impairment charge	—	22	5
Total non-GAAP adjustments to operating income (loss)	(138)	329	86
Adjusted operating income	8	16	45
Amortization	34	49	52
Acquired intangibles amortization	(22)	(32)	(35)
Adjusted EBITDA	$20	$33	$62

Revenue	$185	$210	$282
Adjusted operating income margin % (1)	4%	8%	16%
Adjusted EBITDA margin % (2)	11%	16%	22%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the fiscal years ended February 28, 2022, February 28, 2021 and February 29, 2020 are reflected in the table below.

For the Fiscal Years Ended (in millions)	February 28, 2022	February 28, 2021	February 29, 2020
Operating loss	$(2)	$(1,107)	$(149)
Non-GAAP adjustments to operating loss
Restructuring charges	—	2	10
Stock compensation expense	30	52	63
Debentures fair value adjustment	(212)	372	(66)
Acquired intangibles amortization	115	129	141
Business acquisition and integration costs	—	—	4
Goodwill impairment charge	—	594	22
LLA impairment charge	—	43	10
Total non-GAAP adjustments to operating loss	(67)	1,192	184
Adjusted operating income (loss)	(69)	85	35
Amortization	176	198	212
Acquired intangibles amortization	(115)	(129)	(141)
Adjusted EBITDA	$(8)	$154	$106

Revenue	$718	$893	$1,040
Adjusted operating income (loss) margin % (1)	(10%)	10%	3%
Adjusted EBITDA margin % (2)	(1%)	17%	10%
______________________________
(1) Adjusted operating income (loss) margin % is calculated by dividing adjusted operating income (loss) by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The Company uses free cash flow when assessing its sources of liquidity, capital resources, and quality of earnings. The Company believes that free cash flow is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business.
Reconciliation of U.S. GAAP net cash provided by operating activities for the three months ended February 28, 2022, February 28, 2021 and February 29, 2020 to free cash flow is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2022	February 28, 2021	February 29, 2020
Net cash provided by operating activities	$10	$51	$35
Acquisition of property, plant and equipment	(2)	(3)	$(3)
Free cash flow	$8	$48	$32
Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 to free cash flow (usage) is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2022	February 28, 2021	February 29, 2020
Net cash provided by (used in) operating activities	$(28)	$82	$26
Acquisition of property, plant and equipment	(8)	(8)	(12)
Free cash flow (usage)	$(36)	$74	$14

Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), billings and recurring revenue percentage do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies. In the first quarter of fiscal 2022, the Company discontinued its use of software deferred revenue acquired in its key metrics as the Company no longer reports non-GAAP revenue. For purposes of comparability, the Company’s key metrics for the three months ended February 28, 2021 have been updated to conform to the current year’s presentation.
Comparative breakdowns of certain key metrics for the three months ended February 28, 2022 and February 28, 2021 are set forth below.

For the Three Months Ended (in millions)	February 28, 2022	February 28, 2021	Change
Annual Recurring Revenue
Cybersecurity	$347	$369	$(22)
IoT	$93	$84	$9
Dollar-Based Net Retention Rate
Cybersecurity	91%	95%	(4%)
Recurring Software Product Revenue	~ 80%	~ 90%	~ (10%)
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Cybersecurity ARR was approximately $347 million in the fourth quarter of fiscal 2022 and decreased compared to $358 million in the third quarter of fiscal 2022 and decreased compared to $369 million in the fourth quarter of fiscal 2021.
IoT ARR was approximately $93 million in the fourth quarter of fiscal 2022 and increased compared to $91 million in the third quarter of fiscal 2022 and increased compared to $84 million in the fourth quarter of fiscal 2021.
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
Cybersecurity DBNRR was 91% in the fourth quarter of fiscal 2022 and decreased compared to 95% in the third quarter of fiscal 2022 and the fourth quarter of fiscal 2021.
Billings
The Company defines billings as amounts invoiced less credits issued. The Company considers billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business and represents a significant percentage of future revenue.
Total Company billings increased in the fourth quarter of fiscal 2022 compared to the third quarter of fiscal 2022 and decreased compared to the fourth quarter of fiscal 2021 due to a decrease in billings from Licensing and Other.
The Company previously stated that it expected sequential billings growth for Cybersecurity in the fourth quarter of fiscal 2022. In the fourth quarter of fiscal 2022, Cybersecurity billings increased sequentially compared to the third quarter of fiscal 2022.
The Company previously stated that it expected IoT billings to grow by a double-digit percentage for fiscal 2022. In fiscal 2022, IoT billings grew by a double-digit percentage compared to fiscal 2021.
The Company expects Cybersecurity billings growth of between 8 to 12% in fiscal 2023 compared to fiscal 2022. The Company also expects quarterly year-over-year Cybersecurity billings growth throughout fiscal 2023 when compared to the same quarter in the prior year.
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
Total Software and Services product revenue, excluding professional services, was approximately 80% recurring in the fourth quarter of fiscal 2022 consistent with approximately 80% recurring in the third quarter of fiscal 2022 and decreased from approximately 90% recurring in the fourth quarter of fiscal 2021 due to product mix.
Results of Operations - Fiscal year ended February 28, 2022 compared to fiscal year ended February 28, 2021
Revenue
Revenue by Segment
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Fiscal Years Ended (in millions)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Revenue by Product and Service
Cybersecurity	$477	$491	$(14)	$475	$16
IoT	178	130	48	216	(86)
Licensing and Other	63	272	(209)	349	(77)
	$718	$893	$(175)	$1,040	$(147)

% Revenue by Product and Service
Cybersecurity	66.4%	55.0%		45.7%
IoT	24.8%	14.5%		20.7%
Licensing and Other	8.8%	30.5%		33.6%
	100.0%	100.0%		100.0%
Cybersecurity
Cybersecurity revenue was $477 million, or 66.4% of revenue in fiscal 2022, a decrease of $14 million compared to $491 million, or 55.0% of revenue in fiscal 2021. The decrease in Cybersecurity revenue of $14 million was primarily due to a decrease of $25 million relating to product revenue in BlackBerry Spark, a decrease of $9 million relating to professional services and a decrease of $4 million relating to non-automotive OEM business, offset by an increase of $29 million related to the sale of Secusmart solutions.
The Company previously stated that it expected Cybersecurity revenue to be higher in the second half of the year than in the first half of the year for fiscal 2022. In fiscal 2022, Cybersecurity revenue was higher in the second half of the year than in the first half of the year.
The Company expects Cybersecurity revenue in fiscal 2023 to be broadly consistent with fiscal 2022.
IoT
IoT revenue was $178 million, or 24.8% of revenue in fiscal 2022, an increase of $48 million compared to $130 million, or 14.6% of revenue in fiscal 2021. The increase in IoT revenue of $48 million was primarily due to an increase of $20 million in BlackBerry QNX royalty revenue due to the partial recovery of the automotive market from the slowdown related to the COVID-19 pandemic in fiscal 2021, an increase of $16 million in development seat revenue, an increase of $8 million in professional service revenue and an increase of $3 million related to sales in BlackBerry Radar.
The Company previously stated that it expected IoT revenue to be between $180 million and $200 million for fiscal 2022 as a whole. In fiscal 2022, IoT revenue was $178 million primarily due to the impact of disruption in automotive supply chains on production-based royalties.
The Company previously stated that it expected IoT revenue to be higher in the second half of the year than in the first half of the year in fiscal 2022. In fiscal 2022, IoT revenue was higher in the second half of the year than in the first half of the year.
The Company expects IoT revenue to be between $200 million and $210 million in fiscal 2023.

Licensing and Other
Licensing and Other revenue was $63 million, or 8.8% of revenue in fiscal 2022, a decrease of $209 million compared to $272 million, or 30.5% of revenue in fiscal 2021. The decrease in Licensing and Other revenue of $209 million was primarily due to a decrease of $201 million in revenue from the Company’s intellectual property licensing arrangements due to the ongoing patent sale process in fiscal 2022, and associated restrictions on monetization activity. SAF revenue, which was generated from users of BlackBerry 7 and prior BlackBerry operating systems, also decreased by $5 million, primarily due to a lower number of BlackBerry 7 users and lower revenue from those users compared to fiscal 2021, and to the decommissioning of service for these legacy systems as of January 4, 2022.
The Company previously stated that it expected Licensing and Other revenue to be approximately $60 million in fiscal 2022. In fiscal 2022, Licensing and Other revenue was $63 million.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Fiscal Years Ended (in millions)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Revenue by Geography
North America	$413	$633	$(220)	$743	$(110)
Europe, Middle East and Africa	234	197	37	221	(24)
Other regions	71	63	8	76	(13)
	$718	$893	$(175)	$1,040	$(147)

% Revenue by Geography
North America	57.5%	70.9%		71.4%
Europe, Middle East and Africa	32.6%	22.1%		21.3%
Other regions	9.9%	7.0%		7.3%
	100.0%	100.0%		100.0%

North America Revenue
Revenue in North America was $413 million, or 57.5% of revenue, in fiscal 2022, reflecting a decrease of $220 million compared to $633 million, or 70.9% of revenue in fiscal 2021. The decrease in North American revenue was primarily due to a decrease of $201 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $24 million in product revenue in BlackBerry Spark and a decrease of $7 million in professional services, partially offset by an increase of $13 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $234 million, or 32.6% of revenue, in fiscal 2022, reflecting an increase of $37 million compared to $197 million, or 22.1% of revenue, in fiscal 2021. The increase was primarily due to an increase of $29 million related to the sale of Secusmart solutions, an increase of $6 million in development seat revenue, an increase of $6 million in professional services due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $2 million in product revenue in BlackBerry Spark.
Other Regions Revenue
Revenue in other regions was $71 million, or 9.9% of revenue, in fiscal 2022, reflecting an increase of $8 million compared to $63 million, or 7.0% of revenue, in fiscal 2021. The increase in revenue is primarily due to an increase of $5 million in development seat revenue and an increase of $4 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $3 million in SAF revenue.

Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $176 million to approximately $467 million in fiscal 2022 from $643 million in fiscal 2021. The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 7.0%, to approximately 65.0% of consolidated revenue in fiscal 2022 from 72.0% of consolidated revenue in fiscal 2021. The decrease was primarily due to a lower gross margin contribution from Licensing and Other due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Business Overview” and “Fiscal 2022 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Years Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	February 28,		Change	February 28,		Change	February 28,		Change	February 28,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$477	$491	$(14)	$178	$130	$48	$63	$272	$(209)	$718	$893	$(175)
Segment cost of sales	194	192	2	30	23	7	23	30	(7)	247	245	2
Segment gross margin	$283	$299	$(16)	$148	$107	$41	$40	$242	$(202)	$471	$648	$(177)
Segment gross margin %	59%	61%	(2%)	83%	82%	1%	63%	89%	(26%)	66%	73%	(7%)
Cybersecurity
Cybersecurity gross margin decreased by $16 million to approximately $283 million in fiscal 2022 from $299 million in fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Cybersecurity gross margin percentage decreased by 2% to approximately 59% of Cybersecurity revenue in fiscal 2022 from 61% of Cybersecurity revenue in fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.
IoT
IoT gross margin increased by $41 million to approximately $148 million in fiscal 2022 from $107 million in fiscal 2021. The increase was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to professional services.
IoT gross margin percentage increased by 1% to approximately 83% of IoT revenue in fiscal 2022 from 82% of IoT revenue in fiscal 2021. The increase was primarily due an increase in BlackBerry QNX royalty revenue, which has a higher relative gross margin percentage, due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in professional services revenue, which has a lower relative gross margin percentage.
Licensing and Other
Licensing and Other gross margin decreased by $202 million to approximately $40 million in fiscal 2022 from $242 million in fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other gross margin percentage decreased by 26% to approximately 63% of Licensing and Other revenue in fiscal 2022 from 89% of Licensing and Other revenue in fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for fiscal 2022 compared to fiscal 2021 and fiscal 2021 compared to fiscal 2020.

	For the Fiscal Years Ended (in millions)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Revenue	$718	$893	$(175)	$1,040	$(147)
Operating expenses
Research and development	219	215	4	259	(44)
Selling, marketing and administration	297	344	(47)	493	(149)
Amortization	165	182	(17)	194	(12)
Impairment of goodwill	—	594	(594)	22	572
Impairment of long-lived assets	—	43	(43)	10	33
Debentures fair value adjustment	(212)	372	(584)	(66)	438
Total	$469	$1,750	$(1,281)	$912	$838

Operating Expense as % of Revenue
Research and development	30.5%	24.1%		24.9%
Selling, marketing and administration	41.4%	38.5%		47.4%
Amortization	23.0%	20.4%		18.7%
Impairment of goodwill	—%	66.5%		2.1%
Impairment of long-lived assets	—%	4.8%		1.0%
Debentures fair value adjustment	(29.5%)	41.7%		(6.3%)
Total	65.3%	196.0%		87.7%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the years ended February 28, 2022, February 28, 2021 and February 29, 2020.
U.S. GAAP Operating Expenses
Operating expenses decreased by $1,281 million, or 73.2%, to $469 million, or 65.3% of revenue in fiscal 2022, compared to $1,750 million, or 196.0% of revenue, in fiscal 2021. The decrease was primarily attributable to a goodwill impairment of $594 million in fiscal 2021 which did not recur, the difference between the Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in fiscal 2021 of $584 million, an impairment of long-lived assets of $43 million in fiscal 2021 which did not recur and a decrease of $20 million in stock compensation expense, partially offset by a decrease in benefits of $10 million in government subsidies such as claims filed for the Canada Emergency Wage Subsidy (“CEWS”) and Hardest-Hit Business Recovery Program (“HHBRP”) programs to support the business through the COVID-19 pandemic and an increase of $7 million in variable incentive plan costs.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $23 million, or 4.1%, to $540 million in fiscal 2022, compared to $563 million in fiscal 2021. The decrease was primarily attributable to a decrease of $13 million in legal expenses, a decrease of $11 million in the Company’s deferred share unit liability due to a decrease in the Company’s stock price and a decrease of $10 million in salaries and benefits expense, partially offset by a decrease in benefits of $10 million in government subsidies such as CEWS and HHBRP funding and an increase of $7 million in variable incentive plan costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.

Research and development expenses increased by $4 million, or 1.9%, to $219 million, or 30.5% of revenue, in fiscal 2022, compared to $215 million, or 24.1% of revenue, in fiscal 2021. The increase was primarily attributable to an increase of $4 million in variable incentive plan costs and a decrease in benefits of $3 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in BlackBerry QNX, partially offset by a decrease of $2 million in stock compensation expense.
Adjusted research and development expenses increased by $7 million, or 3.4% to $211 million in fiscal 2022 compared to $204 million in fiscal 2021. The increase was primarily due an increase of $4 million in variable incentive plan costs and a decrease in benefits of $3 million in SIF claims filed.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $47 million, or 13.7%, to $297 million, or 41.4% of revenue, in fiscal 2022 compared to $344 million, or 38.5% of revenue, in fiscal 2021. The decrease was primarily attributable to a decrease of $19 million in stock compensation expense, a decrease of $13 million in legal expenses and a decrease of $11 million in the Company’s deferred share unit liability due to a decrease in the Company’s stock price, partially offset by a decrease in benefits of $10 million in government subsidies such as CEWS and HHBRP funding.
Adjusted selling, marketing and administration expenses decreased by $27 million, or 8.8%, to $279 million in fiscal 2022 compared to $306 million in fiscal 2021. The decrease was primarily due to a decrease of $13 million in legal expenses, a decrease of $11 million in the Company’s deferred share unit liability due to a decrease in the Company’s stock price and a decrease of $10 million in salaries and benefits expenses, partially offset by a decrease in benefits of $10 million in government subsidies such as CEWS and HHBRP funding.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for fiscal 2022 compared to fiscal 2021 and fiscal 2021 compared to fiscal 2020. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Fiscal Years Ended (in millions)
	Included in Operating Expense
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Property, plant and equipment	$12	$17	$(5)	$18	$(1)
Intangible assets	153	165	(12)	176	(11)
Total	$165	$182	$(17)	$194	$(12)

	Included in Cost of Sales
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Property, plant and equipment	$3	$4	$(1)	$6	$(2)
Intangible assets	8	12	(4)	12	—
Total	$11	$16	$(5)	$18	$(2)

Amortization included in Operating Expense
Amortization expense relating to certain property, plant and equipment and intangible assets decreased by $17 million to $165 million for fiscal 2022, compared to $182 million for fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization expense decreased by $3 million to $50 million in fiscal 2022 compared to $53 million in fiscal 2021 due to the reasons described above on a U.S. GAAP basis.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations decreased by $5 million to $11 million for fiscal 2022, compared to $16 million for fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.

Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the Debentures, increased by $27 million to investment income, net of $21 million in fiscal 2022, from investment loss, net of $6 million in fiscal 2021. The increase in investment income (loss), net was primarily due to gains recognized from a return of capital from a non-marketable equity investment, observable price changes on non-marketable equity investments without readily determinable fair value and a decrease in interest expense from the Debentures as a result of the redemption of the 3.75% Debentures and issuance of the 1.75% Debentures in fiscal 2021, partially offset by a lower yield on cash and investments and lower average cash and investments balances in fiscal 2022 compared to fiscal 2021.
Income Taxes
For fiscal 2022, the Company’s net effective income tax expense rate was approximately 37%, compared to a net effective income tax recovery of approximately 1% for the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net income for fiscal 2022 was $12 million, or $0.02 basic earnings per share and $0.31 diluted loss per share on a U.S. GAAP basis, reflecting a decrease in net loss of $1,116 million compared to net loss of $1,104 million, or $1.97 basic and diluted loss per share in fiscal 2021. The decrease was primarily due to a decrease in operating expenses due to the goodwill impairment in fiscal 2021 that did not recur and a decrease in Debentures fair value adjustment, as described above in “Operating Expenses”, partially offset by a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as describe above in “Consolidated Gross Margin Percentage.
Adjusted net loss for fiscal 2022 was $55 million compared to adjusted net income of $88 million in fiscal 2021, reflecting a decrease in adjusted net income of $143 million, primarily due to a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in operating expenditures as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 571 million common shares for basic earnings per share and 631 million common shares for diluted loss per share for the fiscal year ended February 28, 2022. The weighted average number of shares outstanding was 561 million common shares for basic and diluted loss per share for the fiscal year ended February 28, 2021.
Common Shares Outstanding
On March 29, 2022, there were 576 million voting common shares, options to purchase 1 million voting common shares, 15 million restricted share units and 2 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures, as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.

Results of Operations - Three months ended February 28, 2022 compared to the three months ended February 28, 2021
The following section sets forth certain unaudited consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the three months ended February 28, 2022, February 28, 2021 and February 29, 2020:

	For the Three Months Ended (in millions, except for share and per share amounts)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Revenue	$185	$210	$(25)	$282	$(72)
Gross margin	124	152	(28)	212	(60)
Operating expenses	(22)	465	(487)	253	212
Investment loss, net	(1)	—	(1)	(1)	1
Income (loss) before income taxes	145	(313)	458	(42)	(271)
Provision for (recovery of) income taxes	1	2	(1)	(1)	3
Net income (loss)	$144	$(315)	$459	$(41)	$(274)
Earnings (loss) per share - reported
Basic	$0.25	$(0.56)	$0.81	$(0.07)	$(0.49)
Diluted (1)	$(0.03)	$(0.56)	$0.53	$(0.07)	$(0.49)

Weighted-average number of shares outstanding (000’s)
Basic	575,883	566,089		556,668
Diluted (1)	636,716	566,089		556,668
______________________________
(1)Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2021 and 2020 do not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2022, 2021 and 2020 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
Revenue
Revenue by Segment
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Three Months Ended (in millions)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Revenue by Product and Service
Cybersecurity	$122	$122	$—	$124	$(2)
IoT	52	38	14	46	(8)
Licensing and Other	11	50	(39)	112	(62)
	$185	$210	$(25)	$282	$(72)

% Revenue by Product and Service
Cybersecurity	65.9%	58.1%		44.0%
IoT	28.1%	18.1%		16.3%
Licensing and Other	6.0%	23.8%		39.7%
	100.0%	100.0%		100.0%

Cybersecurity
Cybersecurity revenue was $122 million, or 65.9% of revenue, in the fourth quarter of fiscal 2022, consistent with $122 million, or 58.1% of revenue, in the fourth quarter of fiscal 2021. An increase of $15 million related to the sale of Secusmart solutions was partially offset by a decrease of $9 million relating to product revenue in BlackBerry Spark and a decrease of $3 million relating to professional services.
The Company previously stated that it expected Cybersecurity revenue to be between $125 million and $135 million in the fourth quarter of fiscal 2022. Cybersecurity revenue was $122 million in the fourth quarter of fiscal 2022, below expectations primarily due to higher than expected churn in smaller-sized UEM customers.
The Company previously stated that it expected modest sequential Cybersecurity revenue growth for the remainder of fiscal 2022. In the fourth quarter of fiscal 2022, Cybersecurity revenue decreased compared to the third quarter of fiscal 2022 due to the reason described above.
IoT
IoT revenue was $52 million, or 28.1% of revenue, in the fourth quarter of fiscal 2022, an increase of $14 million compared to $38 million, or 18.1% of revenue, in the fourth quarter of fiscal 2021. The increase in IoT revenue of $14 million was primarily due to an increase of $5 million relating to professional services, an increase of $4 million in BlackBerry QNX royalty revenue due to the partial recovery of the automotive market from the slowdown related to the COVID-19 pandemic in the fourth quarter of fiscal 2021 and an increase of $3 million in development seat revenue.
The Company previously stated that it expected sequential IoT revenue growth in the fourth quarter of fiscal 2022. In the fourth quarter of fiscal 2022, IoT revenue grew sequentially compared to the third quarter of fiscal 2022.
The Company previously stated that it expected IoT revenue to be between $50 million and $55 million in the fourth quarter of fiscal 2022. In the fourth quarter of fiscal 2022, IoT revenue was $52 million.
Licensing and Other
Licensing and Other revenue was $11 million, or 6.0% of revenue, in the fourth quarter of fiscal 2022, a decrease of $39 million compared to $50 million, or 23.8% of revenue, in the fourth quarter of fiscal 2021. The decrease in Licensing and Other revenue of $39 million was primarily due to a decrease of $36 million in revenue from the Company’s intellectual property licensing arrangements due to the ongoing patent sale process in the fourth quarter of 2022, and associated restrictions on monetization activity and a decrease of $2 million in SAF revenue.
The Company previously stated that it expected to enter into a definitive agreement with respect to a sale of a portion of the Company’s patent portfolio in the fourth quarter of fiscal 2022, in which event the Company expects that Licensing and Other revenue in the quarter will be nominal. In the fourth quarter of fiscal 2022, the Company entered into a definitive agreement with respect to a sale of a portion of the Company’s patent portfolio. The Company expects Licensing and Other revenue to be minimal in fiscal 2023, aside from any Licensing and Other revenue that may be recognized in connection with a closing of the patent portfolio sale transaction.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Revenue by Geography
North America	$100	$141	$(41)	$213	$(72)
Europe, Middle East and Africa	66	53	13	53	—
Other regions	19	16	3	16	—
	$185	$210	$(25)	$282	$(72)

% Revenue by Geography
North America	54.0%	67.1%		75.5%
Europe, Middle East and Africa	35.7%	25.2%		18.8%
Other regions	10.3%	7.7%		5.7%
	100.0%	100.0%		100.0%

North America Revenue
Revenue in North America was $100 million, or 54.0% of revenue, in the fourth quarter of fiscal 2022, reflecting a decrease of $41 million compared to $141 million, or 67.1% of revenue, in the fourth quarter of fiscal 2021. Revenue in North America decreased compared to the fourth quarter of fiscal 2021 primarily due to a decrease of $36 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment” and a decrease of $8 million in product revenue in BlackBerry Spark, partially offset by an increase of $3 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”.
Europe, Middle East and Africa Revenue
Revenue in Europe, Middle East and Africa was $66 million or 35.7% of revenue in the fourth quarter of fiscal 2022, reflecting an increase of $13 million compared to $53 million or 25.2% of revenue in the fourth quarter of fiscal 2021. The increase in revenue is primarily due to an increase of $15 million related to the sale of Secusmart solutions partially offset by a decrease of $2 million in product revenue in BlackBerry Spark.
Other Regions Revenue
Revenue in other regions was $19 million or 10.3% of revenue in the fourth quarter of fiscal 2022, reflecting an increase of $3 million compared to $16 million or 7.7% of revenue in the fourth quarter of fiscal 2021. The increase in revenue is primarily due to an increase of $1 million in development seat revenue, an increase of $1 million in product revenue in BlackBerry Spark and an increase of $1 million in BlackBerry QNX royalty revenue due to the reasons discussed above in “Revenue by Segment”.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $28 million to approximately $124 million in the fourth quarter of fiscal 2022 from $152 million in the fourth quarter of fiscal 2021. The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 5.4%, to approximately 67.0% of consolidated revenue in the fourth quarter of fiscal 2022 from 72.4% of consolidated revenue in the fourth quarter of fiscal 2021. The decrease was primarily due to a lower gross margin contribution from Licensing and Other due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Business Overview - Segment Reporting” and “Fiscal 2022 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	February 28,		Change	February 28,		Change	February 28,		Change	February 28,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$122	$122	$—	$52	$38	$14	$11	$50	$(39)	$185	$210	$(25)
Segment cost of sales	47	46	1	8	5	3	5	6	(1)	60	57	3
Segment gross margin	$75	$76	$(1)	$44	$33	$11	$6	$44	$(38)	$125	$153	$(28)
Segment gross margin %	61%	62%	(1%)	85%	87%	(2%)	55%	88%	(33%)	68%	73%	(5%)

Cybersecurity
Cybersecurity gross margin decreased by $1 million to approximately $75 million in the fourth quarter of fiscal 2022 from $76 million in the fourth quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Cybersecurity gross margin percentage decreased by 1% to approximately 61% of Cybersecurity revenue in the fourth quarter of fiscal 2022 from 62% of Cybersecurity revenue in the fourth quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
IoT
IoT gross margin increased by $11 million to approximately $44 million in the fourth quarter of fiscal 2022 from $33 million in the fourth quarter of fiscal 2021. The increase was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to professional services.
IoT gross margin percentage decreased by 2% to approximately 85% of IoT revenue in the fourth quarter of fiscal 2022 from 87% of IoT revenue in the fourth quarter of fiscal 2021. The decrease was primarily due an increase in professional services revenue, which has a lower relative gross margin percentage, partially offset by an increase in BlackBerry QNX royalty revenue, which has a higher relative gross margin percentage, due to the reasons discussed above in “Revenue by Segment”.
Licensing and Other
Licensing and Other gross margin decreased by $38 million to approximately $6 million in the fourth quarter of fiscal 2022 from $44 million in the fourth quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other gross margin percentage decreased by 33% to approximately 55% of Licensing and Other revenue in the fourth quarter of fiscal 2022 from 88% of Licensing and Other revenue in the fourth quarter of fiscal 2021. The decrease was primarily due to the reasons discussed above in “Revenue by Segment”.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended February 28, 2022, compared to the quarter ended November 30, 2021 and the quarter ended February 28, 2021. The Company believes it is also meaningful to provide a sequential comparison between the fourth quarter of fiscal 2022 and the third quarter of fiscal 2022.

	For the Three Months Ended (in millions)
	February 28, 2022	November 30, 2021	February 28, 2021	February 29, 2020
Revenue	$185	$184	$210	$282
Operating expenses
Research and development	47	57	48	60
Selling, marketing and administration	64	77	92	113
Amortization	32	42	45	48
Impairment of long-lived assets	—	—	22	5
Impairment of goodwill	—	—	—	22
Debentures fair value adjustment	(165)	(110)	258	5
Total	$(22)	$66	$465	$253

Operating Expense as % of Revenue
Research and development	25.4%	31.0%	22.9%	21.3%
Selling, marketing and administration	34.6%	41.8%	43.8%	40.1%
Amortization	17.3%	22.8%	21.4%	17.0%
Impairment of long-lived assets	—%	—%	10.5%	1.8%
Impairment of goodwill	—%	—%	—%	7.8%
Debentures fair value adjustment	(89.2%)	(59.8%)	122.9%	1.8%
Total	(11.9%)	35.9%	221.4%	89.7%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended February 28, 2022, November 30, 2021, February 28, 2021 and February 29, 2020.
U.S. GAAP Operating Expenses
Operating expenses decreased by $88 million, or 133.3%, to $(22) million, or (11.9%) of revenue, in the fourth quarter of fiscal 2022, compared to $66 million, or 35.9% of revenue, in the third quarter of fiscal 2022. The decrease was primarily attributable to the difference between the Q4 Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the third quarter of fiscal 2022 of $55 million, a benefit of $10 million in HHBRP funding, a decrease of $10 million in amortization expense and a decrease of $9 million in variable incentive plan costs.
Operating expenses decreased by $487 million, or 104.7%, to $(22) million, or (11.9%) of revenue, in the fourth quarter of fiscal 2022, compared to $465 million, or 221.4% of revenue, in the fourth quarter of fiscal 2021. The decrease was primarily attributable to the difference between the Q4 Fiscal 2022 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the fourth quarter of fiscal 2021 of $423 million, an impairment of long-lived assets of $22 million in the fourth quarter of fiscal 2021 which did not recur, a decrease of $13 million in amortization expense, a decrease of $12 million in stock compensation expense and a decrease of $9 million in the Company’s deferred share unit liability due to a decrease in the Company’s stock price.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $25 million, or 17.6%, to $117 million in the fourth quarter of fiscal 2022 compared to $142 million in the third quarter of fiscal 2022. The decrease was primarily attributable to a benefit of $10 million in HHBRP funding, a decrease of $9 million in variable incentive plan costs, a decrease of $3 million in amortization expense and a decrease of $2 million in salaries and benefits expenses.
Adjusted operating expenses decreased by $20 million, or 14.6%, to $117 million in the fourth quarter of fiscal 2022, compared to $137 million in the fourth quarter of fiscal 2021. The decrease was primarily attributable to a decrease of $9 million in the Company’s deferred share unit liability due to a decrease in the Company’s stock price, a decrease of $6 million in legal expenses, a decrease of $4 million in consulting fees and a decrease of $3 million in amortization expense.

Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $1 million, or 2.1%, to $47 million in the fourth quarter of fiscal 2022 compared to $48 million in the fourth quarter of fiscal 2021. The decrease was primarily attributable to a decrease of $2 million in salaries and benefits expense and a decrease of $1 million in facilities costs, partially offset by an increase of $3 million in variable incentive plan costs.
Adjusted research and development expenses were $45 million in the fourth quarter of fiscal 2022, consistent with $45 million in the fourth quarter of fiscal 2021.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $28 million, or 30.4%, to $64 million in the fourth quarter of fiscal 2022 compared to $92 million in the fourth quarter of fiscal 2021. This decrease was primarily attributable to a decrease of $11 million in stock compensation expense, a decrease of $9 million in the Company’s deferred share unit liability due to a decrease in the Company’s stock price and a decrease of $6 million in legal expenses.
Adjusted selling, marketing and administration expenses decreased by $17 million, or 21.5%, to $62 million in the fourth quarter of fiscal 2022 compared to $79 million in the fourth quarter of fiscal 2021. This decrease was primarily due a decrease of $9 million in the Company’s deferred share unit liability due to a decrease in the Company’s stock price, a decrease of $6 million in legal expenses and a decrease of $4 million on consulting fees.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended February 28, 2022 compared to the quarter ended February 28, 2021 and for the quarter ended February 28, 2021 compared to the quarter ended February 29, 2020. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Property, plant and equipment	$2	$4	$(2)	$4	$—
Intangible assets	30	41	(11)	44	(3)
Total	$32	$45	$(13)	$48	$(3)

	Included in Cost of Sales
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Property, plant and equipment	$1	$1	$—	$2	$(1)
Intangible assets	1	3	(2)	2	1
Total	$2	$4	$(2)	$4	$—
Amortization included in Operating Expense
Amortization expense relating to certain property, plant and equipment and certain intangible assets decreased by $13 million to $32 million for the fourth quarter of fiscal 2022 compared to $45 million for the fourth quarter of fiscal 2021. The decrease in amortization expense was due to the lower cost base of assets.
Adjusted amortization expense decreased by $3 million to $10 million in the fourth quarter of fiscal 2022 compared to $13 million in the fourth quarter of fiscal 2021 due to the reasons described above on a U.S. GAAP basis.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations decreased by $2 million to $2 million in the fourth quarter of fiscal 2022 compared to $4 million in the fourth quarter of fiscal 2021 due to the lower cost base of assets.

Investment Income (Loss), Net
Investment income (loss), net decreased by $1 million to investment loss, net of $1 million in the fourth quarter of fiscal 2022, compared to investment income, net of nil in the fourth quarter of fiscal 2021. The decrease is primarily due to a decrease in unrealized gains on public equity securities in the fourth quarter of fiscal 2022 compared to the fourth quarter of fiscal 2021.
Income Taxes
For the fourth quarter of fiscal 2022, the Company’s net effective income tax expense rate was approximately 1%, compared to a net effective income tax expense rate of approximately 1% for the same period in the prior fiscal year. The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net income for the fourth quarter of fiscal 2022 was $144 million, or $0.25 basic earnings per share and $0.03 diluted loss per share on a U.S. GAAP basis, reflecting an increase in net income of $459 million compared to a net loss of $315 million, or $0.56 basic and diluted loss per share, in the fourth quarter of fiscal 2021. The increase in net income of $459 million was primarily due to a decrease in operating expenses due to the decrease in Debentures fair value adjustment and impairment of long-lived assets in the fourth quarter of fiscal 2021 that did not recur, as described above in “Operating Expenses”, partially offset by a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $6 million in the fourth quarter of fiscal 2022 compared to $14 million in the fourth quarter of fiscal 2021, reflecting a decrease in adjusted net income of $8 million primarily due to a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in operating expenses, as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 576 million common shares for basic earnings per share and 637 million common shares for diluted loss per share for the fourth quarter of fiscal 2022. The weighted average number of shares outstanding was 566 million common shares for basic and diluted loss per share for the fourth quarter of fiscal 2021.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $34 million to $770 million as at February 28, 2022 from $804 million as at February 28, 2021, primarily as a result of changes in working capital, partially offset by investment gains from non-marketable securities. The majority of the Company’s cash, cash equivalents, and investments are denominated in U.S. dollars as at February 28, 2022.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Cash and cash equivalents	$378	$214	$164	$377	$(163)
Restricted cash equivalents and restricted short-term investments	28	28	—	49	(21)
Short-term investments	334	525	(191)	532	(7)
Long-term investments	30	37	(7)	32	5
Cash, cash equivalents, and investments	$770	$804	$(34)	$990	$(186)

The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Current assets	$1,043	$1,006	$37	$1,196	$(190)
Current liabilities	397	429	(32)	1,121	(692)
Working capital	$646	$577	$69	$75	$502
Current Assets
The increase in current assets of $37 million at the end of fiscal 2022 from the end of fiscal 2021 was primarily due to an increase in cash and cash equivalents of $164 million and an increase in other current assets of $109 million, partially offset by decreases in short term investments of $191 million, accounts receivable, net of allowance of $44 million and income taxes receivable of $1 million.
At February 28, 2022, other current assets was $159 million, an increase of $109 million from February 28, 2021. The increase is primarily due to intellectual property relating to the patent sale agreement of $118 million, partially offset by a decrease in prepaid maintenance of $3 million and decrease in deferred commissions of $3 million.
At February 28, 2022, accounts receivable, net of allowance was $138 million, a decrease of $44 million from February 28, 2021. The decrease was primarily due to lower revenue recognized over the three months ended February 28, 2022 compared to the three months ended February 29, 2020 and a decrease in days sales outstanding to 67 days at the end of the fourth quarter of fiscal 2022 from 85 days at the end of the fourth quarter of fiscal 2021.
At February 28, 2022, other receivables was $25 million, consistent with $25 million as at February 28, 2021. The increase in SIF claims of $2 million was offset by a decrease in CEWS program of $2 million.
At February 28, 2022, income taxes receivable was $9 million, a decrease of $1 million from February 28, 2021. The decrease was primarily due to the refund received from tax loss carry backs.
Current Liabilities
The decrease in current liabilities of $32 million at the end of fiscal 2022 from the end of fiscal 2021 was primarily due to a decrease in accrued liabilities of $21 million, a decrease in deferred revenue, current of $18 million, partially offset by an increase in income taxes payable of $5 million and an increase in accounts payable of $2 million.
Accrued liabilities was $157 million, reflecting a decrease of $21 million compared to February 28, 2021, which was primarily attributable to a decrease of $6 million in the liability associated with the CEO contingent cash award, a decrease of $5 million in current operating lease liabilities, a decrease of $3 million in the Company’s deferred share unit liability due to a decrease in the Company’s stock price, partially offset by an increase of $4 million in variable incentive plan costs.
Deferred revenue, current was $207 million, which reflects a decrease of $18 million compared to February 28, 2021 that was attributable to a $29 million decrease in deferred revenue, current related to BlackBerry Spark partially offset by a $12 million increase in deferred revenue, current related to BlackBerry QNX.
Income taxes payable was $11 million, reflecting an increase of $5 million compared to February 28, 2021, which was primarily due to income earned in taxable jurisdictions.
As at February 28, 2022, accounts payable were $22 million, reflecting an increase of $2 million from February 28, 2021, which was primarily due to timing of payments of accounts payable.

Cash flows for the fiscal year ended February 28, 2022 compared to the fiscal year ended February 28, 2021 were as follows:

	For the Fiscal Years Ended (in millions)
	February 28, 2022	February 28, 2021	Change	February 29, 2020	Change
Net cash flows provided by (used in):
Operating activities	$(28)	$82	$(110)	$26	$56
Investing activities	207	(65)	272	(188)	123
Financing activities	10	(227)	237	7	(234)
Effect of foreign exchange gain (loss) on cash and cash equivalents	(1)	2	(3)	(1)	3
Net increase (decrease) in cash and cash equivalents	$188	$(208)	$396	$(156)	$(52)
Operating Activities
The decrease in net cash flows provided by operating activities of $110 million primarily reflects the decrease in revenue and net changes in working capital.
Investing Activities
During the fiscal year ended February 28, 2022, cash flows provided by investing activities were $207 million and included cash provided by transactions involving the acquisitions of restricted short-term, short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $211 million and a distribution from a non-marketable equity investment without readily determinable fair value in the amount of $35 million, partially offset by intangible asset additions of $31 million, and acquisitions of property, plant and equipment of $8 million. During fiscal 2021, cash flows used in investing activities were $65 million and included cash flows used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $21 million, intangible asset additions of $36 million, and acquisitions of property, plant and equipment of $8 million.
Financing Activities
The increase in cash flows provided by financing activities was $237 million for fiscal 2022 due to the redemption of the 3.75% Debentures and issuance of the 1.75% Debentures in fiscal 2021, partially offset by a decrease in common shares issued for stock options exercised.
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
Cash, cash equivalents, and investments were approximately $770 million as at February 28, 2022. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at February 28, 2022:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$101	$31	$70
Purchase obligations and commitments	125	85	40
Debt interest and principal payments	377	6	371
Total	$603	$122	$481
Contractual and other obligations amounted to approximately $603 million as at February 28, 2022, including future principal and interest payments of $377 million on the 1.75% Debentures and operating lease obligations of $101 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at February 28, 2022 decreased by approximately $73 million as compared to the February 28, 2021 balance of approximately $676 million, which was attributable to decreases in operating lease obligations and purchase obligations and commitments.
The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or under applicable Canadian securities laws.
Accounting Policies and Critical Accounting Estimates
Accounting Policies
See Note 1 to the Consolidated Financial Statements for a description of the Company’s significant accounting policies and the adoption of the new standard in accounting for income taxes.
See Note 2 to the Consolidated Financial Statements for accounting pronouncements issued but not yet adopted.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to revenue-related estimates including variable consideration, standalone selling price (“SSP”), estimated customer life, if control of licenses to intellectual property has transferred, the value of non-cash consideration, right of return and customer incentive commitments, fair value of reporting units in relation to actual or potential goodwill impairment, fair value of the Debentures, fair value of share-based liability award, fair value of long-lived assets in relation to actual or potential impairment, the Company’s long-lived asset groupings, useful lives of property, plant and equipment and intangible assets, provision for income taxes, realization of deferred income tax assets and the related components of the valuation allowance, allowance for credit losses, incremental borrowing rate in determining the present value of lease liabilities and the determination of reserves for various litigation claims. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, February 28, 2022.
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
On March 1, 2020, the Company adopted Accounting Standards Update 2017-04 on the topic of Intangibles - Goodwill and Other (ASC 350) (“ASU 2017-40”). ASU 2017-04 simplifies the subsequent measurement of goodwill, enabling the Company to carry out its goodwill impairment test in one step, instead of two steps. In the test, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach using a discounted future cash flow model, market-based approaches, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results. Events and circumstances resulted in an additional goodwill impairment test being conducted as at May 31, 2020, in addition to the Company’s annual impairment test.
Prior to the adoption of ASU 2017-04, the Company’s annual impairment test was carried out in two steps. In the first step, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach, discounted future cash flows, market-based approaches, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of revenue growth for our reporting units, estimation of the useful life over which cash flows will occur, terminal growth rate, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeded its fair value, goodwill of the reporting unit was considered to be impaired and the second step was necessary. Different judgments could have yielded different results. In fiscal 2020, the Company disaggregated one reporting unit and goodwill was assigned to the disaggregated reporting units based upon the relative fair value allocation approach.
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
Valuation Allowance Against Deferred Tax Assets
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. A valuation allowance is required for deferred tax assets if it is more likely than not that all or some portion of the asset will not be realized. All available evidence, both positive and negative, that may affect the realization of deferred tax assets must be identified and considered in determining the appropriate amount of the valuation allowance. Additionally, for interim periods, the estimated annual effective tax rate should include the valuation allowance for current year changes in temporary differences and losses or income arising during the year. For interim periods, the Company needs to consider the valuation allowance that it expects to recognize at the end of the fiscal year as part of the estimated annual effective tax rate. During interim quarters, the Company uses estimates including pre-tax results and ending position of temporary differences as at the end of the fiscal year to estimate the valuation allowance that it expects to recognize at the end of the fiscal year. This accounting treatment has no effect on the Company’s actual ability to utilize deferred tax assets to reduce future cash tax payments. Different judgments could yield different results. See “Results of Operations - Fiscal year ended February 28, 2022 compared to fiscal year ended February 28, 2021 - Income Taxes” and “Results of Operations - Three months ended February 28, 2022 compared to three months ended February 28, 2021 - Income Taxes”.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2022 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2022, approximately 37% of cash and cash equivalents, 23% of accounts receivables and 30% of accounts payable were denominated in foreign currencies (February 28, 2021 – 20%, 25% and 34%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at February 28, 2022 or February 28, 2021 (after hedging activities), the impact to the Company would be immaterial.
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

Interest Rate
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued Debentures with a fixed interest rate as described in Note 6 to the Consolidated Financial Statements. The fair value of the 1.75% Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the 1.75% Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the 1.75% Debentures.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at February 28, 2022 was $4 million (February 28, 2021 - $10 million). There was no customer that comprised more than 10% of accounts receivable as at February 28, 2022 (February 28, 2021 - one customer that comprised more than 10%). During fiscal 2022, the percentage of the Company’s receivable balance that was past due decreased by 4.5% compared to the fourth quarter of fiscal 2021. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distributor partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 11% of the Company’s revenue in fiscal 2022 (fiscal 2021 - one customer that comprised 22%).
Market values are determined for each individual security in the investment portfolio. The Company assesses declines in the value of individual investments for impairment. The Company makes this assessment by considering available evidence including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition, the near-term prospects of the individual investment and the Company’s ability and intent to hold the debt securities to maturity. During fiscal 2022, the Company recorded nil in impairment charges related to non-marketable equity investments without readily determinable fair value (fiscal 2021 - nil and fiscal 2020 - $3 million).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
		Page No.
Report of Independent Registered Public Accounting Firm	(PCAOB ID 271)	63

Report of Independent Registered Public Accounting Firm	(PCAOB ID 1263)	66

Consolidated Balance Sheets
For the Years Ended February 28, 2022 and February 28, 2021		67

Consolidated Statements of Shareholders’ Equity
For the Years Ended February 28, 2022, February 28, 2021 and February 29, 2020		68

Consolidated Statements of Operations
For the Years Ended February 28, 2022, February 28, 2021 and February 29, 2020		69

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended February 28, 2022, February 28, 2021 and February 29, 2020		70

Consolidated Statements of Cash Flows
For the Years Ended February 28, 2022, February 28, 2021 and February 29, 2020		71

Notes to the Consolidated Financial Statements		72

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of BlackBerry Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BlackBerry Limited and its subsidiaries (together, the Company) as of February 28, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the allowance for credit losses as of March 1, 2020.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Goodwill impairment test for the selected reporting units using the income approach
As described in Notes 1, 3 and 4 to the consolidated financial statements, the Company’s goodwill balance was $844 million as of February 28, 2022. A significant portion of the goodwill balance related to certain reporting units for which the income approach was used as the primary basis for determining fair value (the Selected Reporting Units). Management conducts a goodwill impairment test as of December 31 of each year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test is performed in one step by comparing the fair value of a reporting unit to its carrying value, including goodwill. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. The estimated fair values of reporting units were determined utilizing multiple valuation techniques, which included the income approach using a discounted future cash flow model, market-based approaches, and the asset value approach. Estimating the fair values of reporting units using discounted future cash flow models requires significant judgment by management, including estimation of future cash flows, which is dependent on estimation of the long-term rates of revenue growth, terminal growth rates, profitability measures, and determination of the discount rates. Based on the result of the annual impairment test, management’s estimates indicated the fair values of all the reporting units substantially exceeded their carrying values and no goodwill impairment charge needed to be recorded.
The principal considerations for our determination that performing procedures relating to the goodwill impairment test for the Selected Reporting Units using the income approach is a critical audit matter are (i) the significant judgment by management when determining the fair values of the Selected Reporting Units using the income approach; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to long-term rates of revenue growth, terminal growth rates, profitability measures, and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the determination of the fair values of the Company’s reporting units. These procedures over the determination of the fair values of the Selected Reporting Units also included, among others, (i) testing management’s process for determining the fair values; (ii) testing the completeness and accuracy of underlying data used in the discounted future cash flow models; (iii) evaluating the appropriateness of the discounted future cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to long-term rates of revenue growth, terminal growth rates, profitability measures and the discount rates. Evaluating management’s assumptions related to long-term rates of revenue growth and profitability measures involved assessing whether the assumptions used by management were reasonable considering consistency with (i) current and past performance of the Selected

Reporting Units; (ii) external market and industry data; and (iii) evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the (i) appropriateness of the Company’s discounted future cash flow models; and (ii) reasonableness of the discount rates and terminal growth rates.
Revenue recognition – Intellectual property licensing
As described in Notes 1 and 12 to the consolidated financial statements, $63 million of the Company’s total revenues for the year ended February 28, 2022 was generated from Licensing and Other, which includes revenue from intellectual property licensing arrangements. Management examines intellectual property agreements on a case-by-case basis to determine whether they contain distinct performance obligations with standalone functionality and whether the Company is the principal or agent in the transaction. As disclosed by management, significant judgment is applied in assessing contractual terms which could impact the timing and amount of revenue recognition.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the assessment of contractual terms in the intellectual property agreements which impact the timing and amount of revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of contractual terms by examining intellectual property agreements on a sample basis; and (ii) testing management's process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the intellectual property agreements on a sample basis.
/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
April 1, 2022
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BlackBerry Limited
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated financial statements of BlackBerry Limited (the “Company”) as of February 29, 2020, comprised of the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended February 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended February 29, 2020, in conformity with United States generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Ernst & Young LLP
Chartered Professional Accountants

We served as the Company's auditor from 1997 to 2020.

Waterloo, Canada
April 6, 2020, except for note 12 which is as of April 1, 2022

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions)
Consolidated Balance Sheets

	As at
	February 28, 2022	February 28, 2021
Assets
Current
Cash and cash equivalents (note 3)	$378	$214
Short-term investments (note 3)	334	525
Accounts receivable, net of allowance of $4 and $10, respectively (note 4)	138	182
Other receivables (note 4)	25	25
Income taxes receivable	9	10
Other current assets (note 4)	159	50
	1,043	1,006
Restricted cash equivalents and restricted short-term investments (note 3)	28	28
Long-term investments (note 3)	30	37
Other long-term assets (note 4)	9	16
Operating lease right-of-use assets, net (note 11)	50	63
Property, plant and equipment, net (note 4)	41	48
Goodwill (note 4)	844	849
Intangible assets, net (note 4)	522	771
	$2,567	$2,818
Liabilities
Current
Accounts payable	$22	$20
Accrued liabilities (note 4)	157	178
Income taxes payable (note 5)	11	6
Deferred revenue, current (note 12)	207	225
	397	429
Deferred revenue, non-current (note 12)	37	69
Operating lease liabilities (note 11)	66	90
Other long-term liabilities	4	6
Long-term debentures (note 6)	507	720
	1,011	1,314
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 576,227,898 voting common shares (February 28, 2021 - 565,505,328)	2,869	2,823
Deficit	(1,294)	(1,306)
Accumulated other comprehensive loss (note 9)	(19)	(13)
	1,556	1,504
	$2,567	$2,818
See notes to consolidated financial statements.
On behalf of the Board:

John S. Chen	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Shareholders’ Equity

	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as at February 28, 2019	$2,688	$(32)	$(20)	$2,636
Net loss	—	(152)	—	(152)
Other comprehensive loss	—	—	(13)	(13)
Cumulative impact of adoption of ASC 842	—	(14)	—	(14)
Stock-based compensation (note 7)	63	—	—	63
Shares issued:
Exercise of stock options (note 7)	3	—	—	3
Employee share purchase plan (note 7)	6	—	—	6
Balance as at February 29, 2020	2,760	(198)	(33)	2,529
Net loss	—	(1,104)	—	(1,104)
Other comprehensive income	—	—	20	20
Cumulative impact of adoption of ASC 326	—	(4)	—	(4)
Stock-based compensation (note 7)	44	—	—	44
Shares issued:
Exercise of stock options (note 7)	12	—	—	12
Employee share purchase plan (note 7)	7	—	—	7
Balance as at February 28, 2021	2,823	(1,306)	(13)	1,504
Net income	—	12	—	12
Other comprehensive loss	—	—	(6)	(6)
Stock-based compensation (note 7)	36	—	—	36
Shares issued:
Exercise of stock options (note 7)	3	—	—	3
Employee share purchase plan (note 7)	7	—	—	7
Balance as at February 28, 2022	$2,869	$(1,294)	$(19)	$1,556
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data)
Consolidated Statements of Operations

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Revenue (note 12)	$718	$893	$1,040
Cost of sales	251	250	277
Gross margin	467	643	763

Operating expenses
Research and development	219	215	259
Selling, marketing and administration	297	344	493
Amortization	165	182	194
Impairment of goodwill (note 3)	—	594	22
Impairment of long-lived assets (note 3)	—	43	10
Debentures fair value adjustment (note 6)	(212)	372	(66)
	469	1,750	912
Operating loss	(2)	(1,107)	(149)
Investment income (loss), net (note 3 and note 6)	21	(6)	1
Income (loss) before income taxes	19	(1,113)	(148)
Provision for (recovery of) income taxes (note 5)	7	(9)	4
Net income (loss)	$12	$(1,104)	$(152)
Earnings (loss) per share (note 8)
Basic	$0.02	$(1.97)	$(0.27)
Diluted	$(0.31)	$(1.97)	$(0.32)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Net income (loss)	$12	$(1,104)	$(152)
Other comprehensive income (loss)
Net change in unrealized losses on available-for-sale investments (note 9)	—	—	(2)
Net change in fair value and amounts reclassified to net income (loss) from derivatives designated as cash flow hedges during the year (note 9)	(1)	2	(1)
Foreign currency translation adjustment	(6)	5	(3)
Net change in fair value from instrument-specific credit risk on the Debentures during the year (note 6)	1	13	(7)
Other comprehensive income (loss)	(6)	20	(13)
Comprehensive income (loss)	$6	$(1,084)	$(165)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Cash Flows

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Cash flows from operating activities
Net income (loss)	$12	$(1,104)	$(152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	176	198	212
Stock-based compensation	36	44	63
Gain on sale of investment (note 3)	(22)	—	—
Impairment of goodwill (note 3)	—	594	22
Impairment of long-lived assets (note 3)	—	43	10
Non-cash consideration received from contracts with customers	—	—	(8)
Debentures fair value adjustment (note 6)	(212)	372	(66)
Operating leases	(16)	(4)	(9)
Other	(3)	(5)	12
Net changes in working capital items
Accounts receivable, net of allowance	44	29	18
Other receivables	—	(11)	5
Income taxes receivable	1	(4)	3
Other assets	15	55	(35)
Accounts payable	2	(11)	(17)
Accrued liabilities	(16)	(20)	(15)
Income taxes payable	5	(15)	1
Deferred revenue	(50)	(79)	(18)
Net cash provided by (used in) operating activities	(28)	82	26
Cash flows from investing activities
Acquisition of long-term investments	(1)	(5)	(1)
Proceeds on sale, maturity or distribution from long-term investments	35	—	19
Acquisition of property, plant and equipment	(8)	(8)	(12)
Acquisition of intangible assets	(31)	(36)	(32)
Business acquisitions, net of cash acquired	—	—	1
Acquisition of short-term investments	(916)	(1,039)	(1,180)
Acquisition of restricted short-term investments	—	(24)	—
Proceeds on sale or maturity of restricted short-term investments	24	—	—
Proceeds on sale or maturity of short-term investments	1,104	1,047	1,017
Net cash provided by (used in) investing activities	207	(65)	(188)
Cash flows from financing activities
Issuance of common shares	10	19	9
Payment of finance lease liability	—	(1)	(2)
Repurchase of 3.75% Debentures	—	(610)	—
Issuance of 1.75% Debentures	—	365	—
Net cash provided by (used in) financing activities	10	(227)	7
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1)	2	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	188	(208)	(156)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	218	426	582
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$406	$218	$426
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
In the first quarter of fiscal 2022, the Chief Operating Decision Maker (“CODM”), who is the Executive Chair and Chief Executive Officer (“CEO”) of the Company, began making decisions and assessing the performance of the Company using three operating segments, whereas the CODM previously made decisions and assessed the performance of the Company as a single operating segment. As a result of the internal reporting reorganization, the Company is now organized and managed as three reportable operating segments: Cybersecurity, IoT (collectively, “Software & Services”), and Licensing and Other, as further discussed in Note 12.
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
As of the date of issuance of the financial statements, the Company is not aware of any additional events or circumstances which would require it to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
Accounting Policies and Critical Accounting Estimates
Use of estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to revenue-related estimates including variable consideration, standalone selling price (“SSP”), estimated customer life, if control of licenses to intellectual property has transferred, the value of non-cash consideration, right of return and customer incentive commitments, fair value of reporting units in relation to actual or potential goodwill impairment, fair value of the Debentures (as defined in Note 6), fair value of share-based liability award, fair value of long-lived assets in relation to actual or potential impairment, the Company’s long-lived asset groupings, useful lives of property, plant and equipment and intangible assets, provision for income taxes, realization of deferred income tax assets and the related components of the valuation allowance, allowance for credit losses, incremental borrowing rate in determining the present value of lease liabilities and the determination of reserves for various litigation claims. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, February 28, 2022.

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
On March 1, 2020, the Company adopted ASC 326 using the modified retrospective method. The accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for credit losses. The Company expects the majority of its accounts receivable balances to continue to come from large customers as it sells the majority of its software products and services through resellers and other distribution partners, rather than directly. The Company establishes current expected credit losses (“CECL”) for pools of assets with similar risk characteristics by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company records a specific credit loss provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers change, the Company’s estimates of the recoverability of accounts receivable balances could be further adjusted
For the year prior to adoption of ASC 326, the accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects estimates of probable losses in the accounts receivable balance. The Company expected the majority of its accounts receivable balances to continue to come from large customers as it has sold and continues to sell, the majority of its software products and services through resellers and other distribution partners, rather than directly. The Company evaluated the collectability of its accounts receivable balance based upon a combination of factors on a periodic basis such as specific credit risk of its customers, historical trends and economic circumstances. The Company, in the normal course of business, monitored the financial condition of its customers and reviewed the credit history of each new customer. When the Company became aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company recorded a specific bad debt provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers changed, the Company’s estimates of the recoverability of accounts receivable balances may have been further adjusted.
Investments
The Company’s cash equivalents and investments, other than publicly issued equity securities and non-marketable equity investments without readily determinable fair value, consist of money market and other debt securities, which are classified as available-for-sale for accounting purposes and are carried at fair value. Unrealized gains and losses, net of

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

related income taxes, are recorded in AOCL until such investments mature or are sold. The Company uses the specific identification method of determining the cost basis in computing realized gains or losses on available-for-sale investments, which are recorded in investment income. The Company does not exercise significant influence with respect to any of these investments. Publicly issued equity securities are recorded at fair value and revalued at each reporting period with changes in fair value recorded through investment income. The Company elects to record non-marketable equity investments without readily determinable fair value at cost minus impairment, and adjusted for any changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company reassesses each reporting period that its non-marketable equity investments without readily determinable fair value continue to qualify for this treatment.
Investments with maturities at the time of purchase of three months or less are classified as cash equivalents. Investments with maturities of one year or less (but which are not cash equivalents), public equity investments and any investments that the Company intends to hold for less than one year are classified as short-term investments. Investments with maturities in excess of one year, non-marketable equity investments without readily determinable fair value and investments that the Company does not intend to sell are classified as long-term investments.
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
Property, plant and equipment, net
Property, plant and equipment are stated at cost, less accumulated amortization. Amortization is provided using the following rates and methods:

Leasehold improvements and other	Straight-line over terms between 5 and 15 years
BlackBerry operations and other information technology	Straight-line over terms between 3 and 5 years
Manufacturing, repair and research and development equipment	Straight-line over terms between 1 and 5 years
Furniture and fixtures	Declining balance at 30% per annum
For amortization on ROU assets, see the Company’s accounting policy on leases below and Note 11 for the remaining lease terms of leases.
Leases
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
The Company has building, car and data center lease agreements with lease and non-lease components that are accounted for separately. For lease terms of 12 months or less on the commencement date, the Company does not apply the Accounting Standards Codification 842 recognition requirements and recognizes the lease payments as lease cost on a straight-line basis over the lease term.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

See Note 11 for additional information related to the Company’s leases.
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
On March 1, 2020, the Company adopted Accounting Standards Update 2017-04 on the topic of Intangibles - Goodwill and Other (ASC 350) (“ASU 2017-40”). ASU 2017-04 simplifies the subsequent measurement of goodwill, enabling the Company to carry out its goodwill impairment test in one step, instead of two steps. In the test, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach using a discounted future cash flow model, market-based approaches, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results. Events and circumstances resulted in an additional goodwill impairment test being conducted as at May 31, 2020, in addition to the Company’s annual impairment test; see Note 3.
Prior to the adoption of ASU 2017-04, the Company’s annual impairment test was carried out in two steps. In the first step, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach, discounted future cash flows, market-based approaches, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of revenue growth for our reporting units, estimation of the useful life over which cash flows will occur, terminal growth rate, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeded its fair value, goodwill of the reporting unit was considered to be impaired and the second step was necessary. Different judgments could have yielded different results. In fiscal 2020, the Company disaggregated one reporting unit and goodwill was assigned to the disaggregated reporting units based upon the relative fair value allocation approach.
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
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Intangible assets
Intangible assets with definite lives are stated at cost, less accumulated amortization. Amortization is provided on a straight-line basis over the following terms:

Acquired technology	Between 3 and 10 years
Intellectual property	Between 1 and 20 years
Other acquired intangibles	Between 2 and 10 years
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
Convertible debentures
The Company elected to measure its outstanding convertible debentures (collectively, the “Debentures”, as defined in Note 6) at fair value in accordance with the fair value option. Each period, the fair value of the Debentures is recalculated and resulting gains and losses from the change in fair value of the Debentures associated with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in AOCL.
1.75% Debentures
The fair value of the 1.75% Debentures (as defined in Note 6) has been determined using the significant inputs of principal value, interest rate spreads and curves, any observable trades of the Debentures that occurred during the period, the market price and volatility of the Company’s listed common shares, and the significant Level 3 inputs related to credit spread and the implied discount of the 1.75% Debentures at issuance.
3.75% Debentures
The fair value of the 3.75% Debentures (as defined in Note 6) was determined using the significant inputs of principal value, interest rate spreads and curves, embedded call option prices, observable trades of the Debentures, the market price and volatility of the Company’s listed common shares and the Company’s implicit credit spread.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Nature of products and services
The Company is organized and managed as three operating segments. The Company has multiple products and services from which it derives revenue, which are structured in three groups: Cybersecurity, IoT and Licensing and Other.
Cybersecurity
Cybersecurity includes revenue from the Company’s BlackBerry Spark® software platform, BlackBerry® AtHoc®, BlackBerry® Alert, BlackBerry® SecuSUITE® and BlackBerry Messenger (BBM®) Enterprise. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
BlackBerry Spark
The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry® Cyber Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suite, offering the Company’s broadest range of tailored cybersecurity and endpoint management options.
The BlackBerry Spark Cyber Suite includes revenue from the Company’s Cylance® artificial intelligence and machine learning-based platform consisting of BlackBerry® Protect, BlackBerry® Optics, BlackBerry® Persona, BlackBerry® Gateway, BlackBerry® Guard managed services and other cybersecurity applications. The Company generates software license revenue from term subscription products, which includes technical support, and any updates and upgrades. The BlackBerry Cyber Suite natively integrates with BlackBerry® UEM and also works with UEM solutions from other vendors.
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
BlackBerry AtHoc and BlackBerry Alert
BlackBerry AtHoc and BlackBerry Alert generate revenue from networked critical event management solutions through term subscriptions which include technical support and associated professional services. The Company recognizes the license revenue over the term of the contract beginning on the commencement date of each contract, the date that services are made available to customers.
BlackBerry SecuSUITE
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
IoT
IoT consists of BlackBerry Technology Solutions and BlackBerry IVY™. BlackBerry Technology Solutions includes revenue from BlackBerry® QNX®, BlackBerry Certicom®, BlackBerry Radar® and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
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
The Company examines intellectual property agreements on a case-by-case basis to determine whether the intellectual property contains distinct performance obligations with standalone functionality and whether the Company is the principal or agent in the transaction. Significant judgment is applied in assessing contractual terms which could impact the timing and amount of revenue recognition. Revenue from patent licensing agreements is often recognized for the transaction price either when the license has been transferred to the customer or based upon subsequent sales by the customer in the case of sales-based royalty licenses where the license of intellectual property is the predominant item to which the royalty relates. The transaction price may include non-monetary consideration in the form of patents transferred to the Company, which is recorded at fair value as determined by a combination of market and income-based valuation approaches. As part of these agreements the Company may also recognize revenue relating to the sale and assignment of patents.
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
The Company’s BBM Consumer licensing arrangement was a multi-year agreement where the license was not previously separately identifiable from the requirement to maintain interoperability between the licensed BBM Consumer product and the BBM Enterprise product sold by the Company. During fiscal 2020, the licensed BBM Consumer product was shut down by the licensee, removing any requirement for the Company to maintain interoperability and thus all performance obligations were completed. As a result, the Company estimated the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and recognized that amount as revenue during fiscal 2020.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

In fiscal 2017 and fiscal 2018, the Company entered into multiple multi-year license agreements under which the Company licensed its security software and services suite and, in many cases, related brand assets to third parties who design, manufacture, sell and provide customer support for BlackBerry-branded and white-label handsets. Mobility license revenue for licensees whose sales exceeded contractual sales minimums was recognized when licensed products were sold as reported by the Company’s licensees. For licensees whose sales did not exceed contractual sales minimums, revenue was recognized over time, ratably over the license term based on contractual minimum amounts due to the promise to provide engineering services to the licensees.
Other includes revenue associated with the Company’s legacy SAF business, relating to subscribers utilizing the Company’s legacy BlackBerry 7 and prior operating systems, which are no longer supported or maintained by the Company as of January 4, 2022. SAF revenue was recognized over time as the monthly service was provided. In instances where the Company invoiced the SAF customer prior to performing the service, the pre-billing was recorded as deferred revenue.
See Note 12 for further information, including revenue by major product and service types.
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
Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s capitalized commissions are recorded as other current assets and other long-term assets and are recognized immediately or amortized proportionally, based on the satisfaction of the related performance obligations, and are included in selling, marketing and administration expenses. The Company has applied the practical expedient to expense sales commission as incurred if the amortization period would have been for one year or less. The practical expedient was applied to sales commissions allocated to professional services, as these contracts are generally for one year or less. See Note 12 for further information on the Company’s contract balances.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company’s reportable items of comprehensive income (loss) are the cumulative translation adjustment resulting from non-U.S. dollar functional currency subsidiaries as described under the foreign currency translation policy above, cash flow hedges as described above in derivative financial instruments, changes in the fair value of available-for-sale investments as described in Note 3, changes in fair value from instrument-specific credit risk on the Debentures as described in Note 6 and Note 9, and actuarial gains or losses associated with certain other post-employment benefit obligations. Realized gains or losses on available-for-sale investments are reclassified into investment income using the specific identification basis.
Earnings (loss) per share
Earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the fiscal year. The treasury stock method is used for the calculation of the dilutive effect of stock options. The if-converted method is used for the calculation of the dilutive effect of the Debentures.
Stock-based compensation plans
The Company has stock-based compensation plans. Awards granted under the plans are detailed in Note 7(b).
The Equity Incentive Plan (the “Equity Plan”) was adopted during fiscal 2014. The Equity Plan provides for grants of incentive stock options and restricted share units (“RSUs”) to officers and employees of the Company or its subsidiaries. RSUs may be either time-based (“TBRSUs”) or time- and performance-based (“PBRSUs”). The number of common

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

shares authorized for awards under the Equity Plan is 45,875,000 common shares. Any shares that are subject to options granted under the Equity Plan are counted against this limit as 0.625 shares for every one option granted, any shares that are subject to TBRSUs granted under the Equity Plan are counted against this limit as one share for every TBRSU, and any shares that are subject to PBRSUs granted under the Equity Plan are counted against this limit at the maximum performance attainment (which is generally 1.5 shares for every PBRSU). Awards previously granted under the Equity Plan that expire or are forfeited, or settled in cash, are added to the shares available under the Equity Plan. Options forfeited will be counted as 0.625 shares to the shares available under the Equity Plan. Shares issued as awards other than options that expire or are forfeited (i.e., RSUs), settled in cash or sold to cover withholding tax requirements are counted as one share added to the shares available under the Equity Plan. There are approximately 19 million shares in the equity pool available for future grants under the Equity Plan as at February 28, 2022.
In connection with the Cylance Inc. (“Cylance”) acquisition in fiscal 2019, the Company adopted the BlackBerry-Cylance Stock Plan (the “Cylance Stock Plan”). The Cylance Stock Plan provides for the grant of replacement awards in connection with unvested Cylance employee equity awards, all of which were canceled upon the closing of the transaction. The number of common shares authorized for awards under the Cylance Stock Plan is 9,144,176 common shares, which is equal to the amount of replacement awards granted. As at February 28, 2019, there were no shares remaining in the Cylance Stock Plan for future grants. In addition, no shares may be reissued under the Cylance Stock Plan in respect of shares that expire, are forfeited, or are settled in cash.
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
The guidance was effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The only aspect of ASU 2019-12 that impacts the Company is the removal of the exception related to intra-period tax allocation. As a result of its adoption of the new standard, the Company determines the tax attributable to continuing operations without regard to the tax effect of other items included in other comprehensive income. The Company adopted this guidance in the first quarter of fiscal 2022 and it did not have a material impact on the Company’s results of operations, financial position and disclosures.
Accounting Pronouncements Issued But Not Yet Adopted
In August 2020, the FASB issued a new accounting standard on the topic of debt with conversion and other options, ASU 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its results of operations, financial position and disclosures as the fair value option accounting model used by the Company is not impacted by this ASU and the Company already utilizes the if-converted method in its calculation of diluted earnings per share relating to the Debentures (as defined in Note 6).
In October 2021, the FASB issued a new accounting standard on the topic of business combinations, accounting for contract assets and contract liabilities from contracts with customers, ASU 2021-08. The amendment in this update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. This update requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The guidance is effective for interim and annual periods beginning after December 15, 2022 and requires entities to prospectively apply business combinations occurring on or after the effective date of the amendments. The Company will early adopt this guidance in the first quarter of fiscal 2023, and apply it prospectively to any business acquisitions subsequent to the date of adoption. Should the Company complete business acquisitions subsequent to adoption, the impact in future periods compared to current accounting standards will depend on any contract assets and contract liabilities acquired.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

In November 2021, the FASB issued a new accounting standard on the topic of government assistance, ASU 2021-10. The standard requires additional disclosures for transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The update also requires entities that omit any of the information because it is legally prohibited from being disclosed to include a statement to that effect. The guidance is effective for annual periods beginning after December 15, 2021. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its disclosures.
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
The Company’s investments largely consist of debt securities issued by major corporate and banking organizations, the provincial and federal governments of Canada, international government banking organizations and the United States Department of the Treasury and are all investment grade. The Company also holds certain public equity securities obtained through an initial public offering of a previously held non-marketable equity investment.
The Company recognizes transfers in and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurred. There were no significant transfers in or out of Level 3 assets during the years ended February 28, 2022 or February 28, 2021. The Company realized nil in gains on previously held auction rate securities classified as Level 3 assets for the years ended February 28, 2022 and February 28, 2021 (February 29, 2020 - $3 million).
For a description of how the fair values of the Debentures (as defined in Note 6) were determined, see the “Convertible debentures” accounting policies in Note 1. The 3.75% Debentures (as defined in Note 6) were classified as Level 2 and the 1.75% Debentures (as defined in Note 6) are classified as Level 3. For a description of how the fair value of the CEO Contingent Cash Award (as defined in Note 7) was determined, see the “2019 Executive Chair Incentive Grant” section of Note 7(b).

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
Goodwill Impairment
During the year ended February 28, 2022, there were no goodwill impairment charges. In its annual goodwill impairment test in the fourth quarter of fiscal 2022, the Company’s estimates indicated the fair values of all its reporting units substantially exceeded their carrying values, such carrying values were expected to be recovered, and there was no goodwill impairment. In the fourth quarter of fiscal 2022, the Company announced that it has agreed to the sale of a significant amount of patent assets to Catapult IP Innovations, Inc. (“Catapult”) subject to the satisfaction of closing conditions. The completion of the sale would accelerate the timing of estimated cash flows for the Intellectual Property reporting unit and, based upon changes in the estimates to future cash flows following the sale, could potentially result in impacts that would be material to the consolidated financial statements in relation to the fair value of the goodwill of that reporting unit.
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
Impairment of Long-Lived Assets (“LLA”)
During the year ended February 28, 2022, there were no LLA impairment charges.
During the year ended February 28, 2021, the Company recorded a non-cash, pre-tax and after-tax impairment charge of $46 million consisting of $37 million related to operating lease ROU assets for certain facilities and $9 million related to property, plant and equipment associated with those facilities. In addition, the Company also recorded a decrease to its lease liabilities of $3 million associated with certain leased facilities with an early termination option, which has been included as a partial offset in impairment of long-lived assets on the Company’s consolidated statements of operations. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.
During the year ended February 29, 2020, the Company recorded a non-cash, pre-tax and after-tax impairment charge of $10 million consisting of $8 million related to operating lease ROU assets for certain facilities that have been exited and $2 million related to property, plant and equipment associated with those facilities.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at February 28, 2022 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash Equivalents
Bank balances	$105	$—	$—	$105	$104	$—	$—	$1
Other investments	8	—	—	8	—	—	8	—
	113	—	—	113	104	—	8	1
Level 1:
Equity securities	10	—	(9)	1	—	1	—	—

Level 2:
Term deposits, certificates of deposits, and GIC's	157	—	—	157	65	65	—	27
Bankers’ acceptances/bearer deposit notes	58	—	—	58	58	—	—	—
Commercial paper	247	—	—	247	62	185	—	—
Non-U.S. promissory notes	71	—	—	71	46	25	—	—
Non-U.S. government sponsored enterprise notes	58	—	—	58	—	58	—	—
Non-U.S. treasury bills/notes	43	—	—	43	43	—	—	—
	634	—	—	634	274	333	—	27
Level 3:
Other investments	17	5	—	22	—	—	22	—
	$774	$5	$(9)	$770	$378	$334	$30	$28
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
As at February 28, 2022, the Company had non-marketable equity investments without readily determinable fair value of $30 million (February 28, 2021 - $37 million). During the fiscal year ended February 28, 2022, the Company recorded an upward adjustment to the carrying value of certain non-marketable equity investments without readily determinable fair value of $5 million resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income (loss), net on the Company’s consolidated statements of operations. The Company also received a distribution from a non-marketable equity investment without readily determinable fair value in the amount of $35 million, which for accounting purposes, consisted of a return of capital of $13 million and a realized gain of $22 million included in investment income (loss), net on the Company’s consolidated statements of operations.
During the year ended February 28, 2022, there was no impairment recognized relating to non-marketable equity investments without readily determinable fair value (February 28, 2021 - nil and February 29, 2020 - $3 million).
There were no realized gains or losses on available-for-sale securities for the year ended February 28, 2022 (February 28, 2021 and February 29, 2020 - nil).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at February 28, 2022, February 28, 2021 and February 29, 2020 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	February 28, 2022	February 28, 2021	February 29, 2020
Cash and cash equivalents	$378	$214	$377
Restricted cash and cash equivalents	28	4	49
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$406	$218	$426
The contractual maturities of available-for-sale investments as at February 28, 2022 and February 28, 2021 were as follows:

	As at
	February 28, 2022		February 28, 2021
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$634	$634	$599	$599
No fixed maturity	10	1	10	3
	$644	$635	$609	$602
As at February 28, 2022 and February 28, 2021, the Company had no available-for-sale debt securities with continuous unrealized losses.
4. CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at February 28, 2022 was $4 million (February 28, 2021 - $10 million).
The Company recognizes current estimated credit losses (“CECL”) for accounts receivable. The CECL for accounts receivable are estimated based on days past due and region for each customer in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics that operate under similar economic environments. The Company determined the CECL by estimating historical credit loss experience based on the past due status and region of the customers, adjusted as appropriate to reflect current conditions and estimates of future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company also has long-term accounts receivable included in Other Long-term Assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure of default is represented by the assets’ amortized carrying amount at the reporting date.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table sets forth the activity in the Company’s allowance for credit losses:

For the Year Ended
February 28, 2022
Beginning balance as of February 29, 2020	$9
Impact of adopting ASC 326	4
Prior period recovery for expected credit losses	(3)
Ending balance of the allowance for credit loss as at February 28, 2021	10
Current period recovery for expected credit losses	(2)
Write-offs charged against the allowance	$(4)
Ending balance of the allowance for credit loss as at February 28, 2022	$4
The allowance for credit losses as at February 28, 2022 consists of $2 million (February 28, 2021 - $3 million) relating to CECL estimated based on days past due and region and $2 million (February 28, 2021 - $7 million) relating to specific customers that were evaluated separately.
There was no customer that comprised more than 10% of accounts receivable as at February 28, 2022 (February 28, 2021 - one customer comprised more than 10%).
Other Receivables
As at February 28, 2022 and February 28, 2021, other receivables included items such as receivables from Hardest-Hit Business Recovery Program (“HHBRP”) and intellectual property licensing receivable, among other items, none of which were greater than 5% of the current assets balance in any of the periods presented.
Other Current Assets
Other current assets comprised the following:

	As at
	February 28, 2022	February 28, 2021
Intellectual property	$118	$—
Other	41	50
	$159	$50
On January 29, 2022, the Company entered into a patent sale agreement with Catapult, pursuant to which the Company has agreed to sell substantially all of its non-core patent assets to Catapult for total transaction price of $600 million. Patents that are essential to the Company’s current core business operations are excluded from the transaction. The Company will receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. Completion of the revenue transaction is subject to the satisfaction of closing conditions. For the year ended February 28, 2022, the Company reclassified $118 million of intellectual property that will be sold under this revenue arrangement as other current assets on the Company’s consolidated balance sheets relating to the patent sale agreement.
Other current assets also included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in any of the periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	February 28, 2022	February 28, 2021
Cost
BlackBerry operations and other information technology	$92	$110
Leasehold improvements and other	53	67
Furniture and fixtures	10	10
Manufacturing, repair and research and development equipment	1	72
	156	259
Accumulated amortization	115	211
Net book value	$41	$48
For the year ended February 28, 2022, amortization expense related to property, plant and equipment amounted to $15 million (February 28, 2021 - $21 million; February 29, 2020 - $24 million).
Intangible Assets, Net
Intangible assets comprised the following:

	As at February 28, 2022
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$776	$247
Other acquired intangibles	494	283	211
Intellectual property	117	53	64
	$1,634	$1,112	$522

	As at February 28, 2021
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$712	$311
Other acquired intangibles	494	233	261
Intellectual property	498	299	199
	$2,015	$1,244	$771
For the year ended February 28, 2022, amortization expense related to intangible assets amounted to $161 million (February 28, 2021 - $177 million; February 29, 2020 - $188 million).
Total additions to intangible assets in fiscal 2022 amounted to $31 million (fiscal 2021 - $36 million). During fiscal 2022, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at February 28, 2022, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each of the succeeding years is expected to be as follows: fiscal 2023 - $99 million; fiscal 2024 - $94 million; fiscal 2025 - $90 million; fiscal 2026 - $85 million; and fiscal 2027 - $79 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The weighted average remaining useful lives of the intangible assets are as follows:

As at
	February 28, 2022	February 28, 2021
Acquired technology	5.1 years	5.9 years
Other acquired intangibles	5.7 years	6.4 years
Intellectual property	7.5 years	6.4 years
Goodwill
Changes to the carrying amount of goodwill during the fiscal years ended February 28, 2022, February 28, 2021 and February 29, 2020 were as follows:

Carrying Amount
Carrying amount as at February 28, 2019	$1,463
Measurement period adjustment (1)	(2)
Goodwill impairment charge (note 3)	(22)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(2)
Carrying amount as at February 29, 2020	1,437
Goodwill impairment charge (note 3)	(594)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6
Carrying amount as at February 28, 2021	849
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(5)
Carrying amount as at February 28, 2022	$844
______________________________
(1)    The Company recorded a measurement period adjustment of $2 million in selling, general and administration expenses during the fiscal year ended February 29, 2020 related to the Cylance acquisition, as the amount would have been recognized in the prior fiscal year, if the adjustment to the provisional amounts had been recognized as of the acquisition date on February 21, 2019.
Other Long-term Assets
As at February 28, 2022 and February 28, 2021, other long-term assets included long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.
Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	February 28, 2022	February 28, 2021
Accrued royalties	$20	$20
Operating lease liabilities, current (note 11)	28	33
Other	109	125
	$157	$178
Other accrued liabilities include variable incentive accrual, accrued director fees, accrued vendor liabilities, accrued carrier liabilities and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

5.    INCOME TAXES
The difference between the amount of the provision for (recovery of) income taxes and the amount computed by multiplying income (loss) before income taxes by the statutory Canadian tax rate is reconciled as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Statutory Canadian tax rate	26.5%	26.5%	26.5%
Expected provision for (recovery of) income taxes	$5	$(295)	$(39)
Differences in income taxes resulting from:
Valuation allowance	(9)	205	41
Investment tax credits	7	(41)	(10)
Change in unrecognized income tax benefits	(2)	(48)	(12)
Foreign tax rate differences	3	3	3
Non-deductible permanent differences	3	13	15
Goodwill impairment	—	158	6
Other differences	—	(4)	1
Withholding tax on unremitted earnings	—	—	(1)
	$7	$(9)	$4

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Income (loss) before income taxes:
Canadian	$133	$(383)	$15
Foreign	(114)	(730)	(163)
	$19	$(1,113)	$(148)

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The provision for (recovery of) income taxes consists of the following:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Current
Canadian	$(1)	$(2)	$2
Foreign	8	(7)	3
Deferred
Foreign	—	—	(1)
	$7	$(9)	$4
Deferred income tax assets and liabilities consist of the following temporary differences:

	As at
	February 28, 2022	February 28, 2021
Assets
Property, plant, equipment and intangibles assets	$262	$240
Non-deductible reserves	44	59
Minimum taxes	207	206
Debentures (note 6)	37	94
Research and development	379	390
Tax loss carryforwards	441	414
Other	104	82
Deferred income tax assets	1,474	1,485

Valuation allowance	1,367	1,360
Deferred income tax assets net of valuation allowance	107	125

Liabilities
Property, plant, equipment and intangibles assets	(107)	(125)
Deferred income tax liabilities	(107)	(125)
Net deferred income tax asset (liability)	$—	$—
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
In evaluating the need for a valuation allowance, the Company noted that there had been three years of cumulative losses, including fiscal 2022. In fiscal 2022, the Company saw an increase in the deferred tax valuation allowance of $7 million (February 28, 2021 - increase of $137 million). As a result, the deferred tax valuation allowance had an ending balance of $1,367 million (February 28, 2021 - $1,360 million). This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The Company’s total unrecognized income tax benefits as at February 28, 2022 and February 28, 2021 were $20 million and $24 million, respectively. A reconciliation of the beginning and ending amount of unrecognized income tax benefits that, if recognized, would affect the Company’s effective income tax rate is as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Unrecognized income tax benefits, opening balance	$24	$72	$84
Increase for income tax positions of prior years	—	—	2
Increase for income tax positions of current year	—	2	1
Settlement of tax positions	(4)	(50)	(15)
Unrecognized income tax benefits, ending balance	$20	$24	$72
As at February 28, 2022, $20 million of the unrecognized tax benefits have been netted against deferred income taxes and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
A summary of open tax years by major jurisdiction is presented below:

Jurisdiction
Canada (1)	Fiscal 2016 - 2022
United States (2)	Fiscal 2019 - 2022
United Kingdom	Fiscal 2021 - 2022
______________________________
(1)    Includes federal as well as provincial jurisdictions, as applicable.
(2)     Pertains to federal tax years. Certain state jurisdictions remain open from fiscal 2018 through fiscal 2022.
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
The Company recognizes interest and penalties related to unrecognized income tax benefits as interest expense that is netted and reported within investment income, net. The amount of interest accrued as at February 28, 2022 was approximately $3 million (February 28, 2021 - approximately $3 million). The amount of penalties accrued as at February 28, 2022 was nil (February 28, 2021 - nil).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

As at February 28, 2022, the Company has the following net operating loss carryforwards and tax credits, which are scheduled to expire in the following years:

Year of Expiry	Net Operating Losses	Research and Development Tax Credits (1)	Minimum Taxes
2029	$10	$—	$1
2030	—	—	109
2031	1	12	72
2032	28	1	22
2033	88	133	—
2034	96	124	—
2035	92	52	3
2036	355	40	—
2037	492	23	—
2038	199	17	—
2039	13	14	—
2040	—	13	—
2041	—	8	—
2042	12	8	—
Indefinite	321	21	—
	$1,707	$466	$207
______________________________
(1)    Includes federal, provincial and state balances.
6.    DEBENTURES
1.75% Convertible Debentures
On September 1, 2020, Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited (“Fairfax”), and another institutional investor invested in the Company through a $365 million private placement of new debentures (the “1.75% Debentures”), which replaced $605 million of debentures issued in a private placement on September 7, 2016 (the “3.75% Debentures”) as described below (collectively, the “Debentures”).
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
The Company originally determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 6.58% as of February 28, 2022. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.

The following table summarizes the change in fair value of the 1.75% Debentures for the fiscal year ended February 28, 2022, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
February 28, 2022
Balance as at Principal received as of September 1, 2020	$365
Change in fair value of the Debentures	355
Balance as at February 28, 2021	720
Change in fair value of the Debentures	(213)
Balance as at February 28, 2022	$507
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $142 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the years ended February 28, 2022, February 28, 2021 and February 29, 2020:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$212	$(347)	$—
Income (charge) associated with the change in fair value from instrument-specific credit components recorded in AOCL	1	(8)	—
Total decrease (increase) in the fair value of the 1.75% Debentures	$213	$(355)	$—
For the year ended February 28, 2022, the Company recorded interest expense related to the Debentures of $6 million, which has been included in investment income (loss), net on the Company’s consolidated statements of operations (fiscal 2021 - $15 million; fiscal 2020 - $23 million). The Company is required to make quarterly interest-only payments of approximately $2 million during the remaining term the 1.75% Debentures are outstanding.
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
The following table shows the impact of the changes in fair value of the 3.75% Debentures for the years ended February 28, 2022, February 28, 2021 and February 29, 2020:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$—	$(19)	$66
Income (charge) associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	15	(7)
Realized charges associated with the change in fair value from credit components recorded in the consolidated statements of operations on redemption	—	(6)	—
Realized charges associated with the change in fair value from credit components released from AOCL on redemption	—	6	—
Total decrease (increase) in the fair value of the 3.75% Debentures	$—	$(4)	$59

7.    CAPITAL STOCK
(a)Capital Stock
The Company is authorized to issue an unlimited number of voting common shares, an unlimited number of non-voting, redeemable, retractable Class A common shares and an unlimited number of non-voting, cumulative, redeemable, retractable preferred shares. As at February 28, 2022 and February 28, 2021, there were no Class A common shares or preferred shares outstanding.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following details the changes in issued and outstanding common shares for the years ended February 28, 2022, February 28, 2021 and February 29, 2020:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2019	547,358	$2,688
Exercise of stock options	1,189	3
Common shares issued for restricted share unit settlements	3,361	—
Stock-based compensation	—	63
Common shares issued related to Exchange Shares	1,380	—
Common shares issued for employee share purchase plan	911	6
Common shares outstanding as at February 29, 2020	554,199	2,760
Exercise of stock options	3,072	12
Common shares issued for restricted share unit settlements	5,330	—
Stock-based compensation	—	44
Common shares issued related to Exchange Shares	1,380	—
Common shares issued for employee share purchase plan	1,524	7
Common shares outstanding as at February 28, 2021	565,505	2,823
Exercise of stock options	555	3
Common shares issued for restricted share unit settlements	8,011	—
Stock-based compensation	—	36
Common shares issued related to Exchange Shares	1,422	—
Common shares issued for employee share purchase plan	735	7
Common shares outstanding as at February 28, 2022	576,228	$2,869
Common shares (the “Exchange Shares”) were issued in connection with the Cylance acquisition, which was completed on February 21, 2019. In lieu of cash, a portion of the consideration owed to certain Cylance shareholders was paid in equal installments of Exchange Shares on the first three anniversary dates of the closing.
The Company had 576 million voting common shares outstanding, 1 million options to purchase voting common shares, 15 million RSUs and 2 million DSUs outstanding as at March 29, 2022. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6.
(b)Stock-based Compensation
Stock options
The Company recorded a charge to income and a credit to paid-in capital of approximately $2 million in fiscal 2022 (fiscal 2021 - $6 million; fiscal 2020 - $5 million) in relation to stock option-based compensation expense.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

A summary of option activity for fiscal 2022 is shown below:

	Options Outstanding
	Number (000’s)	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)
Balance as at February 28, 2021	1,583	$4.92
Exercised during the year	(555)	4.60
Forfeited/canceled/expired during the year	(300)	6.07
Balance as at February 28, 2022	728	$4.70	5.78	$2
Vested and expected to vest as at February 28, 2022	718	$4.68	5.77	$2
Exercisable as at February 28, 2022	669	$4.55	5.70	$2
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all in-the-money options had been exercised on February 28, 2022. The intrinsic value of stock options exercised during fiscal 2022, calculated using the average market price during the year, was approximately $5.35 per share (February 28, 2021 - $2.22; February 29, 2020 - $4.30).
A summary of unvested stock options since February 28, 2022 is shown below:

	Options Outstanding
	Number (000’s)	Weighted Average Grant Date Fair Value
Balance as at February 28, 2021	548	$4.50
Vested during the year	(285)	4.67
Forfeited during the year	(204)	4.33
Balance as at February 28, 2022	59	$4.26
As at February 28, 2022, there was a nominal amount of unrecognized stock-based compensation expense related to unvested stock options that will be expensed over the vesting period, which was approximately 0.27 years on a weighted average basis. The total fair value of stock options vested during the year ended February 28, 2022 amounted to $1 million (February 28, 2021 - $6 million; February 29, 2020 - $25 million).
Cash received from the stock options exercised for the year ended February 28, 2022 amounted to $3 million (February 28, 2021 - $12 million; February 29, 2020 - $3 million). There were no tax deficiencies incurred by the Company related to stock options exercised as at February 28, 2022 (February 28, 2021 - tax deficiency of nil; February 29, 2020 - tax deficiency of nil).
During the year ended February 28, 2022, there were no stock options granted (February 28, 2021 - nil; February 29, 2020 - nil).
Restricted share units
The Company recorded compensation expense with respect to RSUs of approximately $35 million in the year ended February 28, 2022 (February 28, 2021 - $38 million; February 29, 2020 - $57 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

A summary of RSU activity during fiscal 2022 is shown below:

	RSUs Outstanding
	Number (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)
Balance as at February 28, 2021	22,075	$7.88
Granted during the year	6,196	9.72
Vested during the year	(8,011)	8.63
Forfeited/cancelled during the year	(4,642)	6.01
Balance as at February 28, 2022	15,618	$8.79	1.62	$107
Expected to vest February 28, 2022	13,324	$8.54	1.63	$92
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate closing share price of the Company’s common shares on February 28, 2022 that would have been received by RSU holders if all RSUs had been vested on February 28, 2022).
Tax deficiencies incurred by the Company related to the RSUs vested were nil for the year ended February 28, 2022 (February 28, 2021 - tax deficiency of nil; February 29, 2020 - tax deficiency of nil).
As at February 28, 2022, there was $73 million of unrecognized compensation expense related to RSUs that will be expensed over the vesting period, which, on a weighted average basis, results in a period of approximately 1.62 years.
During the year ended February 28, 2022, there were 6,195,827 RSUs granted (February 28, 2021 - 8,620,551), all of which will be settled upon vesting by the issuance of new common shares.
During the year ended February 28, 2022, the weighted average fair value for RSUs granted was $9.72 (February 28, 2021 - $5.54; February 29, 2020 - $7.19). During the year ended February 28, 2022, the fair value of RSUs that vested was $69 million (February 28, 2021 - $44 million; February 29, 2020 - $33 million).
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
As at February 28, 2022, there were 666,432 common shares subject to Inducement Awards outstanding. The Company recorded a recovery to compensation expense with respect to the Inducement Awards of approximately $1 million for the year ended February 28, 2022 (February 28, 2021 - expense of $1 million; February 29, 2020 - expense of $3 million).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Contingent cash award
The contingent cash award consists of a cash amount of $90 million that becomes payable should the 10-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange reach $30 (“CEO Contingent Cash Award”). As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award, the fair value of which is determined at each reporting period end utilizing an option pricing model using Level 2 inputs and the associated compensation expense for the reporting period recorded. If unearned, the contingent cash award will terminate on November 3, 2023. The Company recorded a recovery to compensation expense with respect to the contingent cash award of approximately $6 million for the year ended February 28, 2022 (February 28, 2021 - expense of $8 million; February 29, 2020 - expense of $1 million). The liability recorded in respect to the award was $2 million as at February 28, 2022 and is included within accrued liabilities (February 28, 2021 - $8 million).
Deferred share units
The Company issued 192,400 DSUs in the year ended February 28, 2022. There were 1.6 million DSUs outstanding as at February 28, 2022 (February 28, 2021 - 1.4 million). The Company had a liability of $11 million in relation to the DSU Plan as at February 28, 2022 (February 28, 2021 - $14 million) included in accrued liabilities.
8.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Net income (loss) for basic earnings (loss) per share available to common shareholders	$12	$(1,104)	$(152)
Less: Debentures fair value adjustment (1) (2)	(212)	—	(66)
Add: interest expense on Debentures (1) (2)	6	—	23
Net loss for diluted loss per share available to common shareholders	$(194)	$(1,104)	$(195)

Weighted average number of shares outstanding (000’s) - basic (3)(4)	570,607	561,305	553,861
Effect of dilutive securities (000’s)
Conversion of Debentures (1) (2)	60,833	—	60,500
Weighted average number of shares and assumed conversions (000’s) diluted	631,440	561,305	614,361
Earnings (loss) per share - reported
Basic	$0.02	$(1.97)	$(0.27)
Diluted	$(0.31)	$(1.97)	$(0.32)
______________________________
(1) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the year ended February 28, 2021, as to do so would be antidilutive. See Note 6 for details on the Debentures.
(2) The Company has presented the dilutive effect of the Debentures using the if-converted method, assuming conversion at the beginning of the fiscal year for the years ended February 28, 2022 and February 29, 2020. Accordingly, to calculate diluted loss per share, the Company adjusted net income (loss) by eliminating the fair value adjustment made to the Debentures and interest expense incurred on the Debentures in the years ended February 28, 2022 and February 29, 2020, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the Debentures.
(3) The year ended February 28, 2021, included approximately 1,421,945 Exchange Shares remaining to be issued on the third anniversary date of the Cylance acquisition. The year ended February 29, 2020, included approximately 2,802,067 Exchange Shares to be issued in equal installments on the two anniversary dates of the Cylance acquisition thereafter. There were no service or other requirements associated with the issuance of these shares.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 were as follows:

	As At
	February 28, 2022	February 28, 2021	February 29, 2020
Available-for-Sale Debt Securities
Balance, beginning of period	$—	$—	$2
Other comprehensive loss before reclassification	—	—	(2)
Accumulated net unrealized gains on available-for-sale debt securities	$—	$—	$—
Cash Flow Hedges
Balance, beginning of period	$1	$(1)	$—
Other comprehensive income (loss) before reclassification	—	2	(1)
Amounts reclassified from AOCL into net income (loss)	(1)	—	—
Accumulated net unrealized gains (losses) on derivative instruments designated as cash flow hedges	$—	$1	$(1)
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(4)	$(9)	$(7)
Other comprehensive income (loss)	(6)	5	(2)
Foreign currency cumulative translation adjustment	$(10)	$(4)	$(9)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(9)	$(22)	$(14)
Other comprehensive income (loss) before reclassification	1	7	(8)
Amounts reclassified from AOCL into net income (loss)	—	6	—
Change in fair value from instruments-specific credit risk on Debentures	$(8)	$(9)	$(22)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(19)	$(13)	$(33)
During the year ended February 28, 2022, $1 million in gains (pre-tax and post-tax) associated with cash flow hedges were reclassified from AOCL into selling, marketing and administration expenses (February 28, 2021 - nil gains or losses).
10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company has $27 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of February 28, 2022. See the discussion of restricted cash in Note 3.
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
As of February 28, 2022, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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
On March 14, 2014, the four putative U.S. class actions were consolidated in the U.S. District Court for the Southern District of New York, and on May 27, 2014, a consolidated amended class action complaint was filed. On March 13, 2015, the Court issued an order granting the Company’s motion to dismiss. The Court denied the plaintiffs’ motion for reconsideration and for leave to file an amended complaint on November 13, 2015. On August 24, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court order dismissing the complaint, but vacated the order denying leave to amend and remanded to the District Court for further proceedings in connection with the plaintiffs’ request for leave to amend. The Court granted the plaintiffs’ motion for leave to amend on September 13, 2017. On September 29, 2017, the plaintiffs filed a second consolidated amended class action complaint (the “Second Amended Complaint”), which added the Company’s former Chief Legal Officer as a defendant. The Court denied the motion to dismiss the Second Amended Complaint on March 19, 2018. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On October 17, 2019, Cho and Ulug filed a Notice of Appeal. Plaintiffs filed a motion for class certification on June 8, 2020. On January 26, 2021, the District Court granted the plaintiffs’ motion for class certification. The class includes “all persons who purchased or otherwise acquired the common stock of BlackBerry Limited on the NASDAQ during the period from March 28, 2013, through and including September 20, 2013.” The class excludes (a) all persons and entities who purchased or otherwise acquired the Company’s common stock between March 28, 2013, and April 10, 2013, and who sold all their the Company common stock before April 11, 2013, and (b) the Defendants, officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors, or assigns, and any entity in which any of the Defendants have or had a controlling interest. On February 9, 2021, the defendants filed a Rule 23(f) petition for interlocutory review of the class certification order with the Second Circuit Court of Appeals. The Second Circuit Court of Appeals denied the Rule 23(f) petition on June 23, 2021. The Second Circuit Court of Appeals affirmed the District Court judgment

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

dismissing Cho and Ulug’s claims on March 11, 2021, and denied Cho and Ulug’s petition for panel rehearing and rehearing en banc on April 28, 2021. On April 19, 2021, Defendants filed a motion for summary judgment, and both parties filed Daubert motions to exclude the testimony of the oppositions’ marketing and accounting experts. On May 5, 2021, the parties participated in a mediation with the Hon. Layn Phillips (ret.), which did not result in an agreement. On August 13, 2021, Plaintiffs filed an unopposed motion for approval of a class notice plan. On September 10, 2021, the Court (i) granted in part and denied in part the parties’ Daubert motions and (ii) granted Plaintiffs’ unopposed motion for approval of the class notice plan. Postcard notice was mailed on October 8, 2021; publication notice was issued starting on October 18, 2021. On January 3, 2022, the Court granted Defendants’ motion for summary judgment with respect to seven statements, and otherwise denied Defendants’ motion. Trial is scheduled to begin on April 7, 2022.
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
Other contingencies
As at February 28, 2022, the Company has recognized $17 million (February 28, 2021 - $15 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The Company has entered into indemnification agreements with its current and former directors and executive officers. Under these agreements, the Company agreed, subject to applicable law, to indemnify its current and former directors and executive officers against all costs, charges and expenses reasonably incurred by such individuals in respect of any civil, criminal or administrative action that could arise by reason of their status as directors or officers. The Company maintains liability insurance coverage for the benefit of the Company, and its current and former directors and executive officers. The Company has not encountered material costs as a result of such indemnifications in fiscal 2022. See the Company’s Management Information Circular for its 2021 annual meeting of shareholders for additional information regarding the Company’s indemnification agreements with its current and former directors and executive officers.
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
The components of lease expense were as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Operating lease cost, included in selling, marketing and administration	$23	$30	$33

Finance lease cost
Amortization of ROU assets, included in amortization	$—	$1	$2
Total finance lease cost	$—	$1	$2

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash used in operating activities related to operating lease payments	$37	$37	$40
Cash used in financing activities related to finance lease payments	—	1	2
During the year ended February 28, 2022, the Company entered into $6 million (February 28, 2021 - $4 million) in lease obligations and recognized a corresponding ROU asset of $6 million (February 28, 2021 - $4 million).
During the year ended February 28, 2022, the Company incurred losses of nil (February 28, 2021 - $37 million; February 29, 2020 - $8 million) on LLA impairment of ROU assets, as described in Note 3. The Company also had sublease income during the year ended February 28, 2022 of $3 million (February 28, 2021 - $1 million; February 29, 2020 - $2 million) and incurred short-term lease costs of $2 million (February 28, 2021 - $2 million; February 29, 2020 - $2 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Supplemental consolidated balance sheet information related to leases was as follows:

	As at
	February 28, 2022	February 28, 2021
Operating leases
Operating lease assets
Operating lease ROU assets	$50	$63
Operating lease liabilities
Accrued liabilities	$28	$33
Operating lease liabilities	66	90
Total operating lease liabilities	$94	$123

Finance leases
Finance lease assets
Property, plant and equipment	$—	$3
Accumulated amortization	—	(3)
Total finance lease assets	$—	$—

	As at
	February 28, 2022	February 28, 2021
Weighted average remaining lease term
Operating leases	4.3 years	4.7 years
Weighted average discount rate
Operating lease	3.4%	3.4%
Maturities of undiscounted lease liabilities were as follows:

As at
February 28, 2022
Operating Leases
Fiscal year 2023	$31
Fiscal year 2024	23
Fiscal year 2025	17
Fiscal year 2026	13
Fiscal year 2027	9
Thereafter	8
Total future minimum lease payments	101
Less:
Imputed interest	(7)
Total	$94

12. REVENUE AND SEGMENT DISCLOSURES
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
The following table shows information by operating segment for the fiscal year ended February 28, 2022:

	Cybersecurity	IoT	Licensing and Other	Segment Totals
Segment revenue	$477	$178	$63	$718
Segment cost of sales	194	30	23	247
Segment gross margin (1)	$283	$148	$40	$471
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.
The following table shows information by operating segment for the fiscal year ended February 28, 2021 and February 29, 2020:

	For the Year Ended
	February 28, 2021				February 29, 2020
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Cybersecurity	IoT	Licensing and Other	Segment Totals
Segment revenue	$491	$130	$272	$893	$475	$216	$349	$1,040
Segment cost of sales	192	23	30	245	185	29	53	267
Segment gross margin (1)	$299	$107	$242	$648	$290	$187	$296	$773
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.
Cybersecurity consists of the Company’s BlackBerry Spark software platform, BlackBerry AtHoc, BlackBerry Alert and BlackBerry SecuSUITE. The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry Cyber Suite and the BlackBerry Spark Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark Suite, offering the Company’s broadest range of tailored cybersecurity and endpoint management options. The BlackBerry Cyber Suite includes revenue from the Company’s Cylance artificial intelligence and machine learning-based platform consisting of BlackBerry Protect, BlackBerry Optics, BlackBerry Persona, BlackBerry Gateway, BlackBerry Guard managed services and other cybersecurity applications. The BlackBerry Spark UEM Suite includes the Company’s BlackBerry UEM, BlackBerry Dynamics, and BlackBerry Workspaces solutions. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
IoT consists of BlackBerry QNX, BlackBerry Certicom, BlackBerry Radar, BlackBerry IVY and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing and Other consists of the Company’s intellectual property arrangements and settlement awards. Other consists of the Company’s legacy service access fees (“SAF”) business.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table reconciles total segment gross margin for the fiscal year ended February 28, 2022, February 28, 2021 and February 29, 2020 to the Company’s consolidated totals:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Total segment gross margin	471	$648	$773
Adjustments (1):
Less: Stock compensation	4	5	5
Less: Restructuring charges	—	—	5
Less:
Research & development	219	215	259
Selling, marketing and administration	297	344	493
Amortization	165	182	194
Impairment of long-lived assets	—	43	10
Impairment of goodwill	—	594	22
Debentures fair value adjustment	(212)	372	(66)
Investment income (loss), net	(21)	6	(1)
Consolidated income (loss) before income taxes	$19	$(1,113)	$(148)
______________________________
(1) The CODM reviews segment information on an adjusted basis, which excludes certain amounts as described below:
Stock compensation expenses - Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.
Restructuring charges - The Company believes that restructuring costs relating to employee termination benefits and facilities pursuant to the Resource Allocation Program (“RAP”) entered into in order to transition the Company from a legacy hardware manufacturer to a licensing driven software business do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful in comparison to the Company’s past operating performance.
Revenue
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types, as discussed above in “Segment Disclosures”.
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	For the Years Ended
	February 28, 2022		February 28, 2021		February 29, 2020
North America (1)	$413	57.5%	$633	70.9%	$743	71.4%
Europe, Middle East and Africa	234	32.6%	197	22.1%	221	21.3%
Other regions	71	9.9%	63	7.0%	76	7.3%
Total	$718	100.0%	$893	100.0%	$1,040	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Revenue, classified by timing of recognition, was as follows:

	For the Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Products and services transferred over time	$428	$476	$512
Products and services transferred at a point in time	290	417	528
Total	$718	$893	$1,040
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the fiscal year ended February 28, 2022:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2021	$188	$294	$21
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	702	597	19
Decrease due to payment, fulfillment of performance obligations, or other	(752)	(647)	(24)
Decrease, net	(50)	(50)	(5)
Closing balance as at February 28, 2022	$138	$244	$16
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at February 28, 2022 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at February 28, 2022
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$211	$31	$12	$254
Revenue recognized for performance obligations satisfied in prior periods
For the fiscal year ended February 28, 2022, $1 million in revenue was recognized relating to performance obligations satisfied in a prior period (fiscal year ended February 28, 2021 - $2 million; fiscal year ended February 29, 2020 - $1 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	February 28, 2022		February 28, 2021
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$117	$467	$289	$504
United States	1,313	1,789	1,411	1,963
Other	27	311	31	351
	$1,457	$2,567	$1,731	$2,818
Information About Major Customers
There was one customer that comprised 11% of the Company’s revenue in fiscal 2022 (fiscal 2021 - one customer that comprised 22%; fiscal 2020 - one customer that comprised 13%).
13.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	For the Years Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Interest paid during the year	$6	$15	$23
Income taxes paid during the year	5	5	8
Income tax refunds received during the year	6	2	9
(b)    Additional Information
Advertising expense, which includes media, agency and promotional expenses totaling $25 million is included in selling, marketing and administration expenses for the fiscal year ended February 28, 2022. (February 28, 2021 - $24 million; February 29, 2020 - $39 million)
Selling, marketing and administration expenses for the fiscal year ended February 28, 2022 included $1 million with respect to foreign exchange gain, net of foreign exchange hedging (February 28, 2021 - $1 million; February 29, 2020 - nil).
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2022 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2022, approximately 37% of cash and cash equivalents, 23% of accounts receivable and 30% of accounts payable were denominated in foreign currencies (February 28, 2021 – 20%, 25% and 34%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

prevailing interest rates. The Company has also issued Debentures with a fixed interest rate as described in Note 6. The fair value of the 1.75% Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the 1.75% Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the 1.75% Debentures.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at February 28, 2022, no single issuer represented more than 10% of the total cash, cash equivalents and investments (February 28, 2021 - no single issuer represented more than 13% of the total cash, cash equivalents and investments), representing cash balances at one of the Company’s banking counterparties.
Liquidity risk
Cash, cash equivalents, and investments were approximately $770 million as at February 28, 2022. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Government subsidies
During fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) and the Canada Emergency Rent Subsidy (“CERS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS program initially ran for a thirty-six week period between March and November 2020 and the CERS program for a period between September 2020 and July 2021. These programs were subsequently extended to October 2021. The CEWS program provided a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. The extension also included a gradual decrease to the subsidy rate. CEWS received after June 5, 2021 may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time. The CERS program provided a subsidy of up to 65% of eligible fixed property expenses. The base subsidy was determined based on the percentage revenue decline experienced by businesses affected by the COVID-19 pandemic. The CERS program gradually reduced the amount and availability of subsidies in the months leading up to the program’s final claim period.
During the third quarter of fiscal 2022, the Government of Canada announced the HHBRP to continue supporting businesses affected by the COVID-19 pandemic. The HHBRP provides a subsidy of up to 50% of eligible employees’ employment insurable remuneration, subject to certain criteria, and rent.
The Company applied for the CEWS, CERS and HHBRP to the extent it met the requirements to receive the subsidy and during the year ended February 28, 2022, recorded $46 million in government subsidies as a reduction to operating expenses in the consolidated statement of operations (February 28, 2021 - $53 million).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
As of February 28, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the U.S. Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment, management concludes that, as of February 28, 2022, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of February 28, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the three months ended February 28, 2022, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers appears in Part I, Item 1 to this Annual Report on Form 10-K.

The information required by this item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2022, and is incorporated herein by reference.
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
Applicable securities laws require that, subject to certain exceptions, all members of the Audit and Risk Management Committee be “independent” under Sections 1.4 and 1.5 of National Instrument 52-110 of the Canadian Securities Administrators - Audit Committees and the rules and regulations of the NYSE, and “financially literate”, meaning that the committee member has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to those issues reasonably expected to be raised by the Company’s financial statements. Ms. Disbrow (Chair), Ms., Dr. Smaldone Alsup, Ms. Stymiest and Mr. Wouters are the members of the Audit and Risk Management Committee, and each is an independent director of the Company and financially literate, based on his or her education and experience as described below. The Audit and Risk Management Committee has also developed, in conjunction with the Company’s Chief Financial Officer and other accounting personnel, an orientation and continuing education program that will provide the new members of the Audit and Risk Management Committee with additional information and understanding about the accounting and financial presentation issues underlying the Company’s financial statements.
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
Lisa Disbrow (Chair) – Ms. Disbrow has a BA from the University of Virginia, an MA from The George Washington University in International Relations, and an MS from The National War College in National Strategy. She served over 30 years in senior civilian and military positions in the U.S. government and was the Senate-confirmed Under Secretary of the United States Air Force from January 2015 to June 2017. Ms. Disbrow also served as Acting Secretary of the U.S. Air Force from January 2017 to May 2017 and was the Senate-confirmed, chief financial officer of the Air Force from 2014 through 2018, as the Assistant Secretary for Financial Management and Comptroller. Ms. Disbrow serves as Chair of Hensoldt, Inc. and the Logistics Management Institute, and as a director of CACI International Inc, Mercury Systems, Inc., SparkCognition, Inc. and the Sequa Corporation. She is also a Senior Fellow at the Johns Hopkins University Applied Physics Lab.
Dr. Laurie Smaldone Alsup – Dr. Smaldone Alsup has an MD from Yale University, where she completed her residency in Internal Medicine and fellowship in Medical Oncology. She is Chief Scientific Officer and Chief Medical Officer of NDA Group AB (which merged in 2016 with PharmApprove, where Dr. Smaldone Alsup was President and Chief Scientific Officer), a leading drug development consulting company. She was previously Chief Executive Officer of Phytomedics, an early-stage biopharmaceutical company focused on arthritis and inflammation, prior to which she held clinical and regulatory leadership roles at Bristol Myers Squibb, including Senior Vice President of Global Regulatory Science, where she also developed and led Business Risk Management for the company. Dr. Smaldone Alsup is a director of Arvinas, Inc., Kinnate Biopharma Inc. and Theravance Biopharma, Inc.
Barbara Stymiest, FCPA, FCA – Ms. Stymiest has an HBA from the Richard Ivey School of Business at Western University and holds the FCPA and FCA designations from the Chartered Professional Accountants of Ontario. From 2004 to 2011, Ms. Stymiest held various senior management positions in the Royal Bank of Canada and served as a member of the Group Executive responsible for the overall strategic direction of the Bank. Prior to this, Ms. Stymiest held positions as Chief Executive Officer at TMX Group Inc., Executive Vice-President & CFO at BMO Capital Markets and Partner of Ernst & Young LLP. Ms. Stymiest is currently Chair of the Audit Committee of Sun Life Financial Inc. and a director of George Weston Limited, President’s Choice Bank, and the Canadian Institute for Advanced Research. She is also a Vice-Chair and trustee of the University Health Network.

The Hon. Wayne Wouters – Mr. Wouters has a BComm (Honours) from the University of Saskatchewan and an MA in economics from Queen’s University. From 2009 to 2014, Mr. Wouters was the Clerk of the Privy Council of Canada and held the roles of Deputy Minister to the Prime Minister, Secretary to the Cabinet and Head of the Public Service. Prior to his tenure as Clerk, Mr. Wouters was Secretary of the Treasury Board of Canada and served in deputy ministerial and other senior positions in the Canadian public service. He is currently Strategic and Policy Advisor to McCarthy Tétrault LLP and a director of Champion Iron Limited, Canadian Utilities Limited and Foran Mining Corporation. He was inducted by the Prime Minister as a member of the Privy Council in 2014 and was he was invested into the Order of Canada as an officer in 2017. Mr. Wouters has extensive experience with economic policy and international trade matters, which included oversight of multi-billion dollar budgets on behalf of the Government of Canada.
The Board has also determined that each of Ms. Disbrow and Ms. Stymiest is an audit committee financial expert within the meaning of General Instruction B(8)(a) of Form 10-K under the U.S. Securities Exchange Act of 1934, as amended. The SEC has indicated that the designation of a person as an audit committee financial expert does not make such person an “expert” for any purpose, impose any duties, obligations or liability on such person that are greater than those imposed on members of the Audit Committee and the Board who do not carry this designation or affect the duties, obligations or liability of any other member of the audit committee or the Board.
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
Additional governance and oversight is provided by the Risk Management and Compliance Council (“RMCC”), a council of internal senior leaders which oversee the risk management activities undertaken by business group management and the SRCC. The RMCC reviews the Company’s risk profile, risk criteria and limits, and monitors remediation activities to address gaps. The RMCC also approves the risk appetite statement and promotes a culture of risk management and compliance across the Company. The RMCC reports to the Chief Executive Officer and meets at least quarterly with the Chief Risk Officer serving as the Chair. Randall Cook, the Company’s Chief Legal Officer, serves as the Chief Risk Officer and reports to the Audit and Risk Management Committee, at least quarterly, on the activities of the RMCC.
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
The Company also includes risks related to climate change and other environmental, social and governance considerations as part of its enterprise risk management process.
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
In addition, the Board is responsible for overseeing, directly and through its committees, an appropriate compliance program for the Company. The RMCC and SRCC oversee and assist management in maintaining the Company’s compliance program and policies. Randall Cook, the Company’s Chief Legal Officer, serves as Chair of the RMCC and as Chief Compliance Officer of the Company and reports to the Audit and Risk Management Committee at least quarterly on compliance matters.
The Code is available on the Company’s website at https://www.blackberry.com/us/en/company/corporate-responsibility, or upon request to the Corporate Secretary of the Company at its executive office, 2200 University Avenue East, Waterloo, Ontario, N2K 0A7. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K. The Company did not grant any such waiver in fiscal 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2022, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2022, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2022, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2022, and is incorporated herein by reference.

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

10.8†	Employment agreement with Billy Ho, dated March 17, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on June 25, 2020)
10.9†	Amended and restated employment agreement with Tom Eacobacci, dated May 3, 2021 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on June 25,2021)
10.10†
Employment agreement with Marjorie Dickman, dated January 6, 2020 and amended employment agreement, dated January 4, 2021 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by the Company on June 25,2021)

10.11†	Time-based restricted share unit agreement with Tom Eacobacci, dated June 15, 2020 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on June 25,2021)
10.12†
Performance-based restricted share unit agreement with Tom Eacobacci, dated June 15, 2020 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by the Company on June 25,2021)

10.13†	Patent Sale Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on January 31, 2022) including Exhibit A thereto and Exhibit B-1 thereto
21*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Ernst and Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: April 1, 2022	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
DIRECTORS

SIGNATURE	CAPACITY	DATE
/s/ JOHN CHEN	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	April 1, 2022
John Chen
/s/ V. PREM WATSA	Lead Director	April 1, 2022
Prem Watsa
/s/ MICHAEL DANIELS	Director	April 1, 2022
Michael Daniels
/s/ TIMOTHY DATTELS	Director	April 1, 2022
Timothy Dattels
/s/ LISA DISBROW	Director	April 1, 2022
Lisa Disbrow
/s/ RICHARD LYNCH	Director	April 1, 2022
Richard Lynch
/s/ LAURIE SMALDONE ALSUP	Director	April 1, 2022
Laurie Smaldone Alsup
/s/ BARBARA STYMIEST	Director	April 1, 2022
Barbara Stymiest
/s/ WAYNE WOUTERS	Director	April 1, 2022
Wayne Wouters