Form 10-Q
period 2022-05-31
BLACKBERRY Ltd
filed 2022-06-24
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022

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
Yes ☐   No  ☒

The registrant had 577,169,762 common shares issued and outstanding as of June 21, 2022.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	May 31, 2022	February 28, 2022
Assets
Current
Cash and cash equivalents (note 2)	$391	$378
Short-term investments (note 2)	272	334
Accounts receivable, net of allowance of $4 and $4, respectively (note 3)	102	138
Other receivables (note 3)	21	25
Income taxes receivable	9	9
Other current assets (note 3)	169	159
	964	1,043
Restricted cash and cash equivalents (note 2)	28	28
Long-term investments (note 2)	30	30
Other long-term assets (note 3)	8	9
Operating lease right-of-use assets, net	46	50
Property, plant and equipment, net (note 3)	38	41
Goodwill (note 3)	841	844
Intangible assets, net (note 3)	505	522
	$2,460	$2,567
Liabilities
Current
Accounts payable	$14	$22
Accrued liabilities (note 3 and note 9)	304	157
Income taxes payable (note 4)	13	11
Deferred revenue, current (note 10)	190	207
	521	397
Deferred revenue, non-current (note 10)	32	37
Operating lease liabilities	60	66
Other long-term liabilities	3	4
Long-term debentures (note 5)	459	507
	1,075	1,011
Commitments and contingencies (note 9)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 577,168,941 voting common shares (February 28, 2022 - 576,227,898)	2,880	2,869
Deficit	(1,475)	(1,294)
Accumulated other comprehensive loss (note 8)	(20)	(19)
	1,385	1,556
	$2,460	$2,567
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended May 31, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2022	$2,869	$(1,294)	$(19)	$1,556
Net loss	—	(181)	—	(181)
Other comprehensive loss	—	—	(1)	(1)
Stock-based compensation (note 6)	8	—	—	8
Shares issued:
Employee share purchase plan (note 6)	3	—	—	3
Balance as at May 31, 2022	$2,880	$(1,475)	$(20)	$1,385

	Three Months Ended May 31, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2021	$2,823	$(1,306)	$(13)	$1,504
Net loss	—	(62)	—	(62)
Other comprehensive income	—	—	3	3
Stock-based compensation	7	—	—	7
Shares issued:
Exercise of stock options	1	—	—	1
Employee share purchase plan	3	—	—	3
Balance as at May 31, 2021	$2,834	$(1,368)	$(10)	$1,456

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2022	May 31, 2021
Revenue (note 10)	$168	$174
Cost of sales	64	60
Gross margin	104	114

Operating expenses
Research and development	53	57
Selling, marketing and administration	82	73
Amortization	27	46
Debentures fair value adjustment (note 5)	(46)	(4)
Litigation settlement (note 9)	165	—
	281	172
Operating loss	(177)	(58)
Investment loss, net	(1)	(2)
Loss before income taxes	(178)	(60)
Provision for income taxes (note 4)	3	2
Net loss	$(181)	$(62)
Loss per share (note 7)
Basic	$(0.31)	$(0.11)
Diluted	$(0.35)	$(0.11)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended
	May 31, 2022	May 31, 2021
Net loss	$(181)	$(62)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the three months ended, net of income taxes of nil (May 31, 2021 - income taxes of nil) (note 8)	1	1
Foreign currency translation adjustment	(4)	1
Net change in fair value from instrument-specific credit risk on the 1.75% Debentures, net of income taxes of nil (May 31, 2021 - income taxes of nil) (note 5)	2	1
Other comprehensive income (loss)	(1)	3
Comprehensive loss	$(182)	$(59)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Three Months Ended
	May 31, 2022	May 31, 2021
Cash flows from operating activities
Net loss	$(181)	$(62)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	29	49
Stock-based compensation	8	7
Debentures fair value adjustment (note 5)	(46)	(4)
Operating leases	(3)	(3)
Other	—	(3)
Net changes in working capital items
Accounts receivable, net of allowance	36	29
Other receivables	4	(1)
Other assets	(9)	(6)
Accounts payable	(8)	2
Accrued liabilities	148	(14)
Income taxes payable	2	2
Deferred revenue	(22)	(29)
Net cash used in operating activities	(42)	(33)
Cash flows from investing activities
Acquisition of property, plant and equipment	(1)	(2)
Acquisition of intangible assets	(8)	(6)
Acquisition of short-term investments	(164)	(209)
Proceeds on sale or maturity of restricted short-term investments	—	24
Proceeds on sale or maturity of short-term investments	226	369
Net cash provided by investing activities	53	176
Cash flows from financing activities
Issuance of common shares	3	4
Net cash provided by financing activities	3	4
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1)	3
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	13	150
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	406	218
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$419	$368
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2022 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2023. The consolidated balance sheet at February 28, 2022 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates and any such differences may be material to the Company’s consolidated financial statements.
Certain of the comparative figures have been reclassified to conform to the current period’s presentation.
The Company is organized and managed as three reportable operating segments: Cybersecurity, IoT (collectively, “Software & Services”), and Licensing and Other, as further discussed in Note 10.
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements.
Accounting Standards Adopted During Fiscal 2023
ASU 2020-06, Debt with Conversion and Other Options
In August 2020, the Financial Standards Accounting Board (“FASB”) issued a new accounting standard on the topic of debt with conversion and other options, accounting standards update (“ASU”) 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2023 and it did not have a material impact on its results of operations, financial position and disclosures as the fair value option accounting model used by the Company is not impacted by this ASU and the Company already utilizes the if-converted method in its calculation of diluted earnings per share relating to the 1.75% Debentures (as defined in Note 5).
ASU 2021-08, Business Combinations
In October 2021, the FASB issued a new accounting standard on the topic of business combinations, accounting for contract assets and contract liabilities from contracts with customers, ASU 2021-08. The amendment in this update improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. This update requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The guidance is effective for interim and annual periods beginning after December 15, 2022 and requires entities to prospectively apply business combinations occurring on or after the effective date of the amendments. The Company early adopted this guidance in the first quarter of fiscal 2023, and will apply it prospectively to any business acquisitions subsequent to the date of adoption.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

ASU 2021-10, Government Assistance
In November 2021, the FASB issued a new accounting standard on the topic of government assistance, ASU 2021-10. The standard requires additional disclosures for transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The update also requires entities that omit any of the information because it is legally prohibited from being disclosed to include a statement to that effect. The guidance is effective for annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have a material impact on its annual disclosures.
2.    FAIR VALUE MEASUREMENTS, CASH, CASH EQUIVALENTS AND INVESTMENTS
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
The Company’s investments largely consist of debt securities issued by major corporate and banking organizations, the provincial and federal governments of Canada, international government banking organizations and the United States Department of the Treasury and are all investment grade. The Company also holds certain public equity securities obtained through an initial public offering by the issuer of a previously held non-marketable equity investment.
For a description of how the fair value of the 1.75% Debentures (as defined in Note 5) was determined, see the “Convertible debentures” accounting policies in Note 1 to the Annual Financial Statements. The 1.75% Debentures are classified as Level 3.
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
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at May 31, 2022 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$97	$—	$—	$97	$95	$—	$—	$2
Other investments	25	5	—	30	—	—	30	—
	122	5	—	127	95	—	30	2
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits, certificates of deposits, and GICs	54	—	—	54	28	—	—	26
Bearer deposit notes	60	—	—	60	60	—	—	—
Commercial paper	257	—	—	257	125	132	—	—
Non-U.S. promissory notes	85	—	—	85	33	52	—	—
Non-U.S. treasury bills/notes	50	—	—	50	50	—	—	—
Non-U.S. government sponsored enterprise notes	69	—	—	69	—	69	—	—
Corporate notes/bonds	19	—	—	19	—	19	—	—
	594	—	—	594	296	272	—	26
	$726	$5	$(10)	$721	$391	$272	$30	$28
______________________________
(1) Cost basis for other investments includes the effect of returns of capital and impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The components of cash, cash equivalents and investments by fair value level as at February 28, 2022 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$105	$—	$—	$105	$104	$—	$—	$1
Other investments	8	—	—	8	—	—	8	—
	113	—	—	113	104	—	8	1
Level 1:
Equity securities	10	—	(9)	1	—	1	—	—

Level 2:
Term deposits, certificates of deposits, and GICs	157	—	—	157	65	65	—	27
Bankers’ acceptances/bearer deposit notes	58	—	—	58	58	—	—	—
Commercial paper	247	—	—	247	62	185	—	—
Non-U.S. promissory notes	71	—	—	71	46	25	—	—
Non-U.S. government sponsored enterprise notes	58	—	—	58	—	58	—	—
Non-U.S. treasury bills/notes	43	—	—	43	43	—	—	—
	634	—	—	634	274	333	—	27
Level 3:
Other investments	17	5	—	22	—	—	22	—
	$774	$5	$(9)	$770	$378	$334	$30	$28
______________________________
(1) Cost basis for other investments includes the effect of returns of capital and impairment.
As at May 31, 2022, the Company had private non-marketable equity investments without readily determinable fair value of $30 million (February 28, 2022 - $30 million). During the three months ended May 31, 2022 and May 31, 2021, no adjustments were made to the carrying value of non-marketable equity investments without readily determinable fair value as a result of observable price changes or impairment. As of May 31, 2022, the Company has recorded a cumulative upward adjustment of $5 million to the carrying value of certain non-marketable equity investments without readily determinable fair value as a result of observable price changes for identical or similar securities (February 28, 2022 - $5 million). As of May 31, 2022, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2022 - $3 million).
There were no realized gains or losses on available-for-sale securities for the three months ended May 31, 2022 (realized losses of nil for the three months ended May 31, 2021).
The Company has restricted cash and cash equivalents, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit. These letters of credit support certain leasing arrangements entered into in the ordinary course of business. The letters of credit are for terms ranging from one month to three years. The Company is legally restricted from accessing these funds during the term of the leases for which the letters of credit have been issued; however, the Company can continue to invest the funds and receive investment income thereon.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at May 31, 2022 and February 28, 2022 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	May 31, 2022	February 28, 2022
Cash and cash equivalents	$391	$378
Restricted cash and cash equivalents	28	28
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$419	$406
The contractual maturities of available-for-sale investments as at May 31, 2022 and February 28, 2022 were as follows:

	As at
	May 31, 2022		February 28, 2022
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$594	$594	$634	$634
No fixed maturity	10	—	10	1
	$604	$594	$644	$635
As at May 31, 2022 and February 28, 2022, the Company had no available-for-sale debt securities with continuous unrealized losses.
3.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at May 31, 2022 was $4 million (February 28, 2022 - $4 million).
The Company recognizes current estimated credit losses (“CECL”) for accounts receivable. The CECL for accounts receivable are estimated based on days past due and region for each customer in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics that operate under similar economic environments. The Company determined the CECL by estimating historical credit loss experience based on the past due status and region of the customers, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company also has long-term accounts receivable included in Other Long-term Assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure of default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

As at
May 31, 2022
Beginning balance as of February 28, 2021	$10
Prior period recovery for expected credit losses	(2)
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at February 28, 2022	4
Current period recovery for expected credit losses	—
Ending balance of the allowance for credit loss as at May 31, 2022	$4
The allowance for credit losses as at May 31, 2022 consists of $1 million (February 28, 2022 - $2 million) relating to CECL estimated based on days past due and region and $3 million (February 28, 2022 - $2 million) relating to specific customers that were evaluated separately.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

There was no customer that comprised more than 10% of accounts receivable as at May 31, 2022 (February 28, 2022 - no customer comprised more than 10%).
Other Receivables
As at May 31, 2022 and February 28, 2022, other receivables included items such as receivables from the Government of Canada’s Hardest-Hit Business Recovery Program (“HHBRP”) and an intellectual property licensing receivable, among other items, none of which were greater than 5% of the current assets balance in any of the periods presented.
Other Current Assets
Other current assets comprised the following:

	As at
	May 31, 2022	February 28, 2022
Intellectual property	$118	$118
Other	51	41
	$169	$159
On January 29, 2022, the Company entered into a patent sale agreement with Catapult IP Innovations, Inc. (“Catapult”), pursuant to which the Company agreed to sell substantially all of its non-core patent assets to Catapult for a total transaction price of $600 million. Patents that are essential to the Company’s current core business operations are excluded from the transaction. Pursuant to the patent sale agreement, the Company would receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. Completion of the revenue transaction is subject to the satisfaction of closing conditions. Catapult continues to work on securing its required financing; however, the Company is no longer under exclusivity with Catapult and is exploring alternative options in parallel. For the year ended February 28, 2022, the Company had classified $118 million of intellectual property that would be sold under the patent sale agreement with Catapult as other current assets on the Company’s consolidated balance sheets relating to the patent sale agreement. As at May 31, 2022, the Company continues to classify the intellectual property as other current assets on the Company’s consolidated balance sheets.
Other current assets also included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in any of the periods presented.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	May 31, 2022	February 28, 2022
Cost
BlackBerry operations and other information technology	$93	$92
Leasehold improvements and other	54	53
Furniture and fixtures	9	10
Manufacturing, repair and research and development equipment	1	1
	157	156
Accumulated amortization	119	115
Net book value	$38	$41

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Intangible Assets, Net
Intangible assets comprised the following:

	As at May 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$789	$234
Other acquired intangibles	494	293	201
Intellectual property	120	50	70
	$1,637	$1,132	$505

	As at February 28, 2022
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$776	$247
Other acquired intangibles	494	283	211
Intellectual property	117	53	64
	$1,634	$1,112	$522
For the three months ended May 31, 2022, amortization expense related to intangible assets amounted to $25 million (three months ended May 31, 2021 - $45 million).
Total additions to intangible assets for the three months ended May 31, 2022 amounted to $8 million (three months ended May 31, 2021 - $6 million). During the three months ended May 31, 2022, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at May 31, 2022, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2023 and each of the five succeeding years is expected to be as follows: fiscal 2023 - $74 million; fiscal 2024 - $94 million; fiscal 2025 - $90 million; fiscal 2026 - $85 million; fiscal 2027 - $79 million and fiscal 2028 - $43 million.
Goodwill
Changes to the carrying amount of goodwill during the three months ended May 31, 2022 were as follows:

Carrying Amount
Carrying amount as at February 28, 2021	$849
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(5)
Carrying amount as at February 28, 2022	844
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(3)
Carrying amount as at May 31, 2022	$841
In the fourth quarter of fiscal 2022, the Company announced that it had agreed to the sale of a significant amount of patent assets to Catapult subject to the satisfaction of closing conditions. The completion of the sale would accelerate the timing of estimated cash flows for the Intellectual Property reporting unit and, based upon changes in the estimates to future cash flows following the contemplated sale, could potentially result in impacts that would be material to the consolidated financial statements in relation to the fair value of the goodwill of that reporting unit.
Other Long-term Assets
As at May 31, 2022 and February 28, 2022, other long-term assets included long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	May 31, 2022	February 28, 2022
Accrued settlement (note 9)	$165	$—
Accrued royalties	20	20
Operating lease liabilities, current	27	28
Other	92	109
	$304	$157
Other accrued liabilities include accrued director fees, accrued vendor liabilities, accrued carrier liabilities, variable incentive accrual and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
4.    INCOME TAXES
For the three months ended May 31, 2022, the Company’s net effective income tax expense rate was approximately 2% compared to a net effective income tax expense rate of 3% for the three months ended May 31, 2021. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the 1.75% Debentures (as defined in Note 5), amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at May 31, 2022 were $20 million (February 28, 2022 - $20 million). As at May 31, 2022, $20 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
5.    DEBENTURES
On September 1, 2020, Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited (“Fairfax”), and another institutional investor invested in the Company through a $365 million private placement of new debentures (the “1.75% Debentures”), which replaced $605 million of debentures issued in a private placement on September 7, 2016 (the “3.75% Debentures”).
Due to the conversion option and other embedded derivatives within the 1.75% Debentures, the Company has elected to record the 1.75% Debentures, including the debt itself and all embedded derivatives, at fair value and present the 1.75% Debentures as a single hybrid financial instrument. No portion of the fair value of the 1.75% Debentures has been recorded as equity, nor would be if the embedded derivatives were bifurcated from the host debt contract.
Each period, the fair value of the 1.75% Debentures is recalculated and resulting gains and losses from the change in fair value of the 1.75% Debentures associated with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss (“AOCL”). The fair value of the 1.75% Debentures has been determined using the significant Level 2 inputs interest rate curves, the market price and volatility of the Company’s listed common shares, and the significant Level 3 inputs related to credit spread and the implied discount of the 1.75% Debentures at issuance.
The Company originally determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 7.31% as of May 31, 2022. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.
The following table summarizes the change in fair value of the 1.75% Debentures for the three months ended May 31, 2022, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
May 31, 2022
Balance as at February 28, 2022	$507
Change in fair value of the 1.75% Debentures	(48)
Balance as at May 31, 2022	$459
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $94 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the three months ended May 31, 2022 and May 31, 2021:

	Three Months Ended
	May 31, 2022	May 31, 2021
Income associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$46	$4
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	2	1
Total decrease in the fair value of the 1.75% Debentures	$48	$5
For the three months ended May 31, 2022, the Company recorded interest expense related to the 1.75% Debentures of $2 million, which has been included in investment loss, net on the Company’s consolidated statements of operations (three months ended May 31, 2021 - $2 million).
Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the 1.75% Debentures, owns $330 million principal amount of the 1.75% Debentures. As such, the payment of interest on the 1.75% Debentures to Fairfax represents a related party transaction. Fairfax receives interest at the same rate as other holders of the 1.75% Debentures.
6.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the three months ended May 31, 2022:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2022	576,228	$2,869
Exercise of stock options	27	—
Common shares issued for restricted share unit settlements	456	—
Stock-based compensation	—	8
Common shares issued for employee share purchase plan	458	3
Common shares outstanding as at May 31, 2022	577,169	$2,880
The Company had 577 million voting common shares outstanding, 1 million options to purchase voting common shares, 15 million RSUs and 2 million DSUs outstanding as at June 21, 2022. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 5.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

7.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	May 31, 2022	May 31, 2021
Net loss for basic loss per share available to common shareholders	$(181)	$(62)
Less: 1.75% Debentures fair value adjustment (1) (2)	(46)	—
Add: interest expense on 1.75% Debentures (1) (2)	2	—
Net loss for diluted loss per share available to common shareholders	$(225)	$(62)

Weighted average number of shares outstanding (000’s) - basic (3) (4)	576,877	567,358
Effect of dilutive securities (000’s)
Conversion of 1.75% Debentures (1) (2)	60,833	—
Weighted average number of shares and assumed conversions (000’s) diluted	637,710	567,358
Loss per share - reported
Basic	$(0.31)	$(0.11)
Diluted	$(0.35)	$(0.11)
______________________________
(1) The Company has presented the dilutive effect of the 1.75% Debentures using the if-converted method, assuming conversion at the beginning of the quarter for the three months ended May 31, 2022. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the 1.75% Debentures and interest expense incurred on the 1.75% Debentures for the three months ended May 31, 2022, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 5 for details on the 1.75% Debentures.
(2) The Company has not presented the dilutive effect of the 1.75% Debentures using the if-converted method in the calculation of diluted loss per share for the three months ended May 31, 2021, as to do so would be antidilutive. See Note 5 for details on the 1.75% Debentures.
(3) The three months ended May 31, 2021, includes approximately 1,421,945 common shares (Exchange Shares) remaining that were subsequently issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019 in consideration for the acquisition.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three months ended May 31, 2022 and May 31, 2021, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three months ended May 31, 2022 and May 31, 2021 were as follows:

	Three Months Ended
	May 31, 2022	May 31, 2021
Cash Flow Hedges
Balance, beginning of period	$—	$1
Other comprehensive income before reclassification	1	2
Amounts reclassified from AOCL into net loss	—	(1)
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$1	$2
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(10)	$(4)
Other comprehensive income (loss)	(4)	1
Foreign currency cumulative translation adjustment	$(14)	$(3)
Change in Fair Value From Instrument-Specific Credit Risk On 1.75% Debentures
Balance, beginning of period	$(8)	$(9)
Other comprehensive income before reclassification	2	1
Change in fair value from instruments-specific credit risk on 1.75% Debentures	$(6)	$(8)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(20)	$(10)

9.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $26 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of May 31, 2022. See the discussion of restricted cash in Note 2.
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
As of May 31, 2022, with the exception of the U.S. class actions settlement discussed in “Litigation Settlement“ below in this Note 9, there are no other material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits and one individual lawsuit were filed against the Company and certain of its former officers in various jurisdictions in the U.S. and Canada alleging that the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and business prospects and that certain of the Company’s financial statements contain material misstatements. The individual lawsuit was voluntarily dismissed and the U.S. class actions reached an agreement in principle to settle; see “Litigation Settlement“ below in this Note 9.
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
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the 10-day average closing price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at May 31, 2022, the liability recorded in association with this award is approximately $1 million (February 28, 2022 - $2 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

As at May 31, 2022, the Company has recognized $17 million (February 28, 2022 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)Litigation Settlement
On March 14, 2014, the four putative U.S. class actions were consolidated in the U.S. District Court for the Southern District of New York, and on May 27, 2014, a consolidated amended class action complaint was filed. On March 13, 2015, the Court issued an order granting the Company’s motion to dismiss. The Court denied the plaintiffs’ motion for reconsideration and for leave to file an amended complaint on November 13, 2015. On August 24, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court order dismissing the complaint, but vacated the order denying leave to amend and remanded to the District Court for further proceedings in connection with the plaintiffs’ request for leave to amend. The Court granted the plaintiffs’ motion for leave to amend on September 13, 2017. On September 29, 2017, the plaintiffs filed a second consolidated amended class action complaint (the “Second Amended Complaint”), which added the Company’s former Chief Legal Officer as a defendant. The Court denied the motion to dismiss the Second Amended Complaint on March 19, 2018. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On January 26, 2021, the District Court granted the plaintiffs’ motion for class certification. The class includes “all persons who purchased or otherwise acquired the common stock of BlackBerry Limited on the NASDAQ during the period from March 28, 2013, through and including September 20, 2013”. The class excludes (a) all persons and entities who purchased or otherwise acquired the Company’s common stock between March 28, 2013, and April 10, 2013, and who sold all their Company common stock before April 11, 2013, and (b) the defendants, officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors, or assigns, and any entity in which any of the Defendants have or had a controlling interest. The Second Circuit Court of Appeals denied the defendants’ petition for review of the class certification order on June 23, 2021. The Second Circuit Court of Appeals affirmed the District Court judgment dismissing Cho and Ulug’s claims on March 11, 2021, and denied Cho and Ulug’s petition for panel rehearing and rehearing en banc on April 28, 2021. On May 5, 2021, the parties participated in a mediation with the Hon. Layn Phillips (ret.), which did not result in an agreement. On September 10, 2021. the Court granted the plaintiffs’ unopposed motion for approval of the class notice plan. Postcard notice was mailed on October 8, 2021; publication notice was issued starting on October 18, 2021. On January 3, 2022, the Court denied defendants’ motion for summary judgment except with respect to seven statements the Court found were barred by the statute of repose. On April 6, 2022, the parties accepted a mediator’s proposal, and reached an agreement in principle to settle the U.S. consolidated actions for $165,000,000. The settlement is subject to preliminary and final approval by the Court. The Stipulation of Settlement was executed effective June 7, 2022, the Court granted plaintiffs’ motion for preliminary approval of the settlement on June 14, 2022, and scheduled the final approval hearing for September 29, 2022. In the first quarter of fiscal 2023, the Company accrued $165 million associated with this settlement within the line Litigation settlement on the consolidated statement of operations.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

10.    REVENUE AND SEGMENT DISCLOSURES
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as a source of the Company’s reportable operating segments. The CODM, who is the Executive Chair and CEO of the Company, makes decisions and assesses the performance of the Company using three operating segments.
The CODM does not evaluate operating segments using discrete asset information. The Company does not specifically allocate assets to operating segments for internal reporting purposes.
Segment Disclosures
The Company is organized and managed as three operating segments: Cybersecurity, IoT, and Licensing and Other.
The following table shows information by operating segment for the three months ended May 31, 2022 and May 31, 2021:

	For the Three Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	May 31,		May 31,		May 31,		May 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Segment revenue	$113	$107	$51	$43	$4	$24	$168	$174
Segment cost of sales	53	46	8	7	2	6	63	59
Segment gross margin (1)	$60	$61	$43	$36	$2	$18	$105	$115
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.
Cybersecurity consists of the Company’s BlackBerry Spark® software platform, BlackBerry® AtHoc®, BlackBerry® Alert and BlackBerry SecuSUITE. The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry Spark® Unified Endpoint Security Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suite, offering the Company’s broadest range of tailored cybersecurity and endpoint management options. The BlackBerry Spark UES Suite includes revenue from the Company’s Cylance® artificial intelligence and machine learning-based platform consisting of CylancePROTECT®, CylanceOPTICS®, CylancePERSONA®, CylanceGATEWAY™, CylanceGUARD® managed services and other cybersecurity applications. The BlackBerry Spark UEM Suite includes the Company’s BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
IoT consists of BlackBerry® QNX®, BlackBerry® Certicom®, BlackBerry Radar®, BlackBerry IVY™ and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing and Other consists of the Company’s intellectual property arrangements and settlement awards. Other consists of the Company’s legacy service access fees (“SAF”) business, which ceased operations on January 4, 2022.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment gross margin for the three months ended May 31, 2022 and May 31, 2021 to the Company’s consolidated totals:

	Three Months Ended
	May 31, 2022	May 31, 2021
Total segment gross margin	$105	$115
Adjustments (1):
Less: Stock compensation	1	1
Less:
Research & development	53	57
Selling, marketing and administration	82	73
Amortization	27	46
Debentures fair value adjustment	(46)	(4)
Litigation settlement	165	—
Investment loss, net	1	2
Consolidated loss before income taxes	$(178)	$(60)
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended
	May 31, 2022	May 31, 2021
North America (1)	$89	$111
Europe, Middle East and Africa	60	45
Other regions	19	18
Total	$168	$174

North America (1)	53.0%	63.8%
Europe, Middle East and Africa	35.7%	25.9%
Other regions	11.3%	10.3%
Total	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue, classified by timing of recognition, was as follows:

	Three Months Ended
	May 31, 2022	May 31, 2021
Products and services transferred over time	$97	$107
Products and services transferred at a point in time	71	67
Total	$168	$174
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the three months ended May 31, 2022:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2022	$138	$244	$16
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	159	137	6
Decrease due to payment, fulfillment of performance obligations, or other	(195)	(159)	(6)
Decrease, net	(36)	(22)	—
Closing balance as at May 31, 2022	$102	$222	$16
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at May 31, 2022 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at May 31, 2022
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$191	$27	$10	$228
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	May 31, 2022		February 28, 2022
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$118	$391	$117	$447
United States	1,285	1,934	1,313	1,989
Other	27	135	27	131
	$1,430	$2,460	$1,457	$2,567
Information About Major Customers
There was one customer that comprised 15% of the Company’s revenue in the three months ended May 31, 2022 (three months ended May 31, 2021 - no customer comprised more than 10% of the Company’s revenue).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

11.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended
	May 31, 2022	May 31, 2021
Interest paid during the period	$2	$2
Income taxes paid during the period	1	1
Income tax refunds received during the period	—	2
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2023 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2022, approximately 21% of cash and cash equivalents, 7% of accounts receivable and 40% of accounts payable were denominated in foreign currencies (February 28, 2022 – 37%, 23% and 30%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued 1.75% Debentures with a fixed interest rate, as described in Note 5. The fair value of the 1.75% Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the 1.75% Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the 1.75% Debentures.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at May 31, 2022, no single issuer represented more than 14% of the total cash, cash equivalents and investments (February 28, 2022 - no single issuer represented more than 10% of the total cash, cash equivalents and investments), with the largest such issuer representing non-US government debt securities.
Liquidity risk
Cash, cash equivalents, and investments were approximately $721 million as at May 31, 2022. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Government subsidies
During fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) and the Canada Emergency Rent Subsidy (“CERS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS program initially ran for a thirty-six week period between March and November 2020 and the CERS program for a period between September 2020 and July 2021. The programs were subsequently extended to

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

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
During the third quarter of fiscal 2022, the Government of Canada announced the HHBRP to continue supporting businesses affected by the COVID-19 pandemic. The HHBRP provides a subsidy of up to 50% of eligible employees’ employment insurable remuneration, subject to certain criteria, and rent and ran until May 7, 2022.
The Company applied for the CEWS, CERS and HHBRP to the extent it met the requirements to receive the subsidy and during the three months ended May 31, 2022, recorded $4 million in government subsidies as a reduction to operating expenses in the consolidated statement of operations (May 31, 2021 - $15 million). As at May 31, 2022, the Company has recorded $4 million in accrued government subsidies within other receivables on the consolidated balance sheet (May 31, 2021 - $9 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three months ended May 31, 2022, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2022 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
Cautionary Note Regarding Forward-Looking Statements
This MD&A contains forward-looking statements within the meaning of certain securities laws, including under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, including statements relating to:
•the Company’s plans, strategies and objectives, including its intentions to increase and enhance its product and service offerings, to patent new innovations, and to increase staffing in its Cybersecurity and IoT businesses;
•the Company’s expectations with respect to the impact of the COVID-19 pandemic and global semiconductor shortage on its results of operations and financial condition;
•the Company’s expectations with respect to its revenue and billings in fiscal 2023 and with respect to installations of the BlackBerry IVY™ platform;
•the Company’s estimates of purchase obligations and other contractual commitments, including the timing of a litigation settlement payment; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - Products and Services”, “Business Overview - COVID-19 and Macroeconomic Factors”, “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended May 31, 2022 compared to the three months ended May 31, 2021 - Revenue - Revenue by Segment” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, the ongoing COVID-19 pandemic, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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

Business Overview
The Company provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 500 million endpoints including more than 215 million vehicles. Based in Waterloo, Ontario, the Company leverages artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption, and embedded systems.
Strategy
The Company is widely recognized for its intelligent security software and services and believes that it delivers the broadest set of security capabilities in the market to connect, protect and manage endpoints in the Internet of Things (“IoT”). The Company leverages its extensive technology portfolio to offer best-in-class cybersecurity, safety and reliability to enterprise customers primarily in government and regulated industries, as well as to original equipment manufacturers in automotive, medical, industrial and other core verticals.
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
Products and Services
The Company has multiple products and services from which it derives revenue, which are structured in three segments: Cybersecurity, IoT (collectively with Cybersecurity, “Software & Services”) and Licensing and Other.
Cybersecurity
The Cybersecurity business consists of BlackBerry Spark, BlackBerry® AtHoc®, BlackBerry® SecuSUITE® and BlackBerry Messenger (BBM®) Enterprise.
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
The BlackBerry UES Suite offers leading Cylance® AI and machine learning-based cybersecurity solutions, including: CylancePROTECT®, an EPP and available MTD solution that uses an automated, prevention-first approach to protect against the execution of malicious code on an endpoint; CylanceOPTICS®, an EDR solution that provides both visibility into and prevention of malicious activity on an endpoint; CylanceGUARD®, a managed detection and response solution that provides 24/7 threat hunting and monitoring; CylanceGATEWAY®, an AI-empowered ZTNA solution, and CylancePERSONA®, a UEBA solution that provides continuous authentication by validating user identity in real time. The combined platform features industry-leading threat prevention modules to help organizations cope with the significant growth of cyberattacks. The Company also offers incident response, compromise assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks. The BlackBerry UES Suite natively integrates with BlackBerry® UEM and also works with UEM solutions from other vendors.
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
SecuSUITE is a certified, multi-OS voice and text messaging solution with advanced encryption, anti-eavesdropping and continuous authentication capabilities, providing a maximum level of security on conventional mobile devices for government and businesses.
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
In the fourth quarter of fiscal 2022, the Company announced its entry into a patent sale agreement with Catapult IP Innovations (“Catapult”) for the sale of substantially all of the Company’s non-core patent assets for total consideration of $600 million (the “Patent Sale Transaction”). Patents that are essential to the Company’s current core business operations are excluded from the Patent Sale Transaction. Pursuant to the terms of the Patent Sale Transaction, at closing, the Company will receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. The Patent Sale Transaction will not impact customers’ use of any of the Company’s products, solutions or services. Completion of the Patent Sale Transaction is subject to the satisfaction of financing and other closing conditions. Catapult continues to work on securing financing; however, the Company is no longer under exclusivity with Catapult and is able to explore alternative options in parallel.
The Company’s Other business generates revenue from SAF charged to subscribers using the Company’s legacy BlackBerry 7 and prior BlackBerry operating systems, which is no longer supported or maintained as of January 4, 2022.
Recent Developments
The Company continued to execute on its strategy in fiscal 2023 and announced the following achievements:
Products and Innovation:
•Strengthened QNX® Advanced Virtualization Framework for Android Automotive OS to simplify and accelerate building IVI systems on the QNX® Hypervisor;
•Released QNX® Hypervisor 2.2 for Safety, the latest edition of the Company’s safety-certified, real-time embedded hypervisor product, certified to the highest level of functional safety for both automotive and medical device software;
•Achieved the certification of QNX® OS for Safety 2.2 to the highest integrity level of the functional safety standard for the railway industry;
•Received the Frost & Sullivan 2022 Enabling Technology Leadership Award for BlackBerry IVY;
•Launched CylanceGATEWAY, BlackBerry’s Zero Trust Network Access (ZTNA) service offering;
•Named as a ‘Leader’ for a third consecutive year in the IDC MarketScape: Worldwide UEM Software 2022 Vendor Assessment;
•Together with Google, launched Chrome Enterprise Management with BlackBerry UEM to support devices running Google Chrome OS and Chrome browser; and
•Enhanced the BlackBerry Managed Security Service Provider (MSSP) channel program, including an expansion of the range of products available, increased partner support and more comprehensive training.
Customers and Partners:
•Announced that BlackBerry QNX software is embedded in over 215 million vehicles;
•Selected by BDStar Intelligent & Connected Vehicle Technology Co., Ltd. (BICV) to power an intelligent digital cockpit, featuring augmented reality, artificial intelligence, and hologram functions for the new Renault Jiangling all-electric sedan;
•Jointly developed a digital LCD instrument cluster with BiTECH for Changan’s next-generation high-end UNI-V Coupe;
•Entered into a multi-year agreement with Magna International Inc. to collaborate on next-generation Advanced Driver Assistance System (ADAS) solutions for global automakers;
•Partnered with Midis Group to expand go-to-market activities in Eastern Europe, the Middle East, and Africa; and
•Joined forces with NXP to help companies prepare for, and prevent, Y2Q post-quantum cyberattacks.
Environmental, Sustainability and Corporate Governance:
•Released the Company’s 2022 Environmental, Social, and Governance (ESG) report.

Pearlstein Settlement
On April 7, 2022, the Company announced that it had reached an agreement in principle to settle the consolidated securities class action lawsuit captioned Pearlstein v. Blackberry Limited, et al., Case No. 13 Civ. 7060 (CM) (KHP) pending against the Company and certain of its former officers in the U.S. District Court for the Southern District of New York. A formal settlement agreement was signed on June 9, 2022 and contemplates an aggregate cash payment by the Company of $165 million to settle the claims brought on behalf of all persons who purchased or otherwise acquired BlackBerry shares on the NASDAQ between March 28, 2013 and September 20, 2013. While the Company believes that the allegations in the case were without merit, it also believes that eliminating the distraction, expense and risk of continued litigation is in the best interests of the Company and its shareholders. In the first quarter of fiscal 2023, the Company accrued $165 million associated with this settlement within the line Litigation settlement on the consolidated statement of operations. Final settlement including payment is expected to occur before the end of fiscal 2023.
COVID-19 and Macroeconomic Factors
The COVID-19 pandemic has prompted extraordinary actions by governmental authorities throughout the world and continues to have a significant impact on global markets, businesses and economies.
The Company continues to focus on protecting the health and safety of its employees, customers and partners, while also providing technology to help them do their best while operating remotely. During the first quarter of fiscal 2023, the Company maintained its remote working model, limiting employee travel and hosting certain public events as virtual-only experiences. The Company has more recently shifted to a hybrid model for most of its global offices with employees returning to work in person on a part-time basis, subject to local rules and regulations.
Although the Company experienced higher Software & Services revenue in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, the COVID-19 pandemic and ensuing global semiconductor shortage have had and may continue to have a material adverse impact on production-based royalties for the Company’s QNX automotive software business. This chip supply disruption and its impact on the Company’s business, results of operations and financial condition may be exacerbated by the invasion of Ukraine by Russia and resulting global sanctions against Russia.
The ultimate impact of the COVID-19 pandemic on the Company’s operational and financial performance will also depend on, among other things, the pandemic’s duration and severity, including resurgences in some geographic areas as a result of new strains and variants, the governmental restrictions that may be sustained or imposed in response to the pandemic, and the effectiveness of actions taken to contain or mitigate the pandemic (including the distribution, efficacy and acceptance of vaccines, particularly against emergent viral variants). The long-term impact of the COVID-19 pandemic on the Company’s business cannot be reasonably estimated at this time and may not be fully reflected until future periods. Refer to Part II, Item 1A “Risk Factors” in the Annual Report for a discussion of these factors and other risks.

First Quarter Fiscal 2023 Summary Results of Operations
The following table sets forth certain unaudited consolidated statements of operations data for the quarter ended May 31, 2022 compared to the quarter ended May 31, 2021 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	May 31, 2022	May 31, 2021	Change
Revenue	$168	$174	$(6)
Gross margin	104	114	(10)
Operating expenses	281	172	109
Investment loss, net	(1)	(2)	1
Loss before income taxes	(178)	(60)	(118)
Provision for income taxes	3	2	1
Net loss	$(181)	$(62)	$(119)
Loss per share - reported
Basic	$(0.31)	$(0.11)
Diluted	$(0.35)	$(0.11)

Weighted-average number of shares outstanding (000’s)
Basic (1)	576,877	567,358
Diluted (2)	637,710	567,358
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the three months ended May 31, 2021 includes 1,421,945 common shares that were subsequently issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019 in consideration for the acquisition.
(2)Diluted loss per share on a U.S. GAAP basis for the three months ended May 31, 2021 does not include the dilutive effect of the 1.75% Debentures (defined below), as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the three months ended May 31, 2022 and May 31, 2021 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following table shows information by operating segment for the three months ended May 31, 2022 and May 31, 2021. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance of the Company’s reportable operating segments. See Note 10 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	May 31,		Change	May 31,		Change	May 31,		Change	May 31,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$113	$107	$6	$51	$43	$8	$4	$24	$(20)	$168	$174	$(6)
Segment cost of sales	53	46	7	8	7	1	2	6	(4)	63	59	4
Segment gross margin	$60	$61	$(1)	$43	$36	$7	$2	$18	$(16)	$105	$115	$(10)

The following table reconciles the Company’s segment results for the three months ended May 31, 2022 to consolidated U.S. GAAP results:

	For the Three Months Ended May 31, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$113	$51	$4	$168	$—	$168
Cost of sales	53	8	2	63	1	64
Gross margin (1)	$60	$43	$2	$105	$(1)	$104
Operating expenses					281	281
Investment loss, net					1	1
Loss before income taxes						$(178)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2022.
The following table reconciles the Company’s segment results for the three months ended May 31, 2021 to consolidated U.S. GAAP results:

	For the Three Months Ended May 31, 2021
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$107	$43	$24	$174	$—	$174
Cost of sales	46	7	6	59	1	60
Gross margin (1)	$61	$36	$18	$115	$(1)	$114
Operating expenses					172	172
Investment loss, net					2	2
Loss before income taxes						$(60)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2021.
Financial Highlights
The Company had approximately $721 million in cash, cash equivalents and investments as of May 31, 2022 (February 28, 2022 - $770 million).
In the first quarter of fiscal 2023, the Company recognized revenue of $168 million and a net loss of $181 million, or $0.31 basic loss per share and $0.35 diluted loss per share on a U.S. GAAP basis (first quarter of fiscal 2022 - revenue of $174 million and net loss of $62 million, or $0.11 basic and diluted loss per share). The net loss was primarily due to a litigation settlement, as discussed above in “Business Overview - Pearlstein Settlement”.
The Company recognized an adjusted net loss of $31 million, and an adjusted loss of $0.05 per share, on a non-GAAP basis in the first quarter of fiscal 2023 (first quarter of fiscal 2022 - adjusted net loss of $27 million, and adjusted loss of $0.05 per share). See “Non-GAAP Financial Measures” below.
Debentures Fair Value Adjustment
As previously disclosed, the Company elected the fair value option to account for its outstanding 1.75% unsecured convertible debentures (the “1.75% Debentures”); therefore, periodic revaluation has been and continues to be required under U.S. GAAP. The fair value adjustment does not impact the terms of the 1.75% Debentures such as the face value, the redemption features or the conversion price.
As at May 31, 2022, the fair value of the 1.75% Debentures was approximately $459 million, a decrease of approximately $48 million during the first quarter of fiscal 2023. For the three months ended May 31, 2022, the Company recorded non-cash income relating to changes in fair value from non-credit components of $46 million (pre-tax and after tax) (the “Q1 Fiscal 2023 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and a non-cash income relating to changes in fair value from instrument specific credit risk of $2 million in Other Comprehensive Loss (“OCL”) relating to the 1.75% Debentures. See Note 5 to the Consolidated Financial Statements for further details on the 1.75% Debentures.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On June 23, 2022, the Company announced financial results for the three months ended May 31, 2022, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net loss, adjusted loss per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage, adjusted EBITDA margin percentage and free cash usage.
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP financial measures and non-GAAP ratios provide management, as well as readers of the Company’s financial statements with a consistent basis for comparison across accounting periods and is useful in helping management and readers understand the Company’s operating results and underlying operational trends. Non-GAAP financial measures and non-GAAP ratios exclude certain amounts as described below:
•Debentures fair value adjustment. The Company has elected to measure its outstanding 1.75% Debentures at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the 1.75% Debentures is recalculated and resulting non-cash income and charges from the change in fair value from non-credit components of the 1.75% Debentures are recognized in income. The amount can vary each period depending on changes to the Company’s share price, share price volatility and credit indices. This is not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
•Restructuring charges. The Company believes that restructuring costs relating to employee termination benefits, facilities and other pursuant to the Cost Optimization Program to reduce its annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
•Stock compensation expenses. Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.
•Amortization of acquired intangible assets. When the Company acquires intangible assets through business combinations, the assets are recorded as part of purchase accounting and contribute to revenue generation. Such acquired intangible assets depreciate over time and the related amortization will recur in future periods until the assets have been fully amortized. This is not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
•Litigation settlement. The Company believes that litigation settlements do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended May 31, 2022 and May 31, 2021
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net loss, adjusted loss per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage, adjusted EBITDA margin percentage and free cash usage and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended May 31, 2022 and May 31, 2021 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2022	May 31, 2021
Gross margin	$104	$114
Stock compensation expense	1	1
Adjusted gross margin	$105	$115

Gross margin %	61.9%	65.5%
Stock compensation expense	0.6%	0.6%
Adjusted gross margin %	62.5%	66.1%
Reconciliation of U.S. GAAP operating expense for the three months ended May 31, 2022, February 28, 2022 and May 31, 2021 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2022	February 28, 2022	May 31, 2021
Operating expense	$281	$(22)	$172
Restructuring charges	1	—	—
Stock compensation expense	6	4	6
Debentures fair value adjustment (1)	(46)	(165)	(4)
Acquired intangibles amortization	23	22	32
Litigation settlement	165	—	—
Adjusted operating expense	$132	$117	$138
______________________________
(1) See “First Quarter Fiscal 2023 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”
Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended May 31, 2022 and May 31, 2021 to adjusted net loss and adjusted basic loss per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	May 31, 2022		May 31, 2021
		Basic loss per share		Basic loss per share
Net loss	$(181)	$(0.31)	$(62)	$(0.11)
Restructuring charges	1		—
Stock compensation expense	7		7
Debentures fair value adjustment	(46)		(4)
Acquired intangibles amortization	23		32
Litigation settlement	165		—
Adjusted net loss	$(31)	$(0.05)	$(27)	$(0.05)

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended May 31, 2022 and May 31, 2021 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2022	May 31, 2021
Research and development	$53	$57
Stock compensation expense	2	2
Adjusted research and development	$51	$55

Selling, marketing and administration	$82	$73
Restructuring charges	1	—
Stock compensation expense	4	4
Adjusted selling, marketing and administration	$77	$69

Amortization	$27	$46
Acquired intangibles amortization	23	32
Adjusted amortization	$4	$14
Adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage and adjusted EBITDA margin percentage for the three months ended May 31, 2022 and May 31, 2021 are reflected in the table below.

For the Three Months Ended (in millions)	May 31, 2022	May 31, 2021
Operating loss	$(177)	$(58)
Non-GAAP adjustments to operating loss
Restructuring charges	1	—
Stock compensation expense	7	7
Debentures fair value adjustment	(46)	(4)
Acquired intangibles amortization	23	32
Litigation settlement	165	—
Total non-GAAP adjustments to operating loss	150	35
Adjusted operating loss	(27)	(23)
Amortization	29	49
Acquired intangibles amortization	(23)	(32)
Adjusted EBITDA	$(21)	$(6)

Revenue	$168	$174
Adjusted operating loss margin % (1)	(16%)	(13%)
Adjusted EBITDA margin % (2)	(13%)	(3%)
______________________________
(1) Adjusted operating loss margin % is calculated by dividing adjusted operating loss by revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue

The Company uses free cash flow (usage) when assessing its sources of liquidity, capital resources, and quality of earnings. The Company believes that free cash flow (usage) is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. Reconciliation of U.S. GAAP net cash used in operating activities for the three months ended May 31, 2022 and May 31, 2021 to free cash usage is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2022	May 31, 2021
Net cash used in operating activities	$(42)	$(33)
Acquisition of property, plant and equipment	(1)	(2)
Free cash usage	$(43)	$(35)
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), QNX royalty revenue backlog, Cybersecurity total contract value (“TCV”) billings, and recurring revenue percentage do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies.
Comparative breakdowns of certain key metrics for the three months ended May 31, 2022 and May 31, 2021 are set forth below.

For the Three Months Ended (in millions)	May 31, 2022	May 31, 2021	Change
Annual Recurring Revenue
Cybersecurity	$334	$364	$(30)
IoT	$94	$86	$8
Dollar-Based Net Retention Rate
Cybersecurity	88%	94%	(6%)
QNX Royalty Revenue Backlog	$560	$490	$70
Cybersecurity Total Contract Value Billings	$89	$77	$12
Recurring Software Product Revenue	~ 80%	~ 90%	10%
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Cybersecurity ARR was approximately $334 million in the first quarter of fiscal 2023 and decreased compared to $347 million in the fourth quarter of fiscal 2022 and compared to $364 million in the first quarter of fiscal 2022.
IoT ARR was approximately $94 million in the first quarter of fiscal 2023 and increased compared to $93 million in the fourth quarter of fiscal 2022 and compared to $86 million in the first quarter of fiscal 2022.
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
Cybersecurity DBNRR was 88% in the first quarter of fiscal 2023 and decreased compared to 91% in the fourth quarter of fiscal 2022 and compared to 94% in the first quarter of fiscal 2022.
QNX Royalty Revenue Backlog
The Company defines the royalty revenue backlog of its QNX business as estimated future revenue from variable forecasted royalties related to the QNX business. The estimation of forecasted royalties is based on QNX’s royalty rates and on projections of anticipated volumes that are based on historical shipping experience and current customer projections that management believes are reasonable over the lifetime of a design. The QNX royalty revenue backlog is calculated annually based on current projections of volumes and may not be indicative of actual future revenue. The revenue that the Company will recognize is subject to several factors, including actual volumes and potential terminations or modifications to customer contracts.
The Company’s QNX royalty revenue backlog was approximately $560 million at the end of the first quarter of fiscal 2023 and increased compared to approximately $490 million at the end of the first quarter of fiscal 2022.
Total Contract Value Billings
The Company defines TCV billings as amounts invoiced less credits issued. The Company considers TCV billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Cybersecurity TCV billings was $89 million in the first quarter of fiscal 2023, an increase of $12 million compared to $77 in the first quarter of fiscal 2022.
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
Total Software and Services product revenue, excluding professional services, was approximately 80% recurring in the first quarter of fiscal 2023, consistent with the fourth quarter of fiscal 2022, and decreased compared to approximately 90% recurring in the first quarter of fiscal 2022 due to product mix.
Results of Operations - Three months ended May 31, 2022 compared to the three months ended May 31, 2021
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	May 31, 2022	May 31, 2021	Change
Revenue by Segment
Cybersecurity	$113	$107	$6
IoT	51	43	8
Licensing and Other	4	24	(20)
	$168	$174	$(6)

% Revenue by Segment
Cybersecurity	67.3%	61.5%
IoT	30.4%	24.7%
Licensing and Other	2.3%	13.8%
	100.0%	100.0%
Cybersecurity
The increase in Cybersecurity revenue of $6 million was primarily due to an increase of $16 million related to the sale of Secusmart solutions, partially offset by a decrease of $6 million relating to product revenue in BlackBerry Spark and a decrease of $2 million relating to professional services.
IoT
The increase in IoT revenue of $8 million was primarily due to an increase of $6 million in BlackBerry QNX development seat revenue and an increase of $3 million relating to professional services.

Licensing and Other
The decrease in Licensing and Other revenue of $20 million was primarily due to a decrease of $18 million in revenue from the Company’s intellectual property licensing arrangements due to the pending Patent Sale Transaction in the first quarter of 2023 and associated restrictions on monetization activity and a decrease of $2 million in SAF revenue.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	May 31, 2022	May 31, 2021	Change
Revenue by Geography
North America	$89	$111	$(22)
Europe, Middle East and Africa	60	45	15
Other regions	19	18	1
	$168	$174	$(6)

% Revenue by Geography
North America	53.0%	63.8%
Europe, Middle East and Africa	35.7%	25.9%
Other regions	11.3%	10.3%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $22 million was primarily due to a decrease of $18 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment” and a decrease of $3 million in product revenue in BlackBerry Spark, partially offset by an increase of $2 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $15 million was primarily due to an increase of $16 million related to the sale of Secusmart solutions and an increase of $4 million in BlackBerry QNX development seat revenue, partially offset by a decrease of $3 million in product revenue in BlackBerry Spark.
Other Regions Revenue
The increase in Other regions revenue of $1 million was primarily due to an increase of $1 million in BlackBerry QNX development seat revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $10 million to approximately $104 million in the first quarter of fiscal 2023 (first quarter of fiscal 2022 - $114 million). The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 3.6% to approximately 61.9% of consolidated revenue in the first quarter of fiscal 2023 (first quarter of fiscal 2022 - 65.5%). The decrease was primarily due to a lower gross margin contribution from Licensing and Other and BlackBerry Spark due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “First Quarter Fiscal 2023 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	May 31,		Change	May 31,		Change	May 31,		Change	May 31,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$113	$107	$6	$51	$43	$8	$4	$24	$(20)	$168	$174	$(6)
Segment cost of sales	53	46	7	8	7	1	2	6	(4)	63	59	4
Segment gross margin	$60	$61	$(1)	$43	$36	$7	$2	$18	$(16)	$105	$115	$(10)
Segment gross margin %	53%	57%	(4%)	84%	84%	—%	50%	75%	(25%)	63%	66%	(3%)
Cybersecurity
The decrease in Cybersecurity gross margin of $1 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most Cybersecurity products does not significantly fluctuate based on business volume.
The decrease in Cybersecurity gross margin percentage of 4% was primarily due to an increase in revenue from the sale of Secusmart solutions, which has a lower relative gross margin percentage.
IoT
The increase in IoT gross margin of $7 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in salaries expense.
IoT gross margin percentage was consistent with the first quarter of fiscal 2022.
Licensing and Other
The decrease in Licensing and Other gross margin of $16 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in Licensing and Other gross margin percentage of 25% was primarily due to the reasons discussed above in “Revenue by Segment”.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended May 31, 2022, compared to the quarter ended February 28, 2022 and the quarter ended May 31, 2021. The Company believes it is meaningful to provide a sequential comparison between the first quarter of fiscal 2023 and the fourth quarter of fiscal 2022.

	For the Three Months Ended (in millions)
	May 31, 2022	February 28, 2022	May 31, 2021
Revenue	$168	$185	$174
Operating expenses
Research and development	53	47	57
Selling, marketing and administration	82	64	73
Amortization	27	32	46
Debentures fair value adjustment	(46)	(165)	(4)
Litigation settlement	165	—	—
Total	$281	$(22)	$172

Operating Expenses as % of Revenue
Research and development	31.5%	25.4%	32.8%
Selling, marketing and administration	48.8%	34.6%	42.0%
Amortization	16.1%	17.3%	26.4%
Debentures fair value adjustment	(27.4%)	(89.2%)	(2.3%)
Litigation settlement	98.2%	—%	—%
Total	167.3%	(11.9)%	98.9%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2022, February 28, 2022 and May 31, 2021.
U.S. GAAP Operating Expenses
Operating expenses increased by $303 million, or 1,377.3% in the first quarter of fiscal 2023, compared to the fourth quarter of fiscal 2022 primarily attributable to a $165 million litigation settlement, the difference between the Q1 Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment related to the 1.75% Debentures incurred in the fourth quarter of fiscal 2022 of $119 million, a decrease in benefits of $10 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy and Hardest-Hit Business Recovery Program programs (“COVID-19 subsidies”) to support the business through the COVID-19 pandemic and an increase of $9 million in variable incentive plan costs.
Operating expenses increased by $109 million, or 63.4%, compared to the first quarter of fiscal 2022 primarily attributable to a $165 million litigation settlement and a decrease in benefits of $11 million in COVID-19 subsidies, partially offset by the difference between the Q1 Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment related to the 1.75% Debentures incurred in the first quarter of fiscal 2022 of $42 million, a decrease of $19 million in amortization expense and a decrease of $5 million in salaries and benefits expenses.
Adjusted Operating Expenses
Adjusted operating expenses increased by $15 million, or 12.8%, to $132 million in the first quarter of fiscal 2023 compared to $117 million in the fourth quarter of fiscal 2022. The increase was primarily attributable to a decrease in benefits of $10 million in COVID-19 subsidies, an increase of $9 million in variable incentive plan costs and an increase of $3 million in legal expenses, partially offset by a decrease of $6 million in amortization expense and a decrease of $3 million in commission expenses.
Adjusted operating expenses decreased by $6 million, or 4.3%, to $132 million in the first quarter of fiscal 2023 compared to $138 million in the first quarter of fiscal 2022. The decrease was primarily attributable to a decrease of $10 million in amortization expense, a decrease of $5 million in salaries and benefits expenses and a decrease of $2 million in marketing and advertising expenses, partially offset by a decrease in benefits of $11 million in COVID-19 subsidies.

Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $4 million, or 7.0%, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 primarily due to a decrease of $2 million in salaries and benefits expenses and a decrease of $2 million in consulting fees, partially offset by a decrease in benefits of $1 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX.
Adjusted research and development expenses decreased by $4 million, or 7.3%, to $51 million in the first quarter of fiscal 2023 (first quarter of fiscal 2022 - $55 million). The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $9 million, or 12.3%, in the first quarter of fiscal 2023 compared the first quarter of fiscal 2022 primarily due to a decrease in benefits of $11 million in COVID-19 subsidies, partially offset by a decrease of $3 million in salaries and benefits expenses.
Adjusted selling, marketing and administration expenses increased by $8 million, or 11.6%, to $77 million in the first quarter of fiscal 2023 (first quarter of fiscal 2022 - $69 million). This increase was primarily due to the same reasons described above on a U.S. GAAP basis.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended May 31, 2022 compared to the quarter ended May 31, 2021. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	May 31, 2022	May 31, 2021	Change
Property, plant and equipment	$4	$3	$1
Intangible assets	23	43	(20)
Total	$27	$46	$(19)

	Included in Cost of Sales
	May 31, 2022	May 31, 2021	Change
Property, plant and equipment	$—	$1	$(1)
Intangible assets	2	2	—
Total	$2	$3	$(1)
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $19 million was due to the lower cost base of assets and a decrease in intellectual property held and used related to the Patent Sale Transaction.
Adjusted amortization expense decreased by $10 million to $4 million in the first quarter of fiscal 2023 (first quarter of fiscal 2022 - $14 million) due to the reasons described above on a U.S. GAAP basis.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $1 million was due to the lower cost base of assets.

Investment Loss, Net
Investment loss, net, which includes the interest expense from the 1.75% Debentures, decreased by $1 million to investment loss, net of $1 million in the first quarter of fiscal 2023 (first quarter of fiscal 2022 - investment loss, net of $2 million). The decrease in investment loss, net is primarily due to a decrease in unrealized losses on public equity securities and a higher yield on cash and investments.
Income Taxes
For the first quarter of fiscal 2023, the Company’s net effective income tax expense rate was approximately 2% (first quarter of fiscal 2022 - net effective income tax expense rate of approximately 3%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the 1.75% Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the first quarter of fiscal 2023 was $181 million, or $0.31 basic loss per share and $0.35 diluted loss per share on a U.S. GAAP basis (first quarter of fiscal 2022 - net loss of $62 million, or $0.11 basic and diluted loss per share). The increase in net loss of $119 million was primarily due to an increase in operating expenses, as described above in “Operating Expenses”, a decrease in revenue, as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss was $31 million in the first quarter of fiscal 2023 (first quarter of fiscal 2022 - adjusted net loss of $27 million). The increase in adjusted net loss of $4 million was primarily due to a decrease in revenue as described above in “Revenue by Segment”, a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in operating expenses as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 577 million common shares for basic loss per share and 638 million common shares for diluted loss per share for the first quarter of fiscal 2023 (first quarter of fiscal 2022 - 567 million common shares for basic and diluted loss per share).
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $49 million to $721 million as at May 31, 2022 from $770 million as at February 28, 2022, primarily as a result of changes in working capital. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at May 31, 2022.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	May 31, 2022	February 28, 2022	Change
Cash and cash equivalents	$391	$378	$13
Restricted cash and cash equivalents	28	28	—
Short-term investments	272	334	(62)
Long-term investments	30	30	—
Cash, cash equivalents, and investments	$721	$770	$(49)

The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	May 31, 2022	February 28, 2022	Change
Current assets	$964	$1,043	$(79)
Current liabilities	521	397	124
Working capital	$443	$646	$(203)
Current Assets
The decrease in current assets of $79 million at the end of the first quarter of fiscal 2023 from the end of the fourth quarter of fiscal 2022 was primarily due to a decrease in short term investments of $62 million, a decrease in accounts receivable, net of allowance of $36 million and a decrease in other receivables of $4 million, partially offset by an increase in cash and cash equivalents of $13 million and an increase of $10 million in other current assets.
At May 31, 2022, accounts receivable was $102 million, a decrease of $36 million from February 28, 2022. The decrease was primarily due to lower revenue recognized over the three months ended May 31, 2022 compared to the three months ended February 28, 2022, and a decrease in days sales outstanding to 66 days at the end of the first quarter of fiscal 2023 from 67 days at the end of the fourth quarter of fiscal 2022.
At May 31, 2022, other receivables was $21 million, a decrease of $4 million from February 28, 2022. The decrease was primarily due to a decrease of $5 million relating to COVID-19 subsidies.
At May 31, 2022, other current assets was $169 million, an increase of $10 million from February 28, 2022. The increase was primarily due to an increase of $7 million in prepaid software and an increase of $3 million in inventory.
Current Liabilities
The increase in current liabilities of $124 million at the end of the first quarter of 2023 from the end of the fourth quarter of fiscal 2022 was primarily due an increase in accruals of $147 million and an increase in income taxes payable of $2 million, partially offset by a decrease in deferred revenue, current of $17 million and a decrease in accounts payable of $8 million.
Accrued liabilities were $304 million, reflecting an increase of $147 million compared to February 28, 2022. The increase was primarily due to a $165 million legal settlement accrual, partially offset by a decrease of $12 million in variable incentive plan costs and a decrease of $4 million in payroll accruals.
Income taxes payable were $13 million, reflecting an increase of $2 million compared to February 28, 2022, which was primarily due to income earned in taxable jurisdictions.
Deferred revenue, current was $190 million, reflecting a decrease of $17 million compared to February 28, 2022 that was attributable to a $13 million decrease in deferred revenue, current related to BlackBerry Spark and $3 million related to BlackBerry AtHoc.
Accounts payable were $14 million, reflecting a decrease of $8 million from February 28, 2022, which was primarily due to timing of payments.

Cash flows for the three months ended May 31, 2022 compared to the three months ended May 31, 2021 were as follows:

	For the Three Months Ended
	(in millions)
	May 31, 2022	May 31, 2021	Change
Net cash flows provided by (used in):
Operating activities	$(42)	$(33)	$(9)
Investing activities	53	176	(123)
Financing activities	3	4	(1)
Effect of foreign exchange gain (loss) on cash and cash equivalents	(1)	3	(4)
Net increase in cash and cash equivalents	$13	$150	$(137)
Operating Activities
The increase in net cash flows used in operating activities of $9 million primarily reflects the net changes in working capital.
Investing Activities
During the three months ended May 31, 2022, cash flows provided by investing activities were $53 million and included cash provided by transactions involving the acquisitions of short-term investments, net of the proceeds on sale or maturity in the amount of $62 million, offset by cash used in the acquisition of intangible assets of $8 million, and the acquisition of property, plant and equipment of $1 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $176 million and included cash provided by transactions involving the acquisitions of short-term investments, net of the proceeds on sale or maturity in the amount of $184 million, offset by cash used in the acquisition intangible assets of $6 million, and the acquisitions of property, plant and equipment of $2 million.
Financing Activities
The decrease in cash flows provided by financing activities of $1 million for the first three months of fiscal 2023 was primarily due to a decrease in common shares issued upon the exercise of stock options.
Debenture Financing and Other Funding Sources
See Note 5 to the Consolidated Financial Statements for a description of the 1.75% Debentures.
The Company has $26 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 2 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $721 million as at May 31, 2022. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at May 31, 2022:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$94	$30	$64
Purchase obligations and commitments	129	107	22
Litigation settlement	165	165	—
Debt interest and principal payments	376	6	370
Total	$764	$308	$456

Total contractual and other obligations as at May 31, 2022 increased by approximately $161 million as compared to the February 28, 2022 balance of approximately $603 million, which was attributable to a litigation settlement and an increase in purchase obligations and commitments, partially offset by a decrease in operation lease obligations.
The Company does not have any material off-balance sheet arrangements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2023 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2022, approximately 21% of cash and cash equivalents, 7% of accounts receivables and 40% of accounts payable were denominated in foreign currencies (February 28, 2022 – 37%, 23% and 30%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at May 31, 2022 (after hedging activities), the impact to the Company would be immaterial.
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
Interest Rate
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued 1.75% Debentures with a fixed interest rate, as described in Note 5 to the Consolidated Financial Statements. The fair value of the 1.75% Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the 1.75% Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the 1.75% Debentures.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at May 31, 2022 was $4 million (February 28, 2022 - $4 million). There was no customer that comprised more than 10% of accounts receivable as at May 31, 2022 (February 28, 2022 - no customer that comprised more than 10%). During the first quarter of fiscal 2023, the percentage of the Company’s receivable balance that was past due increased by 6.2% compared to the fourth quarter of fiscal 2022. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 15% of the Company’s revenue in the three months ended May 31, 2022 (three months ended May 31, 2021 - no customer comprised more than 10% of the Company’s revenue.)
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
ITEM 4. CONTROLS AND PROCEDURES
As of May 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended May 31, 2022, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*†	Employment agreement with John Giamatteo, dated August 3, 2021
10.2*†	Employment agreement with Mattias Eriksson, dated April 13, 2021
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: June 24, 2022	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)