Form 10-Q
period 2022-08-31
BLACKBERRY Ltd
filed 2022-09-28
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022

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
Yes ☐   No  ☒

The registrant had 577,416,687 common shares issued and outstanding as of September 23, 2022.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	August 31, 2022	February 28, 2022
Assets
Current
Cash and cash equivalents (note 2)	$431	$378
Short-term investments (note 2)	212	334
Accounts receivable, net of allowance of $4 and $4, respectively (note 3)	100	138
Other receivables (note 3)	15	25
Income taxes receivable	9	9
Other current assets (note 3)	173	159
	940	1,043
Restricted cash and cash equivalents (note 2)	27	28
Long-term investments (note 2)	29	30
Other long-term assets (note 3)	8	9
Operating lease right-of-use assets, net	40	50
Property, plant and equipment, net (note 3)	27	41
Goodwill (note 3)	837	844
Intangible assets, net (note 3)	473	522
	$2,381	$2,567
Liabilities
Current
Accounts payable	$20	$22
Accrued liabilities (note 3 and note 9)	300	157
Income taxes payable (note 4)	17	11
Deferred revenue, current (note 10)	179	207
	516	397
Deferred revenue, non-current (note 10)	30	37
Operating lease liabilities	54	66
Other long-term liabilities	2	4
Long-term debentures (note 5)	449	507
	1,051	1,011
Commitments and contingencies (note 9)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 577,415,891 voting common shares (February 28, 2022 - 576,227,898)	2,887	2,869
Deficit	(1,529)	(1,294)
Accumulated other comprehensive loss (note 8)	(28)	(19)
	1,330	1,556
	$2,381	$2,567
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended August 31, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2022	$2,880	$(1,475)	$(20)	$1,385
Net loss	—	(54)	—	(54)
Other comprehensive loss	—	—	(8)	(8)
Stock-based compensation	7	—	—	7
Balance as at August 31, 2022	$2,887	$(1,529)	$(28)	$1,330

	Three Months Ended August 31, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2021	$2,834	$(1,368)	$(10)	$1,456
Net loss	—	(144)	—	(144)
Other comprehensive loss	—	—	(5)	(5)
Stock-based compensation	10	—	—	10
Shares issued:
Exercise of stock options	1	—	—	1
Balance as at August 31, 2021	$2,845	$(1,512)	$(15)	$1,318

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Six Months Ended August 31, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2022	$2,869	$(1,294)	$(19)	$1,556
Net loss	—	(235)	—	(235)
Other comprehensive loss	—	—	(9)	(9)
Stock-based compensation (note 6)	15	—	—	15
Shares issued:
Employee share purchase plan (note 6)	3	—	—	3
Balance as at August 31, 2022	$2,887	$(1,529)	$(28)	$1,330

	Six Months Ended August 31, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2021	$2,823	$(1,306)	$(13)	$1,504
Net loss	—	(206)	—	(206)
Other comprehensive loss	—	—	(2)	(2)
Stock-based compensation	17	—	—	17
Shares issued:
Exercise of stock options	2	—	—	2
Employee share purchase plan	3	—	—	3
Balance as at August 31, 2021	$2,845	$(1,512)	$(15)	$1,318

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Revenue (note 10)	$168	$175	$336	$349
Cost of sales	62	63	126	123
Gross margin	106	112	210	226

Operating expenses
Research and development	54	58	107	115
Selling, marketing and administration	86	83	168	156
Amortization	25	45	52	91
Impairment of long-lived assets (note 2)	4	—	4	—
Gain on sale of property, plant and equipment, net (note 3)	(6)	—	(6)	—
Debentures fair value adjustment (note 5)	(10)	67	(56)	63
Litigation settlement (note 9)	—	—	165	—
	153	253	434	425
Operating loss	(47)	(141)	(224)	(199)
Investment loss, net	(2)	(1)	(3)	(3)
Loss before income taxes	(49)	(142)	(227)	(202)
Provision for income taxes (note 4)	5	2	8	4
Net loss	$(54)	$(144)	$(235)	$(206)
Loss per share (note 7)
Basic	$(0.09)	$(0.25)	$(0.41)	$(0.36)
Diluted	$(0.10)	$(0.25)	$(0.45)	$(0.36)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net loss	$(54)	$(144)	$(235)	$(206)
Other comprehensive loss
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and six months ended August 31, 2022 and August 31, 2021 (note 8)	(2)	(2)	(1)	(1)
Foreign currency translation adjustment	(6)	(3)	(10)	(2)
Net change in fair value from instrument-specific credit risk on the 1.75% Debentures, net of income taxes of nil for the three and six months ended August 31, 2022 and August 31, 2021 (note 5)	—	—	2	1
Other comprehensive loss	(8)	(5)	(9)	(2)
Comprehensive loss	$(62)	$(149)	$(244)	$(208)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Six Months Ended
	August 31, 2022	August 31, 2021
Cash flows from operating activities
Net loss	$(235)	$(206)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	57	97
Stock-based compensation	15	17
Impairment of long-lived assets (note 2)	4	—
Gain on sale of property, plant and equipment, net (note 3)	(6)	—
Debentures fair value adjustment (note 5)	(56)	63
Operating leases	(9)	(8)
Other	3	(2)
Net changes in working capital items
Accounts receivable, net of allowance	38	61
Other receivables	10	2
Income taxes receivable	—	1
Other assets	(1)	4
Accounts payable	(2)	2
Accrued liabilities	145	(2)
Income taxes payable	6	3
Deferred revenue	(35)	(50)
Net cash used in operating activities	(66)	(18)
Cash flows from investing activities
Acquisition of long-term investments	(2)	(1)
Acquisition of property, plant and equipment	(4)	(4)
Proceeds on sale of property, plant and equipment (note 3)	17	—
Acquisition of intangible assets	(16)	(14)
Acquisition of short-term investments	(273)	(429)
Proceeds on sale or maturity of restricted short-term investments	—	24
Proceeds on sale or maturity of short-term investments	395	537
Net cash provided by investing activities	117	113
Cash flows from financing activities
Issuance of common shares	3	5
Net cash provided by financing activities	3	5
Effect of foreign exchange loss on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2)	—
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	52	100
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	406	218
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$458	$318
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2022 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and six months ended August 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2023. The consolidated balance sheet at February 28, 2022 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Impairment of Long-Lived Assets
During the second quarter of fiscal 2023, the Company decided to exit and seek subleases for certain leased facilities. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $4 million related to the operating lease right-of-use (“ROU”) assets for those facilities. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.
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
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at August 31, 2022 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$114	$—	$—	$114	$112	$—	$—	$2
Other investments	27	2	—	29	—	—	29	—
	141	2	—	143	112	—	29	2
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits and certificates of deposits	35	—	—	35	10	—	—	25
Bearer deposit notes	126	—	—	126	126	—	—	—
Commercial paper	198	—	—	198	83	115	—	—
Non-U.S. promissory notes	79	—	—	79	44	35	—	—
Non-U.S. treasury bills/notes	25	—	—	25	25	—	—	—
Non-U.S. government sponsored enterprise notes	75	—	—	75	13	62	—	—
U.S. treasury bills/notes	18	—	—	18	18	—	—	—
	556	—	—	556	319	212	—	25
	$707	$2	$(10)	$699	$431	$212	$29	$27
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
As at August 31, 2022, the Company had private non-marketable equity investments without readily determinable fair value of $29 million (February 28, 2022 - $30 million). As of August 31, 2022, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2022 - $3 million).
There were no realized gains or losses on available-for-sale securities for the three and six months ended August 31, 2022 and August 31, 2021.
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
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at August 31, 2022 and February 28, 2022 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	August 31, 2022	February 28, 2022
Cash and cash equivalents	$431	$378
Restricted cash and cash equivalents	27	28
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$458	$406

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at August 31, 2022 and February 28, 2022 were as follows:

	As at
	August 31, 2022		February 28, 2022
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$556	$556	$634	$634
No fixed maturity	10	—	10	1
	$566	$556	$644	$635
As at August 31, 2022 and February 28, 2022, the Company had no available-for-sale debt securities with continuous unrealized losses.
3.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at August 31, 2022 was $4 million (February 28, 2022 - $4 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

As at
August 31, 2022
Beginning balance as of February 28, 2021	$10
Prior period recovery for expected credit losses	(2)
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at February 28, 2022	4
Current period recovery for expected credit losses	—
Ending balance of the allowance for credit loss as at August 31, 2022	$4
The allowance for credit losses as at August 31, 2022 consists of $1 million (February 28, 2022 - $2 million) relating to CECL estimated based on days past due and region and $3 million (February 28, 2022 - $2 million) relating to specific customers that were evaluated separately.
There was no customer that comprised more than 10% of accounts receivable as at August 31, 2022 (February 28, 2022 - no customer comprised more than 10%).
Other Receivables
As at August 31, 2022, other receivables included items such as an intellectual property licensing receivable, among other items, none of which were greater than 5% of the current assets balance.
As at February 28, 2022, other receivables included items such as receivables from the Government of Canada’s Hardest-Hit Business Recovery Program (“HHBRP”) and an intellectual property licensing receivable, among other items, none of which were greater than 5% of the current assets balance.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Current Assets
Other current assets comprised the following:

	As at
	August 31, 2022	February 28, 2022
Intellectual property	$132	$118
Other	41	41
	$173	$159
On January 29, 2022, the Company entered into a patent sale agreement with Catapult IP Innovations, Inc. (“Catapult”), pursuant to which the Company agreed to sell substantially all of its non-core patent assets to Catapult for a total transaction price of $600 million. Patents that are essential to the Company’s current core business operations are excluded from the transaction. Pursuant to the patent sale agreement, the Company would receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. Completion of the revenue transaction is subject to the satisfaction of closing conditions. Catapult continues to work on securing its required financing; however, the Company is no longer under exclusivity with Catapult and is continuing to explore alternative options in parallel. For the year ended February 28, 2022, the Company had classified $118 million of intellectual property that would be sold under the patent sale agreement with Catapult as other current assets on the Company’s consolidated balance sheets relating to the patent sale agreement. As at August 31, 2022, the Company continues to classify $132 million of intellectual property, which includes the initial $118 million of intellectual property that would be sold under the patent sale agreement with Catapult with additions related to patent maintenance, as other current assets on the Company’s consolidated balance sheets.
Other current assets also included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in any of the periods presented.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	August 31, 2022	February 28, 2022
Cost
BlackBerry operations and other information technology	$94	$92
Leasehold improvements and other	18	53
Furniture and fixtures	10	10
Manufacturing, repair and research and development equipment	2	1
	124	156
Accumulated amortization	97	115
Net book value	$27	$41
Sale of Property, Plant and Equipment, Net
During the second quarter of fiscal 2023, the Company completed the sale of its corporate aircraft. As a result, the Company recorded proceeds of approximately $17 million and incurred a gain on disposal of approximately $6 million (cost of $29 million, accumulated amortization of $18 million, and a net book value of approximately $11 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Intangible Assets, Net
Intangible assets comprised the following:

	As at August 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$802	$221
Other acquired intangibles	494	302	192
Intellectual property	120	60	60
	$1,637	$1,164	$473

	As at February 28, 2022
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$776	$247
Other acquired intangibles	494	283	211
Intellectual property	117	53	64
	$1,634	$1,112	$522
For the six months ended August 31, 2022, amortization expense related to intangible assets amounted to $50 million (six months ended August 31, 2021 - $89 million).
Total additions to intangible assets for the six months ended August 31, 2022 amounted to $16 million (six months ended August 31, 2021 - $14 million). During the six months ended August 31, 2022, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at August 31, 2022, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2023 and each of the five succeeding years is expected to be as follows: fiscal 2023 - $50 million; fiscal 2024 - $95 million; fiscal 2025 - $90 million; fiscal 2026 - $86 million; fiscal 2027 - $79 million and fiscal 2028 - $44 million.
Goodwill
Changes to the carrying amount of goodwill during the six months ended August 31, 2022 were as follows:

Carrying Amount
Carrying amount as at February 28, 2021	$849
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(5)
Carrying amount as at February 28, 2022	844
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(7)
Carrying amount as at August 31, 2022	$837
In the fourth quarter of fiscal 2022, the Company announced that it had agreed to the sale of a significant amount of patent assets to Catapult subject to the satisfaction of closing conditions. The completion of the sale would accelerate the timing of estimated cash flows for the Intellectual Property reporting unit and, based upon changes in the estimates to future cash flows following the contemplated sale, could potentially result in impacts that would be material to the consolidated financial statements in relation to the recoverability of the carrying value of that reporting unit.
Other Long-term Assets
As at August 31, 2022 and February 28, 2022, other long-term assets included long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	August 31, 2022	February 28, 2022
Accrued settlement (note 9)	$164	$—
Accrued royalties	20	20
Operating lease liabilities, current	25	28
Other	91	109
	$300	$157
Other accrued liabilities include accrued director fees, accrued vendor liabilities, accrued carrier liabilities, variable incentive accrual and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
4.    INCOME TAXES
For the six months ended August 31, 2022, the Company’s net effective income tax expense rate was approximately 4% compared to a net effective income tax expense rate of 2% for the six months ended August 31, 2021. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the 1.75% Debentures (as defined in Note 5), amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at August 31, 2022 were $20 million (February 28, 2022 - $20 million). As at August 31, 2022, $20 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
The Company originally determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 7.19% as of August 31, 2022. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.
The following table summarizes the change in fair value of the 1.75% Debentures for the six months ended August 31, 2022, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
August 31, 2022
Balance as at February 28, 2022	$507
Change in fair value of the 1.75% Debentures	(58)
Balance as at August 31, 2022	$449
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $84 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the three and six months ended August 31, 2022 and August 31, 2021:

	Three Months Ended		Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$10	$(67)	$56	$(63)
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	—	2	1
Total decrease (increase) in the fair value of the 1.75% Debentures	$10	$(67)	$58	$(62)
For the three and six months ended August 31, 2022, the Company recorded interest expense related to the 1.75% Debentures of $2 million, and $3 million which has been included in investment loss, net on the Company’s consolidated statements of operations (three and six months ended August 31, 2021 - $2 million and $3 million).
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
6.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the six months ended August 31, 2022:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2022	576,228	$2,869
Exercise of stock options	57	—
Common shares issued for restricted share unit settlements	673	—
Stock-based compensation	—	15
Common shares issued for employee share purchase plan	458	3
Common shares outstanding as at August 31, 2022	577,416	$2,887
The Company had 577 million voting common shares outstanding, 1 million options to purchase voting common shares, 15 million RSUs and 1 million DSUs outstanding as at September 23, 2022. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 5.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

7.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net loss for basic loss per share available to common shareholders	$(54)	$(144)	$(235)	$(206)
Less: 1.75% Debentures fair value adjustment (1) (2)	(10)	—	(56)	—
Add: interest expense on 1.75% Debentures (1) (2)	2	—	3	—
Net loss for diluted loss per share available to common shareholders	$(62)	$(144)	$(288)	$(206)

Weighted average number of shares outstanding (000’s) - basic (3) (4)	577,314	568,082	577,097	567,724
Effect of dilutive securities (000’s)
Conversion of 1.75% Debentures (1) (2)	60,833	—	60,833	—
Weighted average number of shares and assumed conversions (000’s) diluted	638,147	568,082	637,930	567,724
Loss per share - reported
Basic	$(0.09)	$(0.25)	$(0.41)	$(0.36)
Diluted	$(0.10)	$(0.25)	$(0.45)	$(0.36)
______________________________
(1) The Company has presented the dilutive effect of the 1.75% Debentures using the if-converted method, assuming conversion at the beginning of the quarter for the three and six months ended August 31, 2022. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the 1.75% Debentures and interest expense incurred on the 1.75% Debentures for the three and six months ended August 31, 2022, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 5 for details on the 1.75% Debentures.
(2) The Company has not presented the dilutive effect of the 1.75% Debentures using the if-converted method in the calculation of diluted loss per share for the three and six months ended August 31, 2021, as to do so would be antidilutive. See Note 5 for details on the 1.75% Debentures.
(3) The three and six months ended August 31, 2021, includes approximately 1,421,945 common shares (Exchange Shares) remaining that were subsequently issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019 in consideration for the acquisition.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three and six months ended August 31, 2022 and August 31, 2021, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three and six months ended August 31, 2022 and August 31, 2021 were as follows:

	Three Months Ended		Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Cash Flow Hedges
Balance, beginning of period	$1	$2	$—	$1
Other comprehensive loss before reclassification	(2)	(2)	(1)	—
Amounts reclassified from AOCL into net loss	—	—	—	(1)
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$(1)	$—	$(1)	$—
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(14)	$(3)	$(10)	$(4)
Other comprehensive loss	(6)	(3)	(10)	(2)
Foreign currency cumulative translation adjustment	$(20)	$(6)	$(20)	$(6)
Change in Fair Value From Instrument-Specific Credit Risk On 1.75% Debentures
Balance, beginning of period	$(6)	$(8)	$(8)	$(9)
Other comprehensive income before reclassification	—	—	2	1
Change in fair value from instruments-specific credit risk on 1.75% Debentures	$(6)	$(8)	$(6)	$(8)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(28)	$(15)	$(28)	$(15)

9.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $26 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of August 31, 2022. See the discussion of restricted cash in Note 2.
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
Management reviews all of the relevant facts for each claim and applies judgment in evaluating the likelihood and, if applicable, the amount of any potential loss. Where a potential loss is considered probable and the amount is reasonably

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

estimable, provisions for loss are made based on management’s assessment of the likely outcome. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum amount in the range. The Company does not provide for claims for which the outcome is not probable or claims for which the amount of the loss cannot be reasonably estimated. Any settlements or awards under such claims are provided for when reasonably determinable.
As of August 31, 2022, with the exception of the U.S. class actions settlement discussed in “Litigation Settlement” below in this Note 9, there are no other material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits and one individual lawsuit were filed against the Company and certain of its former officers in various jurisdictions in the U.S. and Canada alleging that the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and business prospects and that certain of the Company’s financial statements contain material misstatements. The individual lawsuit was voluntarily dismissed and the consolidated U.S. class actions reached an agreement in principle to settle; see “Litigation Settlement” below in this Note 9.
On July 23, 2014, the plaintiff in the putative Ontario class action filed a motion for class certification and for leave to pursue statutory misrepresentation claims. On November 17, 2015, the Ontario Superior Court of Justice issued an order granting the plaintiffs’ motion for leave to file a statutory claim for misrepresentation. On December 2, 2015, the Company filed a notice of motion seeking leave to appeal this ruling. On November 15, 2018, the Court denied the Company’s motion for leave to appeal the order granting the plaintiffs leave to file a statutory claim for misrepresentation. On February 5, 2019, the Court entered an order certifying a class comprised persons (a) who purchased BlackBerry common shares between March 28, 2013, and September 20, 2013, and still held at least some of those shares as of September 20, 2013, and (b) who acquired those shares on a Canadian stock exchange or acquired those shares on any other stock exchange and were a resident of Canada when the shares were acquired. Notice of class certification was published on March 6, 2019. The Company filed its Statement of Defence on April 1, 2019. Discovery is proceeding and the Court has not set a trial date.
On March 17, 2017, a putative employment class action was filed against the Company in the Ontario Superior Court of Justice. The Statement of Claim alleges that actions the Company took when certain of its employees decided to accept offers of employment from Ford Motor Company of Canada amounted to a wrongful termination of the employees’ employment with the Company. The claim seeks (i) an unspecified quantum of statutory, contractual, or common law termination entitlements; (ii) punitive or breach of duty of good faith damages of CAD$20 million, or such other amount as the Court finds appropriate, (iii) pre- and post- judgment interest, (iv) attorneys’ fees and costs, and (v) such other relief as the Court deems just. The Court granted the plaintiffs’ motion to certify the class action on May 27, 2019. The Company commenced a motion for leave to appeal the certification order on June 11, 2019. The Court denied the motion for leave to appeal on September 17, 2019. The Company filed its Statement of Defence on December 19, 2019. Discovery is proceeding and the Court has not set a trial date.
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the 10-day average closing price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at August 31, 2022, the liability recorded in association with this award is approximately $1 million (February 28, 2022 - $2 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

As at August 31, 2022, the Company has recognized $17 million (February 28, 2022 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)Litigation Settlement
On March 14, 2014, the four putative U.S. class actions were consolidated in the U.S. District Court for the Southern District of New York, and on May 27, 2014, a consolidated amended class action complaint was filed. On March 13, 2015, the Court issued an order granting the Company’s motion to dismiss. The Court denied the plaintiffs’ motion for reconsideration and for leave to file an amended complaint on November 13, 2015. On August 24, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court order dismissing the complaint, but vacated the order denying leave to amend and remanded to the District Court for further proceedings in connection with the plaintiffs’ request for leave to amend. The Court granted the plaintiffs’ motion for leave to amend on September 13, 2017. On September 29, 2017, the plaintiffs filed a second consolidated amended class action complaint (the “Second Amended Complaint”), which added the Company’s former Chief Legal Officer as a defendant. The Court denied the motion to dismiss the Second Amended Complaint on March 19, 2018. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On January 26, 2021, the District Court granted the plaintiffs’ motion for class certification. The class includes “all persons who purchased or otherwise acquired the common stock of BlackBerry Limited on the NASDAQ during the period from March 28, 2013, through and including September 20, 2013”. The class excludes (a) all persons and entities who purchased or otherwise acquired the Company’s common stock between March 28, 2013, and April 10, 2013, and who sold all their Company common stock before April 11, 2013, and (b) the defendants, officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors, or assigns, and any entity in which any of the Defendants have or had a controlling interest. The Second Circuit Court of Appeals denied the defendants’ petition for review of the class certification order on June 23, 2021. The Second Circuit Court of Appeals affirmed the District Court judgment dismissing Cho and Ulug’s claims on March 11, 2021, and denied Cho and Ulug’s petition for panel rehearing and rehearing en banc on April 28, 2021. On May 5, 2021, the parties participated in a mediation with the Hon. Layn Phillips (ret.), which did not result in an agreement. On September 10, 2021. the Court granted the plaintiffs’ unopposed motion for approval of the class notice plan. Postcard notice was mailed on October 8, 2021; publication notice was issued starting on October 18, 2021. On January 3, 2022, the Court denied defendants’ motion for summary judgment except with respect to seven statements the Court found were barred by the statute of repose. On April 6, 2022, the parties accepted a mediator’s settlement proposal, and reached an agreement in principle to settle the U.S. consolidated actions for $165 million. The Stipulation of Settlement was executed effective June 7, 2022. On June 14, 2022, the Court granted plaintiffs’ motion for preliminary approval of the settlement and scheduled the final approval hearing for September 29, 2022. In the first quarter of fiscal 2023, the Company accrued $165 million associated with this settlement within the line Litigation settlement on the consolidated statement of operations. On June 29, 2022, the Company paid $1 million of the settlement amount. The remaining $164 million was paid on September 6, 2022.
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
Segment Disclosures
The Company is organized and managed as three operating segments: Cybersecurity, IoT, and Licensing and Other.
The following table shows information by operating segment for the three and six months ended August 31, 2022 and August 31, 2021:

	For the Three Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	August 31,		August 31,		August 31,		August 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Segment revenue	$111	$120	$51	$40	$6	$15	$168	$175
Segment cost of sales	50	49	9	7	2	6	61	62
Segment gross margin (1)	$61	$71	$42	$33	$4	$9	$107	$113

	For the Six Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	August 31,		August 31,		August 31,		August 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Segment revenue	$224	$227	$102	$83	$10	$39	$336	$349
Segment cost of sales	103	95	17	14	4	12	124	121
Segment gross margin (1)	$121	$132	$85	$69	$6	$27	$212	$228
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.
Cybersecurity consists of the Company’s BlackBerry Spark® software platform, BlackBerry® AtHoc®, BlackBerry® Alert and BlackBerry® SecuSUITE®. The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry® Cyber Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suite, offering the Company’s broadest range of tailored cybersecurity and endpoint management options. The BlackBerry Spark UES Suite includes revenue from the Company’s Cylance® artificial intelligence and machine learning-based platform consisting of CylancePROTECT®, CylanceOPTICS®, CylancePERSONA™, CylanceGATEWAY™, CylanceGUARD® managed services, CylancePROTECT Mobile™ and other cybersecurity applications. The BlackBerry Spark UEM Suite includes the Company’s BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment gross margin for the three and six months ended August 31, 2022 and August 31, 2021 to the Company’s consolidated totals:

	Three Months Ended		Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Total segment gross margin	$107	$113	212	$228
Adjustments (1):
Less: Stock compensation	1	1	2	2
Less:
Research & development	54	58	107	115
Selling, marketing and administration	86	83	168	156
Amortization	25	45	52	91
Impairment of long-lived assets	4	—	4	—
Gain on sale of property, plant and equipment, net	(6)	—	(6)	—
Debentures fair value adjustment	(10)	67	(56)	63
Litigation settlement	—	—	165	—
Investment loss, net	2	1	3	3
Consolidated loss before income taxes	$(49)	$(142)	$(227)	$(202)
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
North America (1)	$85	$101	$174	$212
Europe, Middle East and Africa	61	57	121	102
Other regions	22	17	41	35
Total	$168	$175	$336	$349

North America (1)	50.6%	57.7%	51.8%	60.8%
Europe, Middle East and Africa	36.3%	32.6%	36.0%	29.2%
Other regions	13.1%	9.7%	12.2%	10.0%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Products and services transferred over time	$95	$107	$193	$213
Products and services transferred at a point in time	73	68	143	136
Total	$168	$175	$336	$349
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the six months ended August 31, 2022:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2022	$138	$244	$16
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	326	283	11
Decrease due to payment, fulfillment of performance obligations, or other	(364)	(318)	(11)
Decrease, net	(38)	(35)	—
Closing balance as at August 31, 2022	$100	$209	$16
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at August 31, 2022 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at August 31, 2022
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$176	$24	$9	$209
Revenue recognized for performance obligations satisfied in prior periods
For the three and six months ended August 31, 2022, $1 million of revenue was recognized for performance obligations satisfied in a prior period (three and six months ended August 31, 2021 - no revenue was recognized relating to performance obligations satisfied in a prior period).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	August 31, 2022		February 28, 2022
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$97	$384	$117	$447
United States	1,253	1,898	1,313	1,989
Other	27	99	27	131
	$1,377	$2,381	$1,457	$2,567

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Information About Major Customers
There was one customer that comprised 16% and 15% of the Company’s revenue in the three and six months ended August 31, 2022, respectively (three and six months ended August 31, 2021 - one customer that comprised 12% and no customer that comprised more than 10% of the Company’s revenue, respectively).
11.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Six Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Interest paid during the period	$2	$2	$3	$3
Income taxes paid during the period	1	3	1	4
Income tax refunds received during the period	—	3	—	5
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2023 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2022, approximately 11% of cash and cash equivalents, 19% of accounts receivable and 43% of accounts payable were denominated in foreign currencies (February 28, 2022 – 37%, 23% and 30%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at August 31, 2022, no single issuer represented more than 22% of the total cash, cash equivalents and investments (February 28, 2022 - no single issuer represented more than 10% of the total cash, cash equivalents and investments), with the largest such issuer representing cash balances and bearer deposits with one of the Company’s banking counterparties.
Liquidity risk
Cash, cash equivalents, and investments were approximately $699 million as at August 31, 2022. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Government subsidies
During fiscal 2021, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) and the Canada Emergency Rent Subsidy (“CERS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS program initially ran for a thirty-six week period between March and November 2020 and the CERS program for a period between September 2020 and July 2021. The programs were subsequently extended to October 2021. The CEWS program provided a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. The extension also included a gradual decrease to the subsidy rate. CEWS received after June 5, 2021 may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time. The CERS program provided a subsidy of up to 65% of eligible fixed property expenses. The base subsidy was determined based on the percentage revenue decline experienced by businesses affected by the COVID-19 pandemic. The CERS program gradually reduced the amount and availability of subsidies in the months leading up to the program’s final claim period.
During the third quarter of fiscal 2022, the Government of Canada announced the HHBRP to continue supporting businesses affected by the COVID-19 pandemic. The HHBRP provides a subsidy of up to 50% of eligible employees’ employment insurable remuneration, subject to certain criteria, and rent and ran until May 7, 2022.
The Company applied for the CEWS, CERS and HHBRP to the extent it met the requirements to receive the subsidy and during the three and six months ended August 31, 2022, recorded nil and $4 million, respectively, in government subsidies as a reduction to operating expenses in the consolidated statement of operations (August 31, 2021 - $11 million and $27 million, respectively). As at August 31, 2022, the Company has recorded nil in accrued government subsidies within other receivables on the consolidated balance sheet (February 28, 2022 - $8 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and six months ended August 31, 2022, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2022 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to its revenue and billings in fiscal 2023, the annual recurring revenue of its Cybersecurity business in fiscal 2024, installations of the BlackBerry IVY™ platform and the sale of substantially all of its non-core patent assets;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - Products and Services”, “Business Overview - COVID-19 and Macroeconomic Factors”, “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended August 31, 2022 compared to the three months ended August 31, 2021 - Revenue - Revenue by Segment” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, the ongoing COVID-19 pandemic, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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
The BlackBerry UES Suite offers leading Cylance® AI and machine learning-based cybersecurity solutions, including: CylancePROTECT®, an EPP and available MTD solution that uses an automated, prevention-first approach to protect against the execution of malicious code on an endpoint; CylanceOPTICS®, an EDR solution that provides both visibility into and prevention of malicious activity on an endpoint; CylanceGUARD®, a managed detection and response solution that provides 24/7 threat hunting and monitoring; CylanceGATEWAY™, an AI-empowered ZTNA solution, and CylancePERSONA™, a UEBA solution that provides continuous authentication by validating user identity in real time. The combined platform features industry-leading threat prevention modules to help organizations cope with the significant growth of cyberattacks. The Company also offers incident response, compromise assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks. The BlackBerry UES Suite natively integrates with BlackBerry® UEM and also works with UEM solutions from other vendors.
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
In the fourth quarter of fiscal 2022, the Company announced its entry into a patent sale agreement with Catapult IP Innovations (“Catapult”) for the sale of substantially all of the Company’s non-core patent assets for total consideration of $600 million (the “Patent Sale Transaction”). Patents that are essential to the Company’s current core business operations are excluded from the Patent Sale Transaction. Pursuant to the terms of the Patent Sale Transaction, at closing, the Company will receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. The Patent Sale Transaction will not impact customers’ use of any of the Company’s products, solutions or services. Completion of the Patent Sale Transaction is subject to the satisfaction of financing and other closing conditions. Catapult continues to work on securing its required financing; however, the Company is no longer under exclusivity with Catapult and is continuing to explore alternative options in parallel.
The Company’s Other business generates revenue from SAF charged to subscribers using the Company’s legacy BlackBerry 7 and prior BlackBerry operating systems, which are no longer supported or maintained as of January 4, 2022.
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
•Achieved conformance for the QNX® Software Development Platform 7.1 with the “Future Airborne Capability Environment” (FACE) technical standard, extending BlackBerry QNX’s support for the aerospace and defense market;
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
Customers and Partners:
•Selected by Volkswagen Group’s software company, Cariad, for its VW.OS, part of a unified software platform to be deployed across all Volkswagen Group brands;
•Announced that BlackBerry QNX software is embedded in over 215 million vehicles;
•Selected by PATEO, a leading Chinese Tier 1, for its intelligent cockpit, PATEO CONNECT+, to be mass produced in more than ten individual models across five automakers;
•Selected by NETA Auto (Hozon’s EV brand) for the digital cockpit and ADAS sockets in the NETA S, a next generation EV Sedan aimed at the Chinese market;
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
•Launched the Software-Defined Vehicle Innovator Awards with MotorTrend;
•Joined with L-SPARK to announce four smart mobility start-ups for the BlackBerry IVY connected car accelerator program;
•Collaborated with LeapXpert to enable the BlackBerry Dynamics platform to provide secure communications through leading messaging applications such as iMessage, WhatsApp and SMS;
•Partnered with Midis Group to expand go-to-market activities in Eastern Europe, the Middle East, and Africa;
•Announced the availability of BlackBerry Radar on AWS Marketplace; and
•Joined forces with NXP to help companies prepare for, and prevent, Y2Q post-quantum cyberattacks.
Environmental, Sustainability and Corporate Governance:
•Appointed Phil Kurtz as Chief Legal Officer and Corporate Secretary; and
•Released the Company’s 2022 Environmental, Social, and Governance (ESG) report.
Pearlstein Settlement
On April 7, 2022, the Company announced that it had reached an agreement in principle to settle the consolidated securities class action lawsuit captioned Pearlstein v. Blackberry Limited, et al., Case No. 13 Civ. 7060 (CM) (KHP) pending against the Company and certain of its former officers in the U.S. District Court for the Southern District of New York. A formal settlement agreement was signed on June 9, 2022, and contemplated an aggregate cash payment by the Company of $165 million to settle the claims brought on behalf of all persons who purchased or otherwise acquired BlackBerry shares on the NASDAQ between March 28, 2013 and September 20, 2013. The Stipulation of Settlement was executed effective June 7, 2022. On June 14, 2022, the Court granted plaintiffs’ motion for preliminary approval of the settlement and scheduled the final approval hearing for September 29, 2022. While the Company believes that the allegations in the case were without merit, it also believes that eliminating the distraction, expense and risk of continued litigation is in the best interests of the Company and its shareholders. In the first quarter of fiscal 2023, the Company accrued $165 million associated with this settlement within the line Litigation settlement on the consolidated statement of operations. On June 29, 2022, the Company paid $1 million of the settlement amount. The remaining $164 million was paid on September 6, 2022.
COVID-19 and Macroeconomic Factors
In response to the COVID-19 pandemic, the Company continues to focus on protecting the health and safety of its employees, customers and partners, while also providing technology to help them do their best wherever they operate. During the second quarter of fiscal 2023, the Company shifted from a remote working model to a hybrid model for most of its global offices with employees returning to work in person on a part-time basis, subject to local rules and regulations.
Although the Company experienced higher Software & Services revenue in the first six months of fiscal 2023 compared to the first six months of fiscal 2022, the COVID-19 pandemic and ensuing global semiconductor shortage have had and may continue to have a material adverse impact on production-based royalties for the Company’s QNX automotive software business. This chip supply disruption and its impact on the Company’s business, results of operations and financial condition may be exacerbated by the invasion of Ukraine by Russia and resulting global sanctions against Russia.
Economic weakness or inflation resulting directly or indirectly from the COVID-19 pandemic and the invasion of Ukraine, as well as higher interest rates implemented in response to inflation, may negatively impact consumer demand for automobiles and may contribute to reduced spending and longer sales cycles for cybersecurity solutions, which in turn may adversely affect the Company’s business. The Company does not believe that inflation had a material effect on its business, results of operations and financial condition in the first six months of fiscal 2023.
The long-term impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on, among other things, the pandemic’s duration and severity, including resurgences in some geographic areas as a result of new strains and variants, the governmental restrictions that may be sustained or imposed in response to the pandemic, and the effectiveness of actions taken to contain or mitigate the pandemic (including the distribution, efficacy and acceptance of vaccines, particularly against emergent viral variants). This impact cannot be reasonably estimated at this time and may not be fully reflected until future periods. Refer to Part II, Item 1A “Risk Factors” in the Annual Report for a discussion of these factors and other risks.

Second Quarter Fiscal 2023 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended August 31, 2022 compared to the quarter ended August 31, 2021 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	August 31, 2022	August 31, 2021	Change
Revenue	$168	$175	$(7)
Gross margin	106	112	(6)
Operating expenses	153	253	(100)
Investment loss, net	(2)	(1)	(1)
Loss before income taxes	(49)	(142)	93
Provision for income taxes	5	2	3
Net loss	$(54)	$(144)	$90
Loss per share - reported
Basic	$(0.09)	$(0.25)
Diluted	$(0.10)	$(0.25)

Weighted-average number of shares outstanding (000’s)
Basic (1)	577,314	568,082
Diluted (2)	638,147	568,082
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the three months ended August 31, 2021 includes 1,421,945 common shares that were subsequently issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019 in consideration for the acquisition.
(2)Diluted loss per share on a U.S. GAAP basis for the three months ended August 31, 2021 does not include the dilutive effect of the 1.75% Debentures (defined below), as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the three months ended August 31, 2022 and August 31, 2021 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following table shows information by operating segment for the three and six months ended August 31, 2022 and August 31, 2021. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance of the Company’s reportable operating segments. See Note 10 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$111	$120	$(9)	$51	$40	$11	$6	$15	$(9)	$168	$175	$(7)
Segment cost of sales	50	49	1	9	7	2	2	6	(4)	61	62	(1)
Segment gross margin	$61	$71	$(10)	$42	$33	$9	$4	$9	$(5)	$107	$113	$(6)

	For the Six Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$224	$227	$(3)	$102	$83	$19	$10	$39	$(29)	$336	$349	$(13)
Segment cost of sales	103	95	8	17	14	3	4	12	(8)	124	121	3
Segment gross margin	$121	$132	$(11)	$85	$69	$16	$6	$27	$(21)	$212	$228	$(16)

The following table reconciles the Company’s segment results for the three and six months ended August 31, 2022 to consolidated U.S. GAAP results:

	For the Three Months Ended August 31, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$111	$51	$6	$168	$—	$168
Cost of sales	50	9	2	61	1	62
Gross margin (1)	$61	$42	$4	$107	$(1)	$106
Operating expenses					153	153
Investment loss, net					2	2
Loss before income taxes						$(49)

	For the Six Months Ended August 31, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$224	$102	$10	$336	$—	$336
Cost of sales	103	17	4	124	2	126
Gross margin (1)	$121	$85	$6	$212	$(2)	$210
Operating expenses					434	434
Investment loss, net					3	3
Loss before income taxes						$(227)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and six months ended August 31, 2022.
The following table reconciles the Company’s segment results for the three and six months ended August 31, 2021 to consolidated U.S. GAAP results:

	For the Three Months Ended August 31, 2021
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$120	$40	$15	$175	$—	$175
Cost of sales	49	7	6	62	1	63
Gross margin (1)	$71	$33	$9	$113	$(1)	$112
Operating expenses					253	253
Investment loss, net					1	1
Loss before income taxes						$(142)

	For the Six Months Ended August 31, 2021
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$227	$83	$39	$349	$—	$349
Cost of sales	95	14	12	121	2	123
Gross margin (1)	$132	$69	$27	$228	$(2)	$226
Operating expenses					425	425
Investment loss, net					3	3
Loss before income taxes						$(202)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and six months ended August 31, 2021.
Financial Highlights
The Company had approximately $699 million in cash, cash equivalents and investments as of August 31, 2022 (February 28, 2022 - $770 million).
In the second quarter of fiscal 2023, the Company recognized revenue of $168 million and a net loss of $54 million, or $0.09 basic loss per share and $0.10 diluted loss per share on a U.S. GAAP basis (second quarter of fiscal 2022 - revenue of $175 million and net loss of $144 million, or $0.25 basic and diluted loss per share).
The Company recognized an adjusted net loss of $29 million, and an adjusted loss of $0.05 per share, on a non-GAAP basis in the second quarter of fiscal 2023 (second quarter of fiscal 2022 - adjusted net loss of $33 million, and adjusted loss of $0.06 per share). See “Non-GAAP Financial Measures” below.
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
As at August 31, 2022, the fair value of the 1.75% Debentures was approximately $449 million, a decrease of approximately $10 million during the second quarter of fiscal 2023. For the three months ended August 31, 2022, the Company recorded non-cash income relating to changes in fair value from non-credit components of $10 million (pre-tax and after tax) (the “Q2 Fiscal 2023 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and a non-cash charge relating to changes in fair value from instrument specific credit risk of nil in Other Comprehensive Loss (“OCL”) relating to the 1.75% Debentures. For the six months ended August 31, 2022, the Company recorded non-cash income relating to changes in fair value from non-credit components of $56 million (pre-tax and after tax) (the “Fiscal 2023 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and non-cash income relating to changes in fair value from instrument specific credit risk of $2 million in OCL relating to the 1.75% Debentures. See Note 5 to the Consolidated Financial Statements for further details on the 1.75% Debentures.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On September 27, 2022, the Company announced financial results for the three and six months ended August 31, 2022, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net loss, adjusted loss per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended August 31, 2022 and August 31, 2021
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net loss, adjusted loss per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.

A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended August 31, 2022 and August 31, 2021 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2022	August 31, 2021
Gross margin	$106	$112
Stock compensation expense	1	1
Adjusted gross margin	$107	$113

Gross margin %	63.1%	64.0%
Stock compensation expense	0.6%	0.6%
Adjusted gross margin %	63.7%	64.6%
Reconciliation of U.S. GAAP operating expense for the three months ended August 31, 2022, May 31, 2022 and August 31, 2021 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2022	May 31, 2022	August 31, 2021
Operating expense	$153	$281	$253
Restructuring charges	3	1	—
Stock compensation expense	5	6	11
Debentures fair value adjustment (1)	(10)	(46)	67
Acquired intangibles amortization	22	23	32
LLA impairment charge	4	—	—
Litigation settlement	—	165	—
Adjusted operating expense	$129	$132	$143
______________________________
(1) See “Second Quarter Fiscal 2023 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”
Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended August 31, 2022 and August 31, 2021 to adjusted net loss and adjusted basic loss per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	August 31, 2022		August 31, 2021
		Basic loss per share		Basic loss per share
Net loss	$(54)	$(0.09)	$(144)	$(0.25)
Restructuring charges	3		—
Stock compensation expense	6		12
Debentures fair value adjustment	(10)		67
Acquired intangibles amortization	22		32
LLA impairment charge	4		—
Adjusted net loss	$(29)	$(0.05)	$(33)	$(0.06)

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended August 31, 2022 and August 31, 2021 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2022	August 31, 2021
Research and development	$54	$58
Stock compensation expense	2	2
Adjusted research and development	$52	$56

Selling, marketing and administration	$86	$83
Restructuring charges	3	—
Stock compensation expense	3	9
Adjusted selling, marketing and administration	$80	$74

Amortization	$25	$45
Acquired intangibles amortization	22	32
Adjusted amortization	$3	$13
Adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage and adjusted EBITDA margin percentage for the three months ended August 31, 2022 and August 31, 2021 are reflected in the table below.

For the Three Months Ended (in millions)	August 31, 2022	August 31, 2021
Operating loss	$(47)	$(141)
Non-GAAP adjustments to operating loss
Restructuring charges	3	—
Stock compensation expense	6	12
Debentures fair value adjustment	(10)	67
Acquired intangibles amortization	22	32
LLA impairment charge	4	—
Total non-GAAP adjustments to operating loss	25	111
Adjusted operating loss	(22)	(30)
Amortization	28	48
Acquired intangibles amortization	(22)	(32)
Adjusted EBITDA	$(16)	$(14)

Revenue	$168	$175
Adjusted operating loss margin % (1)	(13%)	(17%)
Adjusted EBITDA margin % (2)	(10%)	(8%)
______________________________
(1) Adjusted operating loss margin % is calculated by dividing adjusted operating loss by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the six months ended August 31, 2022 and August 31, 2021
A reconciliation of the most directly comparable U.S. GAAP financial measures for the six months ended August 31, 2022 and August 31, 2021 to adjusted financial measures is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2022	August 31, 2021
Gross margin	$210	$226
Stock compensation expense	2	2
Adjusted gross margin	$212	$228

Gross margin %	62.5%	64.8%
Stock compensation expense	0.6%	0.5%
Adjusted gross margin %	63.1%	65.3%
Reconciliation of U.S. GAAP operating expense for the six months ended August 31, 2022 and August 31, 2021 to adjusted operating expense is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2022	August 31, 2021
Operating expense	$434	$425
Restructuring charges	4	—
Stock compensation expense	11	17
Debentures fair value adjustment (1)	(56)	63
Acquired intangibles amortization	45	64
LLA impairment charge	4	—
Litigation settlement	165	—
Adjusted operating expense	$261	$281
______________________________
(1) See “Second Quarter Fiscal 2023 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the six months ended August 31, 2022 and August 31, 2021 to adjusted net loss and adjusted basic loss per share is reflected in the table below:

For the Six Months Ended (in millions, except per share amounts)	August 31, 2022		August 31, 2021
		Basic loss per share		Basic loss per share
Net loss	$(235)	$(0.41)	$(206)	$(0.36)
Restructuring charges	4		—
Stock compensation expense	13		19
Debentures fair value adjustment	(56)		63
Acquired intangibles amortization	45		64
LLA impairment charge	4		—
Litigation settlement	165		—
Adjusted net loss	$(60)	$(0.10)	$(60)	$(0.11)

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the six months ended August 31, 2022 and August 31, 2021 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2022	August 31, 2021
Research and development	$107	$115
Stock compensation expense	4	4
Adjusted research and development	$103	$111

Selling, marketing and administration	$168	$156
Restructuring charges	4	—
Stock compensation expense	7	13
Adjusted selling, marketing and administration	$157	$143

Amortization	$52	$91
Acquired intangibles amortization	45	64
Adjusted amortization	$7	$27
Adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage and adjusted EBITDA margin percentage for the six months ended August 31, 2022 and August 31, 2021 are reflected in the table below.

For the Six Months Ended (in millions)	August 31, 2022	August 31, 2021
Operating loss	$(224)	$(199)
Non-GAAP adjustments to operating loss
Restructuring charges	4	—
Stock compensation expense	13	19
Debentures fair value adjustment	(56)	63
Acquired intangibles amortization	45	64
LLA impairment charge	4	—
Litigation settlement	165	—
Total non-GAAP adjustments to operating loss	175	146
Adjusted operating loss	(49)	(53)
Amortization	57	97
Acquired intangibles amortization	(45)	(64)
Adjusted EBITDA	$(37)	$(20)

Revenue	$336	$349
Adjusted operating loss margin % (1)	(15%)	(15%)
Adjusted EBITDA margin % (2)	(11%)	(6%)
______________________________
(1) Adjusted operating loss margin % is calculated by dividing adjusted operating loss by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The Company uses free cash flow (usage) when assessing its sources of liquidity, capital resources, and quality of earnings. The Company believes that free cash flow (usage) is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. Reconciliation of U.S. GAAP net cash flow provided by (used in) operating activities for the three months ended August 31, 2022 and August 31, 2021 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2022	August 31, 2021
Net cash provided by (used in) operating activities	$(23)	$12
Acquisition of property, plant and equipment	(3)	(2)
Free cash flow (usage)	$(26)	$10
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), Cybersecurity total contract value (“TCV”) billings, and recurring revenue percentage do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies.
Comparative breakdowns of certain key metrics for the three months ended August 31, 2022 and August 31, 2021 are set forth below.

For the Three Months Ended (in millions)	August 31, 2022	August 31, 2021	Change
Cybersecurity Annual Recurring Revenue	$321	$364	$(43)
Cybersecurity Dollar-Based Net Retention Rate	85%	95%	(10%)
Cybersecurity Total Contract Value Billings	$102	$104	$(2)
Recurring Software Product Revenue	~ 80%	~ 80%	—%
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Cybersecurity ARR was approximately $321 million in the second quarter of fiscal 2023 and decreased compared to $334 million in the first quarter of fiscal 2023 and compared to $364 million in the second quarter of fiscal 2022.
The Company expects Cybersecurity ARR to return to growth in early fiscal 2024.
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
Cybersecurity DBNRR was 85% in the second quarter of fiscal 2023 and decreased compared to 88% in the first quarter of fiscal 2023 and compared to 95% in the second quarter of fiscal 2022.
Total Contract Value Billings
The Company defines TCV billings as amounts invoiced less credits issued. The Company considers TCV billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Cybersecurity TCV billings was $102 million in the second quarter of fiscal 2023 and increased compared to $89 million in the first quarter of fiscal 2023 and decreased compared to $104 million in the second quarter of fiscal 2022.
Cybersecurity TCV billings for the first half of fiscal 2023 grew 6% year over year.
The Company previously stated that it expected quarterly year-over-year Cybersecurity billings growth throughout fiscal 2023 when compared to the same quarter in the prior year. In the second quarter of fiscal 2023, Cybersecurity TCV billings decreased compared to the second quarter of fiscal 2022 primarily due to customer churn in the BlackBerry Spark business. The

Company continues to expect quarterly year-over-year Cybersecurity billings growth in each of the third and fourth quarters of fiscal 2023.
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
Total Software and Services product revenue, excluding professional services, was approximately 80% recurring in the second quarter of fiscal 2023, consistent with the first quarter of fiscal 2023 and the second quarter of fiscal 2022.
Results of Operations - Three months ended August 31, 2022 compared to the three months ended August 31, 2021
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	August 31, 2022	August 31, 2021	Change
Revenue by Segment
Cybersecurity	$111	$120	$(9)
IoT	51	40	11
Licensing and Other	6	15	(9)
	$168	$175	$(7)

% Revenue by Segment
Cybersecurity	66.1%	68.6%
IoT	30.4%	22.9%
Licensing and Other	3.5%	8.5%
	100.0%	100.0%
Cybersecurity
The decrease in Cybersecurity revenue of $9 million was primarily due to a decrease of $11 million relating to product revenue in BlackBerry Spark and a decrease of $3 million relating to professional services, partially offset by an increase of $5 million related to the sale of Secusmart solutions.
IoT
The increase in IoT revenue of $11 million was primarily due to an increase of $5 million in BlackBerry QNX development seat revenue, an increase of $3 million in BlackBerry QNX royalty revenue and an increase of $2 million relating to professional services.

Licensing and Other
The decrease in Licensing and Other revenue of $9 million was primarily due to a decrease of $8 million in revenue from the Company’s intellectual property licensing arrangements due to the pending Patent Sale Transaction in the second quarter of 2023 and associated restrictions on monetization activity and a decrease of $1 million in SAF revenue.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	August 31, 2022	August 31, 2021	Change
Revenue by Geography
North America	$85	$101	$(16)
Europe, Middle East and Africa	61	57	4
Other regions	22	17	5
	$168	$175	$(7)

% Revenue by Geography
North America	50.6%	57.7%
Europe, Middle East and Africa	36.3%	32.6%
Other regions	13.1%	9.7%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $16 million was primarily due to a decrease of $8 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $7 million in product revenue in BlackBerry Spark and a decrease of $4 million in professional services, partially offset by an increase of $1 million in BlackBerry QNX development seat revenue and an increase of $1 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $4 million was primarily due to an increase of $5 million related to the sale of Secusmart solutions, an increase of $2 million in professional services and an increase of $1 million in BlackBerry QNX development seat revenue, partially offset by a decrease of $4 million in product revenue in BlackBerry Spark.
Other Regions Revenue
The increase in Other regions revenue of $5 million was primarily due to an increase of $3 million in BlackBerry QNX development seat revenue and an increase of $1 million in professional services.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $6 million to approximately $106 million in the second quarter of fiscal 2023 (second quarter of fiscal 2022 - $112 million). The decrease was primarily due to a decrease in revenue from BlackBerry Spark and Licensing and Other, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 0.9% to approximately 63.1% of consolidated revenue in the second quarter of fiscal 2023 (second quarter of fiscal 2022 - 64.0%). The decrease was primarily due to a lower gross margin contribution from BlackBerry Spark and Licensing and Other due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Second Quarter Fiscal 2023 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$111	$120	$(9)	$51	$40	$11	$6	$15	$(9)	$168	$175	$(7)
Segment cost of sales	50	49	1	9	7	2	2	6	(4)	61	62	(1)
Segment gross margin	$61	$71	$(10)	$42	$33	$9	$4	$9	$(5)	$107	$113	$(6)
Segment gross margin %	55%	59%	(4%)	82%	83%	(1)%	67%	60%	7%	64%	65%	(1%)
Cybersecurity
The decrease in Cybersecurity gross margin of $10 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most Cybersecurity products does not significantly fluctuate based on business volume.
The decrease in Cybersecurity gross margin percentage of 4% was primarily due to an increase in revenue from the sale of Secusmart solutions, which has a lower relative gross margin percentage.
IoT
The increase in IoT gross margin of $9 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in salaries expense.
The decrease in IoT gross margin percentage of 1% was primarily due to an increase in professional service revenue, which has a lower relative gross margin percentage.
Licensing and Other
The decrease in Licensing and Other gross margin of $5 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.
The increase in Licensing and Other gross margin percentage of 7% was primarily due to a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended August 31, 2022, compared to the quarter ended May 31, 2022 and the quarter ended August 31, 2021. The Company believes it is meaningful to provide a sequential comparison between the second quarter of fiscal 2023 and the first quarter of fiscal 2023.

	For the Three Months Ended (in millions)
	August 31, 2022	May 31, 2022	August 31, 2021
Revenue	$168	$168	$175
Operating expenses
Research and development	54	53	58
Selling, marketing and administration	86	82	83
Amortization	25	27	45
Impairment of long-lived assets	4	—	—
Gain on sale of property, plant and equipment, net	(6)	—	—
Debentures fair value adjustment	(10)	(46)	67
Litigation settlement	—	165	—
Total	$153	$281	$253

Operating Expenses as % of Revenue
Research and development	32.1%	31.5%	33.1%
Selling, marketing and administration	51.2%	48.8%	47.4%
Amortization	14.9%	16.1%	25.7%
Impairment of long-lived assets	2.4%	—%	—%
Gain on sale of property, plant and equipment, net	(3.6%)	—%	—%
Debentures fair value adjustment	(6.0%)	(27.4%)	38.3%
Litigation settlement	—%	98.2%	—%
Total	91.1%	167.3%	144.6%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended August 31, 2022, May 31, 2022 and August 31, 2021.
U.S. GAAP Operating Expenses
Operating expenses decreased by $128 million, or 45.6% in the second quarter of fiscal 2023, compared to the first quarter of fiscal 2023 primarily due to a $165 million litigation settlement in the first quarter of fiscal 2023 and a $6 million gain on sale of property, plant and equipment, net, partially offset by the difference between the Q2 Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment related to the 1.75% Debentures incurred in the first quarter of fiscal 2023 of $36 million, a decrease in benefits of $4 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy and Hardest-Hit Business Recovery Program programs (“COVID-19 subsidies”) to support the business through the COVID-19 pandemic and an increase of $4 million in impairment of long-lived assets.
Operating expenses decreased by $100 million, or 39.5%, compared to the second quarter of fiscal 2022 primarily due to the difference between the Q2 Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment related to the 1.75% Debentures incurred in the second quarter of fiscal 2022 of $77 million, a decrease of $20 million in amortization expense and a decrease of $7 million in stock compensation expenses, partially offset by a decrease in benefits of $12 million in COVID-19 subsidies and an increase of $4 million in impairment of long-lived assets.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $3 million, or 2.3%, to $129 million in the second quarter of fiscal 2023 compared to $132 million in the first quarter of fiscal 2023. The decrease was primarily attributable to a $6 million gain on sale of property, plant and equipment, net, a decrease of $5 million in legal expenses and a decrease of $4 million in salaries and benefits expenses, partially offset by a decrease in benefits of $4 million in COVID-19 subsidies.
Adjusted operating expenses decreased by $14 million, or 9.8%, to $129 million in the second quarter of fiscal 2023 compared to $143 million in the second quarter of fiscal 2022. The decrease was primarily attributable to a decrease of $10 million in amortization expense, a decrease of $7 million in salaries and benefits expense and a $6 million gain on sale of property, plant and equipment, net, partially offset by a decrease in benefits of $12 million in COVID-19 subsidies and an increase of $4 million in impairment of long-lived assets.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $4 million, or 6.9%, in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 primarily due to a decrease of $2 million in salaries and benefits expenses and a decrease of $1 million in consulting fees, partially offset by a decrease in benefits of $1 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in BlackBerry QNX.
Adjusted research and development expenses decreased by $4 million, or 7.1%, to $52 million in the second quarter of fiscal 2023 (second quarter of fiscal 2022 - $56 million). The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $3 million, or 3.6%, in the second quarter of fiscal 2023 compared the second quarter of fiscal 2022 primarily due to a decrease in benefits of $12 million in COVID-19 subsidies, partially offset by a decrease of $6 million in stock compensation expenses and a decrease of $4 million in salaries and benefits expenses.
Adjusted selling, marketing and administration expenses increased by $6 million, or 8.1%, to $80 million in the second quarter of fiscal 2023 (second quarter of fiscal 2022 - $74 million). This increase was primarily due to a decrease in benefits of $12 million in COVID-19 subsidies, partially offset by a decrease of $4 million in salaries and benefits expenses and a decrease of $3 million in sales incentive plan costs.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended August 31, 2022 compared to the quarter ended August 31, 2021. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	August 31, 2022	August 31, 2021	Change
Property, plant and equipment	$1	$3	$(2)
Intangible assets	24	42	(18)
Total	$25	$45	$(20)

	Included in Cost of Sales
	August 31, 2022	August 31, 2021	Change
Property, plant and equipment	$2	$1	$1
Intangible assets	1	2	(1)
Total	$3	$3	$—

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $20 million was due to a decrease in intellectual property held and used related to the Patent Sale Transaction and due to the lower cost base of assets.
Adjusted amortization expense decreased by $10 million to $3 million in the second quarter of fiscal 2023 (second quarter of fiscal 2022 - $13 million) due to the reasons described above on a U.S. GAAP basis.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $3 million, was consistent with the second quarter of fiscal 2022.
Investment Loss, Net
Investment loss, net, which includes the interest expense from the 1.75% Debentures, increased by $1 million to investment loss, net of $2 million in the second quarter of fiscal 2023 (second quarter of fiscal 2022 - investment loss, net of $1 million). The increase in investment loss, net is primarily due to investment mix.
Income Taxes
For the second quarter of fiscal 2023, the Company’s net effective income tax expense rate was approximately 10% (second quarter of fiscal 2022 - net effective income tax expense rate of approximately 1%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the 1.75% Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the second quarter of fiscal 2023 was $54 million, or $0.09 basic loss per share and $0.10 diluted loss per share on a U.S. GAAP basis (second quarter of fiscal 2022 - net loss of $144 million, or $0.25 basic and diluted loss per share). The decrease in net loss of $90 million was primarily due to a decrease in operating expenses, as described above in “Operating Expenses”, partially offset by a decrease in revenue, as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss was $29 million in the second quarter of fiscal 2023 (second quarter of fiscal 2022 - adjusted net loss of $33 million). The decrease in adjusted net loss of $4 million was primarily due to a decrease in operating expenses as described above in “Operating Expenses”, partially offset by a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
The weighted average number of shares outstanding was 577 million common shares for basic loss per share and 638 million common shares for diluted loss per share for the second quarter of fiscal 2023 (second quarter of fiscal 2022 - 568 million common shares for basic and diluted loss per share).

Results of Operations - Six months ended August 31, 2022 compared to the six months ended August 31, 2021
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the six months ended August 31, 2022 and August 31, 2021:

	For the Six Months Ended
	(in millions, except for share and per share amounts)
	August 31, 2022	August 31, 2021	Change
Revenue	$336	$349	$(13)
Gross margin	210	226	(16)
Operating expenses	434	425	9
Investment loss, net	(3)	(3)	—
Loss before income taxes	(227)	(202)	(25)
Provision for income taxes	8	4	4
Net loss	$(235)	$(206)	$(29)
Loss per share - reported
Basic	$(0.41)	$(0.36)	$(0.05)
Diluted	$(0.45)	$(0.36)	$(0.09)

Weighted-average number of shares outstanding (000’s)
Basic (1)	577,097	567,724
Diluted (2)	637,930	567,724
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the first six months of fiscal 2022 includes 1,421,945 common shares that were subsequently issued on the third anniversary dates of the Cylance acquisition completed on February 21, 2019 in consideration for the acquisition.
(2)Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2022 does not include the dilutive effect of the 1.75% Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2023 and fiscal 2022 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Six Months Ended
	(in millions)
	August 31, 2022	August 31, 2021	Change
Revenue by Segment
Cybersecurity	$224	$227	$(3)
IoT	102	83	19
Licensing and Other	10	39	(29)
	$336	$349	$(13)

% Revenue by Segment
Cybersecurity	66.7%	65.0%
IoT	30.4%	23.8%
Licensing and Other	2.9%	11.2%
	100.0%	100.0%

Cybersecurity
The decrease in Cybersecurity revenue of $3 million was primarily due to a decrease of $17 million relating to product revenue in BlackBerry Spark, a decrease of $3 million relating to professional services and a decrease of $2 million relating to non-automotive OEM business, partially offset by an increase of $20 million related to the sale of Secusmart solutions.
IoT
The increase in IoT revenue of $19 million was primarily due to an increase of $11 million in BlackBerry QNX development seat revenue, an increase of $5 million relating to professional services and an increase of $4 million in BlackBerry QNX royalty revenue.
Licensing and Other
The decrease in Licensing and Other revenue of $29 million was primarily due to a decrease of $26 million in revenue from the Company’s intellectual property licensing arrangements due to the pending Patent Sale Transaction in the second quarter of fiscal 2023 and associated restrictions on monetization activity and a decrease of $4 million in SAF revenue.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Six Months Ended
	(in millions)
	August 31, 2022	August 31, 2021	Change
Revenue by Geography
North America	$174	$212	$(38)
Europe, Middle East and Africa	121	102	19
Other regions	41	35	6
	$336	$349	$(13)

% Revenue by Geography
North America	51.8%	60.8%
Europe, Middle East and Africa	36.0%	29.2%
Other regions	12.2%	10.0%
	100.0%	100.0%
North America Revenue
The decrease in North American revenue of $38 million was primarily due to a decrease of $26 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $10 million in product revenue in BlackBerry Spark and a decrease of $2 million relating to professional services, partially offset by an increase of $3 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $19 million was primarily due to an increase of $20 million related to the sale of Secusmart solutions and an increase of $5 million in BlackBerry QNX development seat revenue, partially offset by a decrease of $7 million in product revenue in BlackBerry Spark.

Other Regions Revenue
The increase in Other regions revenue of $6 million was primarily due to an increase of $4 million in BlackBerry QNX development seat revenue and an increase of $2 million related to professional services.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $16 million to approximately $210 million in the first six months of fiscal 2023 (first six months of fiscal 2022 - $226 million). The decrease was primarily due to a decrease in revenue from Licensing and Other and BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 2.3%, to approximately 62.5% of consolidated revenue in the first six months of fiscal 2023 (first six months of fiscal 2022 - 64.8%). The decrease was primarily due to a lower gross margin contribution from Licensing and Other and BlackBerry Spark due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Business Overview” and “Second Quarter Fiscal 2023 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Six Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$224	$227	$(3)	$102	$83	$19	$10	$39	$(29)	$336	$349	$(13)
Segment cost of sales	103	95	8	17	14	3	4	12	(8)	124	121	3
Segment gross margin	$121	$132	$(11)	$85	$69	$16	$6	$27	$(21)	$212	$228	$(16)
Segment gross margin %	54%	58%	(4%)	83%	83%	—%	60%	69%	(9%)	63%	65%	(2%)
Cybersecurity
The decrease in Cybersecurity gross margin of $11 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most Cybersecurity products does not significantly fluctuate based on business volume.
The decrease in Cybersecurity gross margin percentage of 4% was primarily due to an increase in revenue from the sale of Secusmart solutions, which has a lower relative gross margin percentage.
IoT
The increase in IoT gross margin of $16 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in salaries expense.
IoT gross margin percentage was consistent with the first six months of fiscal 2022.
Licensing and Other
The decrease in Licensing and Other gross margin of $21 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.
The decrease in Licensing and Other gross margin percentage of 9% was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the six months ended August 31, 2022, compared to the six months ended August 31, 2021.

	For the Six Months Ended
	(in millions)
	August 31, 2022	August 31, 2021	Change
Revenue	$336	$349	$(13)
Operating expenses
Research and development	107	115	(8)
Selling, marketing and administration	168	156	12
Amortization	52	91	(39)
Impairment of long-lived assets	4	—	4
Gain on sale of property, plant and equipment, net	(6)	—	(6)
Debentures fair value adjustment	(56)	63	(119)
Litigation settlement	165	—	165
Total	$434	$425	$9

Operating Expense as % of Revenue
Research and development	31.8%	33.0%
Selling, marketing and administration	50.0%	44.7%
Amortization	15.5%	26.1%
Impairment of long-lived assets	1.2%	—%
Gain on sale of property, plant and equipment, net	(1.8)%	—%
Debentures fair value adjustment	(16.7)%	18.1%
Litigation settlement	49.1%	—%
Total	129.2%	121.8%

See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the six months ended August 31, 2022 and August 31, 2021.
U.S. GAAP Operating Expenses
Operating expenses increased by $9 million, or 2.1% in the first six months of fiscal 2023, compared to the first six months of fiscal 2022 primarily due to a $165 million litigation settlement, a decrease in benefits of $25 million in COVID-19 subsidies and an increase of $4 million in restructuring costs, partially offset by the difference between the Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment of $119 million related to the 1.75% Debentures incurred in the first six months of fiscal 2022, a decrease of $39 million in amortization expense, a decrease of $12 million in salaries and benefits expenses and a decrease of $7 million in stock compensation expense.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $20 million, or 7.1%, to $261 million in the first six months of fiscal 2023, compared to $281 million in the first six months of 2022. The decrease was primarily attributable to a decrease of $20 million in amortization expense, a decrease of $12 million in salaries and benefits expenses and a $6 million gain on sale of property, plant and equipment, net, partially offset by a decrease in benefits of $25 million in COVID-19 subsidies.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $8 million, or 7.0%, in the first six months of fiscal 2023, compared to the first six months of fiscal 2022 primarily due to a decrease of $4 million in salaries and benefits expenses and a decrease of $3 million in consulting costs, partially offset by a decrease in benefits of $2 million in SIF claims.

Adjusted research and development expenses decreased by $8 million, or 7.2% to $103 million in the first six months of fiscal 2023 (first six months of fiscal 2022 - $111 million). The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $12 million, or 7.7%, in the first six months of fiscal 2023 compared to the first six months of fiscal 2022 primarily due to a decrease in benefits of $25 million in COVID-19 subsidies and an increase of $4 million in restructuring costs, partially offset by a decrease of $8 million in salaries and benefits expenses, a decrease of $6 million in stock compensation expense and a decrease of $4 million in sales incentive plan costs.
Adjusted selling, marketing and administration expenses increased by $14 million, or 9.8%, to $157 million in the first six months of fiscal 2023 (first six months of fiscal 2022 - $143 million). The increase was primarily due to a decrease in benefits of $25 million in COVID-19 subsidies, partially offset by a decrease of $8 million in salaries and benefits expenses and a decrease of $4 million in sales incentive plan costs.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the six months ended August 31, 2022 compared to the six months ended August 31, 2021. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Six Months Ended
	(in millions)
	Included in Operating Expense
	August 31, 2022	August 31, 2021	Change
Property, plant and equipment	$5	$6	$(1)
Intangible assets	47	85	(38)
Total	$52	$91	$(39)

	Included in Cost of Sales
	August 31, 2022	August 31, 2021	Change
Property, plant and equipment	$2	$2	$—
Intangible assets	3	4	(1)
Total	$5	$6	$(1)

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $39 million was due to a decrease in intellectual property held and used related to the Patent Sale Transaction and due to the lower cost base of assets.
Adjusted amortization expense decreased by $20 million in the first six months of fiscal 2023 to $7 million (first six months of fiscal 2022 - $27 million) due to the reasons described above on a U.S. GAAP basis.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations of $1 million was due to the lower cost base of assets.
Investment Loss, Net
Investment loss, net, which includes the interest expense from the 1.75% Debentures was $3 million in the first six months of fiscal 2023 and was consistent with the first six months of fiscal 2022.

Income Taxes
For the first six months of fiscal 2023, the Company’s net effective income tax expense rate was approximately 4% (first six months of fiscal 2022 - net effective income tax expense rate of approximately 2%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the 1.75% Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the first six months of fiscal 2023 was $235 million, or $0.41 basic loss per share and $0.45 diluted loss per share on a U.S. GAAP basis (first six months of fiscal 2022 - net loss of $206 million, or $0.36 basic and diluted loss per share). The increase in net loss of $29 million was primarily due to a decrease in revenue as described above in “Revenue by Segment”, an increase in operating expenses, as described above in “Operating Expenses” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss in the first six months of fiscal 2023 was $60 million and was consistent with the first six months of fiscal 2022. The decrease in operating expenditures as described above in “Operating Expenses” was partially offset by a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
The weighted average number of shares outstanding was 577 million for basic loss per share and 638 million for diluted loss per share for the first six months of August 31, 2022. The weighted average number of shares outstanding was 568 million for basic and diluted loss per share for the first six months of August 31, 2021.
Common Shares Outstanding
On September 23, 2022, there were 577 million voting common shares, options to purchase 1 million voting common shares, 15 million restricted share units and 1 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 5 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $71 million to $699 million as at August 31, 2022 from $770 million as at February 28, 2022, primarily as a result of changes in working capital. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at August 31, 2022.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	August 31, 2022	February 28, 2022	Change
Cash and cash equivalents	$431	$378	$53
Restricted cash and cash equivalents	27	28	(1)
Short-term investments	212	334	(122)
Long-term investments	29	30	(1)
Cash, cash equivalents, and investments	$699	$770	$(71)

The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	August 31, 2022	February 28, 2022	Change
Current assets	$940	$1,043	$(103)
Current liabilities	516	397	119
Working capital	$424	$646	$(222)
Current Assets
The decrease in current assets of $103 million at the end of the second quarter of fiscal 2023 from the end of the fourth quarter of fiscal 2022 was primarily due to a decrease in short term investments of $122 million, a decrease in accounts receivable, net of allowance of $38 million and a decrease in other receivables of $10 million, partially offset by an increase in cash and cash equivalents of $53 million and an increase of $14 million in other current assets.
At August 31, 2022, accounts receivable was $100 million, a decrease of $38 million from February 28, 2022. The decrease was primarily due to lower revenue recognized over the three months ended August 31, 2022 compared to the three months ended February 28, 2022, and a decrease in days sales outstanding to 56 days at the end of the second quarter of fiscal 2023 from 67 days at the end of the fourth quarter of fiscal 2022.
At August 31, 2022, other receivables was $15 million, a decrease of $10 million from February 28, 2022. The decrease was primarily due to a decrease of $8 million relating to COVID-19 subsidies.
At August 31, 2022, other current assets was $173 million, an increase of $14 million from February 28, 2022. The increase was primarily due to an increase of $13 million in intellectual property related to patent maintenance and an increase of $4 million in prepaid software, partially offset by a decrease of $4 million in prepaid rent.
Current Liabilities
The increase in current liabilities of $119 million at the end of the second quarter of 2023 from the end of the fourth quarter of fiscal 2022 was primarily due an increase in accruals of $143 million and an increase in income taxes payable of $6 million, partially offset by a decrease in deferred revenue, current of $28 million and a decrease in accounts payable of $2 million.
Accrued liabilities were $300 million, reflecting an increase of $143 million compared to February 28, 2022. The increase was primarily due to a $164 million legal settlement accrual, partially offset by a decrease of $6 million in payroll accruals and a decrease of $5 million in variable incentive plan costs.
Income taxes payable were $17 million, reflecting an increase of $6 million compared to February 28, 2022, which was primarily due to income earned in taxable jurisdictions.
Deferred revenue, current was $179 million, reflecting a decrease of $28 million compared to February 28, 2022 that was attributable to a $20 million decrease in deferred revenue, current related to BlackBerry Spark and $6 million related to BlackBerry AtHoc.
Accounts payable were $20 million, reflecting a decrease of $2 million from February 28, 2022, which was primarily due to timing of payments.

Cash flows for the six months ended August 31, 2022 compared to the six months ended August 31, 2021 were as follows:

	For the Six Months Ended
	(in millions)
	August 31, 2022	August 31, 2021	Change
Net cash flows provided by (used in):
Operating activities	$(66)	$(18)	$(48)
Investing activities	117	113	4
Financing activities	3	5	(2)
Effect of foreign exchange loss on cash and cash equivalents	(2)	—	(2)
Net increase in cash and cash equivalents	$52	$100	$(48)
Operating Activities
The increase in net cash flows used in operating activities of $48 million primarily reflects the net changes in working capital.
Investing Activities
During the six months ended August 31, 2022, cash flows provided by investing activities were $117 million and included cash provided by transactions involving the acquisitions of short-term investments, net of the proceeds on sale or maturity in the amount of $120 million and proceeds on sale of property, plant and equipment of $17 million, offset by cash used in the acquisition of intangible assets of $16 million, and the acquisition of property, plant and equipment of $4 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $113 million and included cash provided by transactions involving the acquisitions of short-term investments, net of the proceeds on sale or maturity in the amount of $131 million, offset by cash used in the acquisition intangible assets of $14 million, and the acquisitions of property, plant and equipment of $4 million.
Financing Activities
The decrease in cash flows provided by financing activities of $2 million for the first six months of fiscal 2023 was primarily due to a decrease in common shares issued upon the exercise of stock options.
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
Cash, cash equivalents, and investments were approximately $699 million as at August 31, 2022. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at August 31, 2022:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$86	$28	$58
Purchase obligations and commitments	125	113	12
Litigation settlement	164	164	—
Debt interest and principal payments	374	6	368
Total	$749	$311	$438

Total contractual and other obligations as at August 31, 2022 increased by approximately $146 million as compared to the February 28, 2022 balance of approximately $603 million, which was attributable to a litigation settlement, partially offset by a decrease in operation lease obligations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2023 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2022, approximately 11% of cash and cash equivalents, 19% of accounts receivables and 43% of accounts payable were denominated in foreign currencies (February 28, 2022 – 37%, 23% and 30%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at August 31, 2022 (after hedging activities), the impact to the Company would be immaterial.
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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at August 31, 2022 was $4 million (February 28, 2022 - $4 million). There was no customer that comprised more than 10% of accounts receivable as at August 31, 2022 (February 28, 2022 - no customer that comprised more than 10%). During the second quarter of fiscal 2023, the percentage of the Company’s receivable balance that was past due increased by 6.0% compared to the fourth quarter of fiscal 2022. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 16% and 15% of the Company’s revenue in the three and six months ended August 31, 2022 (three and six months ended August 31, 2021 - one customer that comprised 12% and no customer that comprised more than 10% of the Company’s revenue, respectively).
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
ITEM 4. CONTROLS AND PROCEDURES
As of August 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended August 31, 2022, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BLACKBERRY LIMITED

Date: September 28, 2022	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)