Form 10-Q
period 2022-11-30
BLACKBERRY Ltd
filed 2022-12-21
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022

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
Yes ☐   No  ☒

The registrant had 580,346,426 common shares issued and outstanding as of December 16, 2022.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	November 30, 2022	February 28, 2022
Assets
Current
Cash and cash equivalents (note 2)	$255	$378
Short-term investments (note 2)	194	334
Accounts receivable, net of allowance of $5 and $4, respectively (note 3)	131	138
Other receivables (note 3)	9	25
Income taxes receivable	5	9
Other current assets (note 3)	175	159
	769	1,043
Restricted cash and cash equivalents (note 2)	27	28
Long-term investments (note 2)	29	30
Other long-term assets (note 3)	8	9
Operating lease right-of-use assets, net	46	50
Property, plant and equipment, net (note 3)	26	41
Goodwill (note 3)	839	844
Intangible assets, net (note 3)	450	522
	$2,194	$2,567
Liabilities
Current
Accounts payable	$21	$22
Accrued liabilities (note 3)	154	157
Income taxes payable (note 4)	21	11
Debentures (note 5)	392	—
Deferred revenue, current (note 10)	179	207
	767	397
Deferred revenue, non-current (note 10)	30	37
Operating lease liabilities	57	66
Other long-term liabilities	1	4
Long-term debentures (note 5)	—	507
	855	1,011
Commitments and contingencies (note 9)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued - 580,346,426 voting common shares (February 28, 2022 - 576,227,898)	2,898	2,869
Deficit	(1,533)	(1,294)
Accumulated other comprehensive loss (note 8)	(26)	(19)
	1,339	1,556
	$2,194	$2,567
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended November 30, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2022	$2,887	$(1,529)	$(28)	$1,330
Net loss	—	(4)	—	(4)
Other comprehensive income	—	—	2	2
Stock-based compensation	9	—	—	9
Shares issued:
Employee share purchase plan	2	—	—	2
Balance as at November 30, 2022	$2,898	$(1,533)	$(26)	$1,339

	Three Months Ended November 30, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2021	$2,845	$(1,512)	$(15)	$1,318
Net income	—	74	—	74
Other comprehensive loss	—	—	(5)	(5)
Stock-based compensation	8	—	—	8
Shares issued:
Employee share purchase plan	4	—	—	4
Balance as at November 30, 2021	$2,857	$(1,438)	$(20)	$1,399

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended November 30, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2022	$2,869	$(1,294)	$(19)	$1,556
Net loss	—	(239)	—	(239)
Other comprehensive loss	—	—	(7)	(7)
Stock-based compensation (note 6)	23	—	—	23
Shares issued:
Employee share purchase plan (note 6)	6	—	—	6
Balance as at November 30, 2022	$2,898	$(1,533)	$(26)	$1,339

	Nine Months Ended November 30, 2021
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2021	$2,823	$(1,306)	$(13)	$1,504
Net loss	—	(132)	—	(132)
Other comprehensive loss	—	—	(7)	(7)
Stock-based compensation	25	—	—	25
Shares issued:
Exercise of stock options	2	—	—	2
Employee share purchase plan	7	—	—	7
Balance as at November 30, 2021	$2,857	$(1,438)	$(20)	$1,399

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Revenue (note 10)	$169	$184	$505	$533
Cost of sales	60	67	186	190
Gross margin	109	117	319	343

Operating expenses
Research and development	52	57	159	172
Selling, marketing and administration	89	77	257	233
Amortization	26	42	78	133
Impairment of long-lived assets (note 2)	—	—	4	—
Gain on sale of property, plant and equipment, net (note 3)	—	—	(6)	—
Debentures fair value adjustment (note 5)	(56)	(110)	(112)	(47)
Litigation settlement (note 9)	—	—	165	—
	111	66	545	491
Operating income (loss)	(2)	51	(226)	(148)
Investment income (loss), net	2	25	(1)	22
Income (loss) before income taxes	—	76	(227)	(126)
Provision for income taxes (note 4)	4	2	12	6
Net income (loss)	$(4)	$74	$(239)	$(132)
Earnings (loss) per share (note 7)
Basic	$(0.01)	$0.13	$(0.41)	$(0.23)
Diluted	$(0.09)	$(0.05)	$(0.54)	$(0.28)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Net income (loss)	$(4)	$74	$(239)	$(132)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and nine months ended November 30, 2022 and November 30, 2021 (note 8)	—	—	(1)	(1)
Foreign currency translation adjustment	1	(4)	(9)	(6)
Net change in fair value from instrument-specific credit risk on the 1.75% Debentures, net of income taxes of nil for the three and nine months ended November 30, 2022 and November 30, 2021 (note 5)	1	(1)	3	—
Other comprehensive income (loss)	2	(5)	(7)	(7)
Comprehensive income (loss)	$(2)	$69	$(246)	$(139)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30, 2022	November 30, 2021
Cash flows from operating activities
Net loss	$(239)	$(132)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	85	142
Stock-based compensation	23	25
Gain on sale of investment	—	(22)
Impairment of long-lived assets (note 2)	4	—
Gain on sale of property, plant and equipment, net (note 3)	(6)	—
Debentures fair value adjustment (note 5)	(112)	(47)
Operating leases	(12)	(12)
Other	7	(3)
Net changes in working capital items
Accounts receivable, net of allowance	7	44
Other receivables	16	8
Income taxes receivable	4	1
Other assets	(2)	5
Accounts payable	(1)	6
Accrued liabilities	(2)	2
Income taxes payable	10	5
Deferred revenue	(35)	(59)
Net cash used in operating activities	(253)	(37)
Cash flows from investing activities
Acquisition of long-term investments	(2)	(1)
Distribution from long-term investments	—	35
Acquisition of property, plant and equipment	(5)	(6)
Proceeds on sale of property, plant and equipment (note 3)	17	—
Acquisition of intangible assets	(24)	(22)
Acquisition of short-term investments	(393)	(695)
Proceeds on sale or maturity of restricted short-term investments	—	24
Proceeds on sale or maturity of short-term investments	533	776
Net cash provided by investing activities	126	111
Cash flows from financing activities
Issuance of common shares	6	9
Net cash provided by financing activities	6	9
Effect of foreign exchange loss on cash, cash equivalents, restricted cash, and restricted cash equivalents	(3)	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(124)	82
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	406	218
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$282	$300
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2022 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and nine months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2023. The consolidated balance sheet at February 28, 2022 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
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
The Company’s cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities are carried at amounts that approximate their fair values (Level 2 measurement) due to their short maturities.
Recurring Fair Value Measurements
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
For a description of how the fair value of the 1.75% Debentures was determined, see the “Convertible debentures” accounting policies in Note 1 to the Annual Financial Statements. The 1.75% Debentures are classified as Level 3.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Impairment of Long-Lived Assets
During the second quarter of fiscal 2023, the Company exited certain leased facilities and is in the process of seeking subleases for those properties. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $4 million related to the operating lease right-of-use (“ROU”) assets for those facilities. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.
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
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at November 30, 2022 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$55	$—	$—	$55	$53	$—	$—	$2
Other investments	27	2	—	29	—	—	29	—
	82	2	—	84	53	—	29	2
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits and certificates of deposits	34	—	—	34	9	—	—	25
Bankers’ acceptances/bearer deposit notes	102	—	—	102	102	—	—	—
Commercial paper	208	—	—	208	80	128	—	—
Non-U.S. promissory notes	9	—	—	9	4	5	—	—
Non-U.S. treasury bills/notes	13	—	—	13	2	11	—	—
Non-U.S. government sponsored enterprise notes	50	—	—	50	—	50	—	—
U.S. treasury bills/notes	5	—	—	5	5	—	—	—
	421	—	—	421	202	194	—	25
	$513	$2	$(10)	$505	$255	$194	$29	$27
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
As at November 30, 2022, the Company had private non-marketable equity investments without readily determinable fair value of $29 million (February 28, 2022 - $30 million). As of November 30, 2022, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2022 - $3 million).
There were no realized gains or losses on available-for-sale securities for the three and nine months ended November 30, 2022 and November 30, 2021.
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
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at November 30, 2022 and February 28, 2022 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	November 30, 2022	February 28, 2022
Cash and cash equivalents	$255	$378
Restricted cash and cash equivalents	27	28
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$282	$406

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at November 30, 2022 and February 28, 2022 were as follows:

	As at
	November 30, 2022		February 28, 2022
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$421	$421	$634	$634
No fixed maturity	10	—	10	1
	$431	$421	$644	$635
As at November 30, 2022 and February 28, 2022, the Company had no available-for-sale debt securities with continuous unrealized losses.
3.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at November 30, 2022 was $5 million (February 28, 2022 - $4 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2021	$10
Prior period recovery for expected credit losses	(2)
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at February 28, 2022	4
Current period provision for expected credit losses	1
Ending balance of the allowance for credit loss as at November 30, 2022	$5
The allowance for credit losses as at November 30, 2022 consists of $2 million (February 28, 2022 - $2 million) relating to CECL estimated based on days past due and region and $3 million (February 28, 2022 - $2 million) relating to specific customers that were evaluated separately.
There was one customer that comprised more than 10% of accounts receivable as at November 30, 2022 (February 28, 2022 - no customer comprised more than 10%).
Other Receivables
As at November 30, 2022, other receivables included items such as claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Current Assets
Other current assets comprised the following:

	As at
	November 30, 2022	February 28, 2022
Intellectual property	$134	$118
Other	41	41
	$175	$159
On January 29, 2022, the Company entered into a patent sale agreement with Catapult IP Innovations, Inc. (“Catapult”), pursuant to which the Company agreed to sell substantially all of its non-core patent assets to Catapult for a total transaction price of $600 million. Patents that are essential to the Company’s current core business operations are excluded from the transaction. Pursuant to the patent sale agreement, the Company would receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. Catapult is working with a financing partner and the parties are negotiating definitive closing documents. In parallel, the Company is in advanced term sheet discussions with a second interested party which has completed its due diligence on the portfolio. This alternate party is a prominent private equity firm that would not require external financing. For the year ended February 28, 2022, the Company had classified $118 million of intellectual property that would be sold under the patent sale agreement with Catapult as other current assets on the Company’s consolidated balance sheets relating to the patent sale agreement. As at November 30, 2022, the Company continues to classify $134 million of intellectual property, which includes the initial $118 million of intellectual property that would be sold under the patent sale agreement with Catapult with additions related to patent maintenance, as other current assets on the Company’s consolidated balance sheets.
Other current assets also included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance in any of the periods presented.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	November 30, 2022	February 28, 2022
Cost
BlackBerry operations and other information technology	$96	$92
Leasehold improvements and other	18	53
Furniture and fixtures	9	10
Manufacturing, repair and research and development equipment	2	1
	125	156
Accumulated amortization	99	115
Net book value	$26	$41
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Intangible Assets, Net
Intangible assets comprised the following:

	As at November 30, 2022
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$815	$208
Other acquired intangibles	494	312	182
Intellectual property	122	62	60
	$1,639	$1,189	$450

	As at February 28, 2022
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$776	$247
Other acquired intangibles	494	283	211
Intellectual property	117	53	64
	$1,634	$1,112	$522
For the nine months ended November 30, 2022, amortization expense related to intangible assets amounted to $76 million (nine months ended November 30, 2021 - $130 million).
Total additions to intangible assets for the nine months ended November 30, 2022 amounted to $24 million (nine months ended November 30, 2021 - $22 million) and included additions related to patent maintenance classified as other current assets on the Company’s consolidated balance sheets. During the nine months ended November 30, 2022, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at November 30, 2022, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2023 and each of the five succeeding years is expected to be as follows: fiscal 2023 - $25 million; fiscal 2024 - $95 million; fiscal 2025 - $90 million; fiscal 2026 - $86 million; fiscal 2027 - $79 million and fiscal 2028 - $44 million.
Goodwill
Changes to the carrying amount of goodwill during the nine months ended November 30, 2022 were as follows:

Carrying Amount
Carrying amount as at February 28, 2021	$849
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(5)
Carrying amount as at February 28, 2022	844
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(5)
Carrying amount as at November 30, 2022	$839
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
Other Long-term Assets
As at November 30, 2022 and February 28, 2022, other long-term assets included long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	November 30, 2022	February 28, 2022
Accrued royalties	$20	$20
Operating lease liabilities, current	25	28
Other	109	109
	$154	$157
Other accrued liabilities include accrued director fees, accrued vendor liabilities, accrued carrier liabilities, variable incentive accrual and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
4.    INCOME TAXES
For the nine months ended November 30, 2022, the Company’s net effective income tax expense rate was approximately 5% compared to a net effective income tax expense rate of 5% for the nine months ended November 30, 2021. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the 1.75% Debentures, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at November 30, 2022 were $20 million (February 28, 2022 - $20 million). As at November 30, 2022, $20 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
5.    DEBENTURES
On September 1, 2020, Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited (“Fairfax”), and another institutional investor invested in the Company through a $365 million private placement of new debentures (the “1.75% Debentures”), which replaced $605 million of debentures issued in a private placement on September 7, 2016 (the “3.75% Debentures”). The 1.75% Debentures mature on November 13, 2023.
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
The Company originally determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 7.52% as of November 30, 2022. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.
The following table summarizes the change in fair value of the 1.75% Debentures for the nine months ended November 30, 2022, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
November 30, 2022
Balance as at February 28, 2022	$507
Change in fair value of the 1.75% Debentures	(115)
Balance as at November 30, 2022	$392
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $27 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the three and nine months ended November 30, 2022 and November 30, 2021:

	Three Months Ended		Nine Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Income associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$56	$110	$112	$47
Income (charge) associated with the change in fair value from instrument-specific credit components recorded in AOCL	1	(1)	3	—
Total decrease in the fair value of the 1.75% Debentures	$57	$109	$115	$47
For the three and nine months ended November 30, 2022, the Company recorded interest expense related to the 1.75% Debentures of $2 million, and $5 million which has been included in investment income (loss), net on the Company’s consolidated statements of operations (three and nine months ended November 30, 2021 - $2 million and $5 million).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

6.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the nine months ended November 30, 2022:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2022	576,228	$2,869
Exercise of stock options	97	—
Common shares issued for restricted share unit settlements	3,061	—
Stock-based compensation	—	23
Common shares issued for employee share purchase plan	960	6
Common shares outstanding as at November 30, 2022	580,346	$2,898
The Company had 580 million voting common shares outstanding, 0.5 million options to purchase voting common shares, 13 million RSUs and 2 million DSUs outstanding as at December 16, 2022. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 5.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

7.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Net income (loss) for basic earnings (loss) per share available to common shareholders	$(4)	$74	$(239)	$(132)
Less: 1.75% Debentures fair value adjustment (1)	(56)	(110)	(112)	(47)
Add: interest expense on 1.75% Debentures (1)	2	2	5	5
Net loss for diluted loss per share available to common shareholders	$(58)	$(34)	$(346)	$(174)

Weighted average number of shares outstanding (000’s) - basic (2) (3)	578,948	571,138	577,718	568,877
Effect of dilutive securities (000’s)
Conversion of 1.75% Debentures (1)	60,833	60,833	60,833	60,833
Weighted average number of shares and assumed conversions (000’s) diluted	639,781	631,971	638,551	629,710
Earnings (loss) per share - reported
Basic	$(0.01)	$0.13	$(0.41)	$(0.23)
Diluted	$(0.09)	$(0.05)	$(0.54)	$(0.28)
______________________________
(1) The Company has presented the dilutive effect of the 1.75% Debentures using the if-converted method, assuming conversion at the beginning of the quarter for the three and nine months ended November 30, 2022 and November 30, 2021. Accordingly, to calculate diluted loss per share, the Company adjusted net income (loss) by eliminating the fair value adjustment made to the 1.75% Debentures and interest expense incurred on the 1.75% Debentures for the three and nine months ended November 30, 2022 and November 30, 2021, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 5 for details on the 1.75% Debentures.
(2) The three and nine months ended November 30, 2021, includes approximately 1,421,945 common shares (Exchange Shares) remaining that were subsequently issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019 in consideration for the acquisition.
(3) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three and nine months ended November 30, 2022 and November 30, 2021, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three and nine months ended November 30, 2022 and November 30, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Cash Flow Hedges
Balance, beginning of period	$(1)	$—	$—	$1
Other comprehensive loss before reclassification	(2)	—	(3)	—
Amounts reclassified from AOCL into net income (loss)	2	—	2	(1)
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$(1)	$—	$(1)	$—
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(20)	$(6)	$(10)	$(4)
Other comprehensive income (loss)	1	(4)	(9)	(6)
Foreign currency cumulative translation adjustment	$(19)	$(10)	$(19)	$(10)
Change in Fair Value From Instrument-Specific Credit Risk On 1.75% Debentures
Balance, beginning of period	$(6)	$(8)	$(8)	$(9)
Other comprehensive income (loss) before reclassification	1	(1)	3	—
Change in fair value from instruments-specific credit risk on 1.75% Debentures	$(5)	$(9)	$(5)	$(9)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(26)	$(20)	$(26)	$(20)

9.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $25 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of November 30, 2022. See the discussion of restricted cash in Note 2.
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
As of November 30, 2022, there are no other material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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
On July 23, 2014, the plaintiff in the putative Ontario class action (Swisscanto Fondsleitung AG v. BlackBerry Limited, et al.) filed a motion for class certification and for leave to pursue statutory misrepresentation claims. On November 17, 2015, the Ontario Superior Court of Justice issued an order granting the plaintiffs’ motion for leave to file a statutory claim for misrepresentation. On December 2, 2015, the Company filed a notice of motion seeking leave to appeal this ruling. On November 15, 2018, the Court denied the Company’s motion for leave to appeal the order granting the plaintiffs leave to file a statutory claim for misrepresentation. On February 5, 2019, the Court entered an order certifying a class comprised persons (a) who purchased BlackBerry common shares between March 28, 2013, and September 20, 2013, and still held at least some of those shares as of September 20, 2013, and (b) who acquired those shares on a Canadian stock exchange or acquired those shares on any other stock exchange and were a resident of Canada when the shares were acquired. Notice of class certification was published on March 6, 2019. The Company filed its Statement of Defence on April 1, 2019. Discovery is proceeding and the Court has not set a trial date.
On March 17, 2017, a putative employment class action was filed against the Company in the Ontario Superior Court of Justice (Parker v. BlackBerry Limited). The Statement of Claim alleges that actions the Company took when certain of its employees decided to accept offers of employment from Ford Motor Company of Canada amounted to a wrongful termination of the employees’ employment with the Company. The claim seeks (i) an unspecified quantum of statutory, contractual, or common law termination entitlements; (ii) punitive or breach of duty of good faith damages of CAD$20 million, or such other amount as the Court finds appropriate, (iii) pre- and post- judgment interest, (iv) attorneys’ fees and costs, and (v) such other relief as the Court deems just. The Court granted the plaintiffs’ motion to certify the class action on May 27, 2019. The Company commenced a motion for leave to appeal the certification order on June 11, 2019. The Court denied the motion for leave to appeal on September 17, 2019. The Company filed its Statement of Defence on December 19, 2019. The parties participated in a mediation on November 9, 2022, which did not result in an agreement. Discovery is proceeding and the Court has not set a trial date.
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the volume-weighted 10-day average trading price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at November 30, 2022, the liability recorded in association with this award is nominal (February 28, 2022 - $2 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

As at November 30, 2022, the Company has recognized $17 million (February 28, 2022 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)Litigation Settlement
On March 14, 2014, the four putative U.S. class actions were consolidated in the U.S. District Court for the Southern District of New York, and on May 27, 2014, a consolidated amended class action complaint was filed. On March 13, 2015, the Court issued an order granting the Company’s motion to dismiss. The Court denied the plaintiffs’ motion for reconsideration and for leave to file an amended complaint on November 13, 2015. On August 24, 2016, the U.S. Court of Appeals for the Second Circuit affirmed the District Court order dismissing the complaint, but vacated the order denying leave to amend and remanded to the District Court for further proceedings in connection with the plaintiffs’ request for leave to amend. The Court granted the plaintiffs’ motion for leave to amend on September 13, 2017. On September 29, 2017, the plaintiffs filed a second consolidated amended class action complaint (the “Second Amended Complaint”), which added the Company’s former Chief Legal Officer as a defendant. The Court denied the motion to dismiss the Second Amended Complaint on March 19, 2018. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On January 26, 2021, the District Court granted the plaintiffs’ motion for class certification. The class includes “all persons who purchased or otherwise acquired the common stock of BlackBerry Limited on the NASDAQ during the period from March 28, 2013, through and including September 20, 2013”. The class excludes (a) all persons and entities who purchased or otherwise acquired the Company’s common stock between March 28, 2013, and April 10, 2013, and who sold all their Company common stock before April 11, 2013, and (b) the defendants, officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors, or assigns, and any entity in which any of the Defendants have or had a controlling interest. The Second Circuit Court of Appeals denied the defendants’ petition for review of the class certification order on June 23, 2021. The Second Circuit Court of Appeals affirmed the District Court judgment dismissing Cho and Ulug’s claims on March 11, 2021, and denied Cho and Ulug’s petition for panel rehearing and rehearing en banc on April 28, 2021. On May 5, 2021, the parties participated in a mediation with the Hon. Layn Phillips (ret.), which did not result in an agreement. On September 10, 2021. the Court granted the plaintiffs’ unopposed motion for approval of the class notice plan. Postcard notice was mailed on October 8, 2021; publication notice was issued starting on October 18, 2021. On January 3, 2022, the Court denied defendants’ motion for summary judgment except with respect to seven statements the Court found were barred by the statute of repose. On April 6, 2022, the parties accepted a mediator’s settlement proposal, and reached an agreement in principle to settle the U.S. consolidated actions for $165 million. The Stipulation of Settlement was executed effective June 7, 2022. On June 14, 2022, the Court granted plaintiffs’ motion for preliminary approval of the settlement and scheduled the final approval hearing for September 29, 2022. In the first quarter of fiscal 2023, the Company accrued $165 million associated with this settlement within the line Litigation settlement on the consolidated statement of operations. On June 29, 2022, the Company paid $1 million of the settlement amount. The remaining $164 million was paid on September 6, 2022. On September 29, 2022, the Court granted final approval of the settlement and entered final judgment.
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
Segment Disclosures
The Company is organized and managed as three operating segments: Cybersecurity, IoT, and Licensing and Other.
The following table shows information by operating segment for the three and nine months ended November 30, 2022 and November 30, 2021:

	For the Three Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Segment revenue	$106	$128	$51	$43	$12	$13	$169	$184
Segment cost of sales	46	52	10	8	4	6	60	66
Segment gross margin (1)	$60	$76	$41	$35	$8	$7	$109	$118

	For the Nine Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Segment revenue	$330	$355	$153	$126	$22	$52	$505	$533
Segment cost of sales	149	147	27	22	8	18	184	187
Segment gross margin (1)	$181	$208	$126	$104	$14	$34	$321	$346
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment gross margin for the three and nine months ended November 30, 2022 and November 30, 2021 to the Company’s consolidated totals:

	Three Months Ended		Nine Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Total segment gross margin	$109	$118	321	$346
Adjustments (1):
Less: Stock compensation	—	1	2	3
Less:
Research & development	52	57	159	172
Selling, marketing and administration	89	77	257	233
Amortization	26	42	78	133
Impairment of long-lived assets	—	—	4	—
Gain on sale of property, plant and equipment, net	—	—	(6)	—
Debentures fair value adjustment	(56)	(110)	(112)	(47)
Litigation settlement	—	—	165	—
Investment income (loss), net	(2)	(25)	1	(22)
Consolidated income (loss) before income taxes	$—	$76	$(227)	$(126)
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
North America (1)	$92	$101	$266	$313
Europe, Middle East and Africa	55	66	176	168
Other regions	22	17	63	52
Total	$169	$184	$505	$533

North America (1)	54.5%	54.9%	52.7%	58.7%
Europe, Middle East and Africa	32.5%	35.9%	34.9%	31.5%
Other regions	13.0%	9.2%	12.4%	9.8%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Products and services transferred over time	$88	$111	$281	$324
Products and services transferred at a point in time	81	73	224	209
Total	$169	$184	$505	$533
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the nine months ended November 30, 2022:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2022	$138	$244	$16
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	517	444	18
Decrease due to payment, fulfillment of performance obligations, or other	(524)	(479)	(17)
Increase (decrease), net	(7)	(35)	1
Closing balance as at November 30, 2022	$131	$209	$17
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at November 30, 2022 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at November 30, 2022
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$177	$22	$10	$209
Revenue recognized for performance obligations satisfied in prior periods
For the three and nine months ended November 30, 2022, nil and $1 million of revenue was recognized for performance obligations satisfied in a prior period (three and nine months ended November 30, 2021 - $1 million of revenue was recognized relating to performance obligations satisfied in a prior period).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	November 30, 2022		February 28, 2022
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$102	$362	$117	$447
United States	1,232	1,721	1,313	1,989
Other	27	111	27	131
	$1,361	$2,194	$1,457	$2,567

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Information About Major Customers
There was one customer that comprised 11% and 14% of the Company’s revenue in the three and nine months ended November 30, 2022, respectively (three and nine months ended November 30, 2021 - one customer that comprised 14% and 11% of the Company’s revenue, respectively).
11.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Interest paid during the period	$2	$2	$5	$5
Income taxes paid during the period	—	1	2	5
Income tax refunds received during the period	5	1	5	6
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2023 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2022, approximately 25% of cash and cash equivalents, 41% of accounts receivable and 44% of accounts payable were denominated in foreign currencies (February 28, 2022 – 37%, 23% and 30%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at November 30, 2022, no single issuer represented more than 19% of the total cash, cash equivalents and investments (February 28, 2022 - no single issuer represented more than 10% of the total cash, cash equivalents and investments), with the largest such issuer representing cash balances, bearer deposits, term deposits and bankers’ acceptances with one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the counterparties on a daily basis, subject to exposure and transfer thresholds. As at November 30, 2022, the Company had $1 million in collateral posted with counterparties (February 28, 2022 - nil in collateral posted).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Liquidity risk
Cash, cash equivalents, and investments were approximately $505 million as at November 30, 2022. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
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
The Company applied for the CEWS, CERS and HHBRP to the extent it met the requirements to receive the subsidy and during the three and nine months ended November 30, 2022, recorded nil and $4 million, respectively, in government subsidies as a reduction to operating expenses in the consolidated statement of operations (November 30, 2021 - $3 million and $30 million, respectively). As at November 30, 2022, the Company has recorded nil in accrued government subsidies within other receivables on the consolidated balance sheet (February 28, 2022 - $8 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and nine months ended November 30, 2022, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2022 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to the impact of the COVID-19 pandemic and the global semiconductor shortage as well as other macroeconomic factors on its results of operations and financial condition;
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
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - Products and Services”, “Business Overview - COVID-19 and Macroeconomic Factors”, “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended November 30, 2022 compared to the three months ended November 30, 2021 - Revenue - Revenue by Segment” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, the ongoing COVID-19 pandemic, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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
Cybersecurity
The Cybersecurity business consists of BlackBerry Spark, BlackBerry® AtHoc® and BlackBerry® SecuSUITE®.
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
The BlackBerry Spark platform also includes BBM Enterprise, an enterprise-grade secure instant messaging solution for messaging, voice and video.
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
In the fourth quarter of fiscal 2022, the Company announced its entry into a patent sale agreement with Catapult IP Innovations (“Catapult”) for the sale of substantially all of the Company’s non-core patent assets for total consideration of $600 million (the “Patent Sale Transaction”). Patents that are essential to the Company’s current core business operations are excluded from the Patent Sale Transaction. Pursuant to the terms of the Patent Sale Transaction, at closing, the Company will receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. The Patent Sale Transaction will not impact customers’ use of any of the Company’s products, solutions or services. Completion of the Patent Sale Transaction is subject to the satisfaction of financing and other closing conditions. Catapult is working with a financing partner and the parties are negotiating definitive closing documents. In parallel, the Company is in advanced term sheet discussions with a second interested party which has completed its due diligence on the portfolio. This alternate party is a prominent private equity firm that would not require external financing.
The Company’s Other business generates revenue from SAF charged to subscribers using the Company’s legacy BlackBerry 7 and prior BlackBerry operating systems, which are no longer supported or maintained as of January 4, 2022.
Recent Developments
The Company continued to execute on its strategy in fiscal 2023 and announced the following achievements during the most recent quarter:
Products and Innovation:
•Released Cyber Threat Intelligence (CTI) offering, a professional threat intelligence service to help customers prevent, detect, and effectively respond to cyberattacks;
•Strengthened cybersecurity platform to provide customers with improved threat identification, remediation capabilities, and endpoint support, as well as an improved user experience and investigation speed and significant updates across triage and analysis workflows;
•Announced CylanceAVERT™, a data loss detection module that provides data access and leakage visibility via CylanceGATEWAY;
•Announced new features for BlackBerry UEM, including new eSIM and Android management capabilities as well as enhanced Google Chromebook integration; and
•Announced that NATO Communications and Information Agency (NCI Agency) has awarded security accreditation to BlackBerry’s SecuSUITE® for Government for global use in official NATO secure communications.
Customers and Partners:
•Expanded work with AWS to elevate BlackBerry QNX foundational software to the cloud, accelerating time to market for mission-critical embedded systems;
•Selected by Dayin Technology to develop acoustic solutions for Great Wall Motors’ premium, next-generation vehicles;
•Selected by Human Horizons to power its autonomous driving controller and intelligent digital cockpit in the HiPhi Z vehicle; and
•Expanded BlackBerry SecuSUITE secure communications partner network in Asia Pacific, with the addition of NSI Global, Praesidum Group and Teletrol-One.

Pearlstein Settlement
On April 7, 2022, the Company announced that it had reached an agreement in principle to settle the consolidated securities class action lawsuit captioned Pearlstein v. Blackberry Limited, et al., Case No. 13 Civ. 7060 (CM) (KHP) pending against the Company and certain of its former officers in the U.S. District Court for the Southern District of New York. A formal settlement agreement was signed on June 9, 2022, and contemplated an aggregate cash payment by the Company of $165 million to settle the claims brought on behalf of all persons who purchased or otherwise acquired BlackBerry shares on the NASDAQ between March 28, 2013 and September 20, 2013. The Stipulation of Settlement was executed effective June 7, 2022. On June 14, 2022, the Court granted plaintiffs’ motion for preliminary approval of the settlement and scheduled the final approval hearing for September 29, 2022. On September 29, 2022, the Court granted final approval of the settlement and entered final judgment. While the Company believes that the allegations in the case were without merit, it also believes that eliminating the distraction, expense and risk of continued litigation was in the best interests of the Company and its shareholders. In the first quarter of fiscal 2023, the Company accrued $165 million associated with this settlement within the line Litigation settlement on the consolidated statement of operations. On June 29, 2022, the Company paid $1 million of the settlement amount. The remaining $164 million was paid on September 6, 2022.
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
Although the Company experienced higher Software & Services revenue in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022, the COVID-19 pandemic and ensuing global semiconductor shortage have had and continue to have a material adverse impact on production-based royalties for the Company’s QNX automotive software business. The invasion of Ukraine by Russia and resulting global sanctions against Russia have exacerbated the disruption of automotive supply chains and its impact on the Company’s business.
Economic weakness or inflation resulting directly or indirectly from the COVID-19 pandemic and the invasion of Ukraine, as well as higher interest rates implemented in response to inflation and resulting fears of recession, may negatively impact consumer demand for automobiles and may contribute to reduced spending and longer sales cycles for cybersecurity solutions, which in turn may adversely affect the Company’s business. The Company does not believe that inflation had a material effect on its business, results of operations and financial condition in the first nine months of fiscal 2023.
The long-term impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on, among other things, the emergence and virulence of new variants, the governmental restrictions that may be sustained or imposed in response, and the effectiveness of actions taken to contain or mitigate the pandemic, including vaccination programs. This impact cannot be reasonably estimated at this time and may not be fully reflected until future periods. Refer to Part II, Item 1A “Risk Factors” in the Annual Report for a discussion of these factors and other risks.
Goodwill
In its annual goodwill impairment test in the fourth quarter of fiscal 2022, the Company’s estimates of cash flows indicated that such carrying values were expected to be recovered for all reporting units. Nonetheless, it is reasonably possible that future judgements, assumptions, market inputs into valuation methods and estimates of cash flows may change resulting in the need to write down certain assets to fair value. Assumptions and estimates about future cash flows and discount rates are complex and often subjective and require significant judgement. The analysis is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The impact of global economic weaknesses and high inflation levels resulting directly or indirectly from, among other things, the ongoing COVID-19 pandemic and the invasion of Ukraine have resulted in higher interest rates. The impact of any of these situations on inputs into valuation estimates could potentially be material to the consolidated financial statements, including the fair value of the Company’s goodwill, particularly in relation to its BlackBerry Spark reporting unit.

Third Quarter Fiscal 2023 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended November 30, 2022 compared to the quarter ended November 30, 2021 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	November 30, 2022	November 30, 2021	Change
Revenue	$169	$184	$(15)
Gross margin	109	117	(8)
Operating expenses	111	66	45
Investment income, net	2	25	(23)
Income before income taxes	—	76	(76)
Provision for income taxes	4	2	2
Net income (loss)	$(4)	$74	$(78)
Earnings (loss) per share - reported
Basic	$(0.01)	$0.13
Diluted	$(0.09)	$(0.05)

Weighted-average number of shares outstanding (000’s)
Basic (1)	578,948	571,138
Diluted (2)	639,781	631,971
______________________________
(1)Basic earnings per share on a U.S. GAAP basis for the three months ended November 30, 2021 includes 1,421,945 common shares that were subsequently issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019 in consideration for the acquisition.
(2)Diluted loss per share on a U.S. GAAP basis for the three months ended November 30, 2022 and November 30, 2021 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following table shows information by operating segment for the three and nine months ended November 30, 2022 and November 30, 2021. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance of the Company’s reportable operating segments. See Note 10 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$106	$128	$(22)	$51	$43	$8	$12	$13	$(1)	$169	$184	$(15)
Segment cost of sales	46	52	(6)	10	8	2	4	6	(2)	60	66	(6)
Segment gross margin	$60	$76	$(16)	$41	$35	$6	$8	$7	$1	$109	$118	$(9)

	For the Nine Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$330	$355	$(25)	$153	$126	$27	$22	$52	$(30)	$505	$533	$(28)
Segment cost of sales	149	147	2	27	22	5	8	18	(10)	184	187	(3)
Segment gross margin	$181	$208	$(27)	$126	$104	$22	$14	$34	$(20)	$321	$346	$(25)

The following table reconciles the Company’s segment results for the three and nine months ended November 30, 2022 to consolidated U.S. GAAP results:

	For the Three Months Ended November 30, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$106	$51	$12	$169	$—	$169
Cost of sales	46	10	4	60	—	60
Gross margin (1)	$60	$41	$8	$109	$—	$109
Operating expenses					111	111
Investment income, net					(2)	(2)
Income before income taxes						$—

	For the Nine Months Ended November 30, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$330	$153	$22	$505	$—	$505
Cost of sales	149	27	8	184	2	186
Gross margin (1)	$181	$126	$14	$321	$(2)	$319
Operating expenses					545	545
Investment loss, net					1	1
Loss before income taxes						$(227)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and nine months ended November 30, 2022.

The following table reconciles the Company’s segment results for the three and nine months ended November 30, 2021 to consolidated U.S. GAAP results:

	For the Three Months Ended November 30, 2021
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$128	$43	$13	$184	$—	$184
Cost of sales	52	8	6	66	1	67
Gross margin (1)	$76	$35	$7	$118	$(1)	$117
Operating expenses					66	66
Investment income, net					(25)	(25)
Income before income taxes						$76

	For the Nine Months Ended November 30, 2021
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$355	$126	$52	$533	$—	$533
Cost of sales	147	22	18	187	3	190
Gross margin (1)	$208	$104	$34	$346	$(3)	$343
Operating expenses					491	491
Investment income, net					(22)	(22)
Loss before income taxes						$(126)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and nine months ended November 30, 2021.
Financial Highlights
The Company had approximately $505 million in cash, cash equivalents and investments as of November 30, 2022 (February 28, 2022 - $770 million).
In the third quarter of fiscal 2023, the Company recognized revenue of $169 million and a net loss of $4 million, or $0.01 basic loss per share and $0.09 diluted loss per share on a U.S. GAAP basis (third quarter of fiscal 2022 - revenue of $184 million and net income of $74 million, or $0.13 basic earnings per share and $0.05 diluted loss per share).
The Company recognized an adjusted net loss of $30 million, and an adjusted loss of $0.05 per share, on a non-GAAP basis in the third quarter of fiscal 2023 (third quarter of fiscal 2022 - adjusted net loss of $1 million, and adjusted loss of $0.00 per share). See “Non-GAAP Financial Measures” below.
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
As at November 30, 2022, the fair value of the 1.75% Debentures was approximately $392 million, a decrease of approximately $57 million during the third quarter of fiscal 2023. For the three months ended November 30, 2022, the Company recorded non-cash income relating to changes in fair value from non-credit components of $56 million (pre-tax and after tax) (the “Q3 Fiscal 2023 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and a non-cash charge relating to changes in fair value from instrument specific credit risk of $1 million in Other Comprehensive Loss (“OCL”) relating to the 1.75% Debentures. For the nine months ended November 30, 2022, the Company recorded non-cash income relating to changes in fair value from non-credit components of $112 million (pre-tax and after tax) (the “Fiscal 2023 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and non-cash income relating to changes in fair value from instrument specific credit risk of $3 million in OCL relating to the 1.75% Debentures. See Note 5 to the Consolidated Financial Statements for further details on the 1.75% Debentures.

Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On December 20, 2022, the Company announced financial results for the three and nine months ended November 30, 2022, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net loss, adjusted loss per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage, adjusted EBITDA margin percentage and free cash usage.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended November 30, 2022 and November 30, 2021
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net loss, adjusted loss per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage, adjusted EBITDA margin percentage and free cash usage and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended November 30, 2022 and November 30, 2021 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2022	November 30, 2021
Gross margin	$109	$117
Stock compensation expense	—	1
Adjusted gross margin	$109	$118

Gross margin %	64.5%	63.6%
Stock compensation expense	—%	0.5%
Adjusted gross margin %	64.5%	64.1%
Reconciliation of U.S. GAAP operating expense for the three months ended November 30, 2022, August 31, 2022 and November 30, 2021 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2022	August 31, 2022	November 30, 2021
Operating expense	$111	$153	$66
Restructuring charges	—	3	—
Stock compensation expense	8	5	5
Debentures fair value adjustment (1)	(56)	(10)	(110)
Acquired intangibles amortization	22	22	29
LLA impairment charge	—	4	—
Adjusted operating expense	$137	$129	$142
______________________________
(1) See “Third Quarter Fiscal 2023 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”
Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended November 30, 2022 and November 30, 2021 to adjusted net loss and adjusted basic loss per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	November 30, 2022		November 30, 2021
		Basic loss per share		Basic earnings (loss) per share
Net income (loss)	$(4)	$(0.01)	$74	$0.13
Stock compensation expense	8		6
Debentures fair value adjustment	(56)		(110)
Acquired intangibles amortization	22		29
Adjusted net loss	$(30)	$(0.05)	$(1)	$0.00

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended November 30, 2022 and November 30, 2021 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2022	November 30, 2021
Research and development	$52	$57
Stock compensation expense	2	2
Adjusted research and development	$50	$55

Selling, marketing and administration	$89	$77
Stock compensation expense	6	3
Adjusted selling, marketing and administration	$83	$74

Amortization	$26	$42
Acquired intangibles amortization	22	29
Adjusted amortization	$4	$13
Adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage and adjusted EBITDA margin percentage for the three months ended November 30, 2022 and November 30, 2021 are reflected in the table below.

For the Three Months Ended (in millions)	November 30, 2022	November 30, 2021
Operating income (loss)	$(2)	$51
Non-GAAP adjustments to operating income (loss)
Stock compensation expense	8	6
Debentures fair value adjustment	(56)	(110)
Acquired intangibles amortization	22	29
Total non-GAAP adjustments to operating income (loss)	(26)	(75)
Adjusted operating loss	(28)	(24)
Amortization	28	45
Acquired intangibles amortization	(22)	(29)
Adjusted EBITDA	$(22)	$(8)

Revenue	$169	$184
Adjusted operating loss margin % (1)	(17%)	(13%)
Adjusted EBITDA margin % (2)	(13%)	(4%)
______________________________
(1) Adjusted operating loss margin % is calculated by dividing adjusted operating loss by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the nine months ended November 30, 2022 and November 30, 2021
A reconciliation of the most directly comparable U.S. GAAP financial measures for the nine months ended November 30, 2022 and November 30, 2021 to adjusted financial measures is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2022	November 30, 2021
Gross margin	$319	$343
Stock compensation expense	2	3
Adjusted gross margin	$321	$346

Gross margin %	63.2%	64.4%
Stock compensation expense	0.4%	0.5%
Adjusted gross margin %	63.6%	64.9%
Reconciliation of U.S. GAAP operating expense for the nine months ended November 30, 2022 and November 30, 2021 to adjusted operating expense is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2022	November 30, 2021
Operating expense	$545	$491
Restructuring charges	4	—
Stock compensation expense	19	22
Debentures fair value adjustment (1)	(112)	(47)
Acquired intangibles amortization	67	93
LLA impairment charge	4	—
Litigation settlement	165	—
Adjusted operating expense	$398	$423
______________________________
(1) See “Third Quarter Fiscal 2023 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the nine months ended November 30, 2022 and November 30, 2021 to adjusted net loss and adjusted basic loss per share is reflected in the table below:

For the Nine Months Ended (in millions, except per share amounts)	November 30, 2022		November 30, 2021
		Basic loss per share		Basic loss per share
Net loss	$(239)	$(0.41)	$(132)	$(0.23)
Restructuring charges	4		—
Stock compensation expense	21		25
Debentures fair value adjustment	(112)		(47)
Acquired intangibles amortization	67		93
LLA impairment charge	4		—
Litigation settlement	165		—
Adjusted net loss	$(90)	$(0.16)	$(61)	$(0.11)

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2022 and November 30, 2021 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2022	November 30, 2021
Research and development	$159	$172
Stock compensation expense	6	6
Adjusted research and development	$153	$166

Selling, marketing and administration	$257	$233
Restructuring charges	4	—
Stock compensation expense	13	16
Adjusted selling, marketing and administration	$240	$217

Amortization	$78	$133
Acquired intangibles amortization	67	93
Adjusted amortization	$11	$40
Adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage and adjusted EBITDA margin percentage for the nine months ended November 30, 2022 and November 30, 2021 are reflected in the table below.

For the Nine Months Ended (in millions)	November 30, 2022	November 30, 2021
Operating loss	$(226)	$(148)
Non-GAAP adjustments to operating loss
Restructuring charges	4	—
Stock compensation expense	21	25
Debentures fair value adjustment	(112)	(47)
Acquired intangibles amortization	67	93
LLA impairment charge	4	—
Litigation settlement	165	—
Total non-GAAP adjustments to operating loss	149	71
Adjusted operating loss	(77)	(77)
Amortization	85	142
Acquired intangibles amortization	(67)	(93)
Adjusted EBITDA	$(59)	$(28)

Revenue	$505	$533
Adjusted operating loss margin % (1)	(15%)	(14%)
Adjusted EBITDA margin % (2)	(12%)	(5%)
______________________________
(1) Adjusted operating loss margin % is calculated by dividing adjusted operating loss by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The Company uses free cash usage when assessing its sources of liquidity, capital resources, and quality of earnings. The Company believes that free cash usage is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business. Reconciliation of U.S. GAAP net cash flow used in operating activities for the three months ended November 30, 2022 and November 30, 2021 to free cash usage is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2022	November 30, 2021
Net cash used in operating activities	$(185)	$(19)
Acquisition of property, plant and equipment	(1)	(2)
Free cash usage	$(186)	$(21)
For the three months ended November 30, 2022, free cash usage includes $164 million paid in relation to the Pearlstein settlement discussed above in “Business Overview - Pearlstein Settlement”.
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
Comparative breakdowns of certain key metrics for the three months ended November 30, 2022 and November 30, 2021 are set forth below.

For the Three Months Ended (in millions)	November 30, 2022	November 30, 2021	Change
Cybersecurity Annual Recurring Revenue	$313	$358	$(45)
Cybersecurity Dollar-Based Net Retention Rate	84%	95%	(11%)
Cybersecurity Total Contract Value Billings	$103	$112	$(9)
Recurring Software Product Revenue	~ 80%	~ 80%	—%
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for software and services.
Cybersecurity ARR was approximately $313 million in the third quarter of fiscal 2023 and decreased compared to $321 million in the second quarter of fiscal 2023 and compared to $358 million in the third quarter of fiscal 2022.
The Company previously stated that it expected Cybersecurity ARR to return to growth in early fiscal 2024. The Company no longer expects to meet this expectation due to macroeconomic factors resulting in longer sales cycles for cybersecurity solutions. The Company now expects Cybersecurity ARR to return to growth in the second half of fiscal 2024.

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
Cybersecurity DBNRR was 84% in the third quarter of fiscal 2023 and decreased compared to 85% in the second quarter of fiscal 2023 and compared to 95% in the third quarter of fiscal 2022.
Total Contract Value Billings
The Company defines TCV billings as amounts invoiced less credits issued. The Company considers TCV billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Cybersecurity TCV billings was $103 million in the third quarter of fiscal 2023 and increased compared to $102 million in the second quarter of fiscal 2023 and decreased compared to $112 million in the third quarter of fiscal 2022.
The Company previously stated that it expected quarterly year-over-year Cybersecurity billings growth throughout fiscal 2023 when compared to the same quarter in the prior year. In the third quarter of fiscal 2023, Cybersecurity TCV billings decreased compared to the third quarter of fiscal 2022 primarily due to macroeconomic factors resulting in longer sales cycles for cybersecurity solutions.
The Company expects sequential billings growth in the fourth quarter of fiscal 2023 and billings in the fourth quarter of fiscal 2023 to exceed Cybersecurity revenue in the fourth quarter of fiscal 2023.
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
Total Software and Services product revenue, excluding professional services, was approximately 80% recurring in the third quarter of fiscal 2023, consistent with the second quarter of fiscal 2023 and the third quarter of fiscal 2022.
Results of Operations - Three months ended November 30, 2022 compared to the three months ended November 30, 2021
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	November 30, 2022	November 30, 2021	Change
Revenue by Segment
Cybersecurity	$106	$128	$(22)
IoT	51	43	8
Licensing and Other	12	13	(1)
	$169	$184	$(15)

% Revenue by Segment
Cybersecurity	62.7%	69.6%
IoT	30.2%	23.4%
Licensing and Other	7.1%	7.0%
	100.0%	100.0%

Cybersecurity
The decrease in Cybersecurity revenue of $22 million was primarily due to a decrease of $19 million relating to product revenue in BlackBerry Spark and a decrease of $3 million relating to professional services.
The Company expects sequential Cybersecurity revenue growth in the fourth quarter of fiscal 2023.
IoT
The increase in IoT revenue of $8 million was primarily due to an increase of $6 million in BlackBerry QNX royalty revenue and an increase of $5 million in BlackBerry QNX development seat revenue, partially offset by a decrease of $3 million relating to professional services.
The Company previously stated that it expected IoT revenue to be between $200 million and $210 million in fiscal 2023. The Company now expects IoT revenue to be between $205 million and $210 million in fiscal 2023.
Licensing and Other
The decrease in Licensing and Other revenue of $1 million was primarily due to a decrease of $3 million in SAF revenue, partially offset by an increase of $3 million in revenue from the Company’s intellectual property licensing arrangements.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	November 30, 2022	November 30, 2021	Change
Revenue by Geography
North America	$92	$101	$(9)
Europe, Middle East and Africa	55	66	(11)
Other regions	22	17	5
	$169	$184	$(15)

% Revenue by Geography
North America	54.5%	54.9%
Europe, Middle East and Africa	32.5%	35.9%
Other regions	13.0%	9.2%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $9 million was primarily due to a decrease of $11 million in product revenue in BlackBerry Spark and a decrease of $6 million in professional services, partially offset by an increase of $3 million in BlackBerry QNX royalty revenue, an increase of $3 million in revenue from the Company’s intellectual property licensing arrangements and an increase of $2 million in BlackBerry QNX development seat revenue.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $11 million was primarily due to a decrease of $7 million in product revenue in BlackBerry Spark, a decrease of $2 million in SAF revenue, a decrease of $1 million in BlackBerry QNX development seat revenue and a decrease of $1 million relating to professional services, partially offset by an increase of $1 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
The increase in Other regions revenue of $5 million was primarily due to an increase of $4 million in BlackBerry QNX development seat revenue and an increase of $1 million in BlackBerry QNX royalty revenue.

Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $8 million to approximately $109 million in the third quarter of fiscal 2023 (third quarter of fiscal 2022 - $117 million). The decrease was primarily due to a decrease in revenue from BlackBerry Spark, partially offset by an increase in revenue from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment” as much of the Company’s cost of sales does not significantly fluctuate based on business volume, as well as an increase due to revenue mix in Secusmart.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 0.9% to approximately 64.5% of consolidated revenue in the third quarter of fiscal 2023 (third quarter of fiscal 2022 - 63.6%). The increase was primarily due to a higher gross margin contribution from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment” and a higher gross margin percentage from mix within Secusmart, partially offset by a lower gross margin contribution from BlackBerry Spark due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Third Quarter Fiscal 2023 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$106	$128	$(22)	$51	$43	$8	$12	$13	$(1)	$169	$184	$(15)
Segment cost of sales	46	52	(6)	10	8	2	4	6	(2)	60	66	(6)
Segment gross margin	$60	$76	$(16)	$41	$35	$6	$8	$7	$1	$109	$118	$(9)
Segment gross margin %	57%	59%	(2%)	80%	81%	(1)%	67%	54%	13%	64%	64%	—%
Cybersecurity
The decrease in Cybersecurity gross margin of $16 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most Cybersecurity products does not significantly fluctuate based on business volume, and to an increase in infrastructure costs allocated due to the Company no longer supporting or maintaining legacy device operating systems as discussed above in “Business Overview - Products and Services - Licensing and Other”
The decrease in Cybersecurity gross margin percentage of 2% was primarily due to an increase in infrastructure costs allocated.
IoT
The increase in IoT gross margin of $6 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales associated with development seat revenue.
The decrease in IoT gross margin percentage of 1% was primarily due to an increase in cost of sales associated with development seat revenue.
Licensing and Other
The increase in Licensing and Other gross margin of $1 million was primarily due a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems, partially offset by the reasons discussed above in “Revenue by Segment”.
The increase in Licensing and Other gross margin percentage of 13% was primarily due to a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended November 30, 2022, compared to the quarter ended August 31, 2022 and the quarter ended November 30, 2021. The Company believes it is meaningful to provide a sequential comparison between the third quarter of fiscal 2023 and the second quarter of fiscal 2023.

	For the Three Months Ended (in millions)
	November 30, 2022	August 31, 2022	November 30, 2021
Revenue	$169	$168	$184
Operating expenses
Research and development	52	54	57
Selling, marketing and administration	89	86	77
Amortization	26	25	42
Impairment of long-lived assets	—	4	—
Gain on sale of property, plant and equipment, net	—	(6)	—
Debentures fair value adjustment	(56)	(10)	(110)
Total	$111	$153	$66

Operating Expenses as % of Revenue
Research and development	30.8%	32.1%	31.0%
Selling, marketing and administration	52.7%	51.2%	41.8%
Amortization	15.4%	14.9%	22.8%
Impairment of long-lived assets	—%	2.4%	—%
Gain on sale of property, plant and equipment, net	—%	(3.6%)	—%
Debentures fair value adjustment	(33.1%)	(6.0%)	(59.8%)
Total	65.7%	91.1%	35.9%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended November 30, 2022, August 31, 2022 and November 30, 2021.
U.S. GAAP Operating Expenses
Operating expenses decreased by $42 million, or 27.5% in the third quarter of fiscal 2023, compared to the second quarter of fiscal 2023 primarily due to the difference between the Q3 Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment related to the 1.75% Debentures incurred in the second quarter of fiscal 2023 of $46 million, a decrease of $4 million in impairment of long-lived assets and a decrease of $2 million in restructuring costs, partially offset by a $6 million gain on sale of property, plant and equipment, net, in the second quarter of fiscal 2023 which did not recur and an increase in variable incentive plan costs of $4 million.
Operating expenses increased by $45 million, or 68.2%, compared to the third quarter of fiscal 2022 primarily due to the difference between the Q3 Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment related to the 1.75% Debentures incurred in the third quarter of fiscal 2022 of $54 million, an increase of $4 million in variable incentive plan costs and a decrease in benefits of $3 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy and Hardest-Hit Business Recovery Program programs (“COVID-19 subsidies”) to support the business through the COVID-19 pandemic, partially offset by a decrease of $16 million in amortization expense and a decrease of $6 million in salaries and benefits expenses.
Adjusted Operating Expenses
Adjusted operating expenses increased by $8 million, or 6.2%, to $137 million in the third quarter of fiscal 2023 compared to $129 million in the second quarter of fiscal 2023. The increase was primarily attributable to a $6 million gain on sale of property, plant and equipment, net, in the second quarter of fiscal 2023 which did not recur and an increase in variable incentive plan costs of $4 million, partially offset by a decrease of $2 million in salaries and benefits expenses and a decrease of $1 million in the Company’s deferred share unit liability due to a decrease in the Company’s stock price.

Adjusted operating expenses decreased by $5 million, or 3.5%, to $137 million in the third quarter of fiscal 2023 compared to $142 million in the third quarter of fiscal 2022. The decrease was primarily attributable to a decrease of $10 million in amortization expense, a decrease of $6 million in salaries and benefits expenses and a decrease of $1 million in sales incentive plan costs, partially offset by an increase in variable incentive plan costs of $4 million and a decrease in benefits of $3 million in COVID-19 subsidies.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $5 million, or 8.8%, in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 primarily due to a decrease of $3 million in salaries and benefits expenses.
Adjusted research and development expenses decreased by $5 million, or 9.1%, to $50 million in the third quarter of fiscal 2023 (third quarter of fiscal 2022 - $55 million). The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $12 million, or 15.6%, in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 primarily due to an increase in variable incentive plan costs of $5 million, a decrease in benefits of $3 million in COVID-19 subsidies and an increase of $3 million in stock compensation costs, partially offset by a decrease of $3 million in salaries and benefits expenses.
Adjusted selling, marketing and administration expenses increased by $9 million, or 12.2%, to $83 million in the third quarter of fiscal 2023 (third quarter of fiscal 2022 - $74 million). This increase was primarily due to an increase in variable incentive plan costs of $5 million and a decrease in benefits of $3 million in COVID-19 subsidies, partially offset by a decrease of $3 million in salaries and benefits expenses.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended November 30, 2022 compared to the quarter ended November 30, 2021. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	November 30, 2022	November 30, 2021	Change
Property, plant and equipment	$2	$4	$(2)
Intangible assets	24	38	(14)
Total	$26	$42	$(16)

	Included in Cost of Sales
	November 30, 2022	November 30, 2021	Change
Property, plant and equipment	$—	$—	$—
Intangible assets	2	3	(1)
Total	$2	$3	$(1)
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $16 million was due to a decrease in intellectual property held and used related to the Patent Sale Transaction and due to the lower cost base of assets.
Adjusted amortization expense decreased by $9 million to $4 million in the third quarter of fiscal 2023 (third quarter of fiscal 2022 - $13 million) due to the reasons described above on a U.S. GAAP basis.

Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $1 million was due to the lower cost base of assets.
Investment Income, Net
Investment income, net, which includes the interest expense from the 1.75% Debentures, decreased by $23 million to investment income, net of $2 million in the third quarter of fiscal 2023 (third quarter of fiscal 2022 - investment income, net of $25 million). The decrease in investment income, net is primarily due to gains recognized from a return of capital from a non-marketable equity investment and observable price changes on non-marketable equity investments without readily determinable fair value that occurred in the third quarter of fiscal 2022.
Income Taxes
For the third quarter of fiscal 2023, the Company’s net effective income tax expense rate was undefined due to net income before taxes of nil (third quarter of fiscal 2022 - net effective income tax expense rate of approximately 3%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the 1.75% Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net loss for the third quarter of fiscal 2023 was $4 million, or $0.01 basic loss per share and $0.09 diluted loss per share on a U.S. GAAP basis (third quarter of fiscal 2022 - net income of $74 million, or $0.13 basic earnings per share and $0.05 diluted loss per share). The decrease in net income of $78 million was primarily due to an increase in operating expenses, as described above in “Operating Expenses”, a decrease in investment income, net, a decrease in revenue, as described above in “Revenue by Segment”, partially offset by an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss was $30 million in the third quarter of fiscal 2023 (third quarter of fiscal 2022 - adjusted net loss of $1 million). The increase in adjusted net loss of $29 million was primarily due to a decrease in investment income, net, a decrease in revenue as described above in “Revenue by Segment”, partially offset by a decrease in operating expenses as described above in “Operating Expenses” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
The weighted average number of shares outstanding was 579 million common shares for basic loss per share and 640 million common shares for diluted loss per share for the third quarter of fiscal 2023 (third quarter of fiscal 2022 - 571 million common shares for basic earnings per share and 632 million common shares for diluted loss per share).

Results of Operations - Nine months ended November 30, 2022 compared to the nine months ended November 30, 2021
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the nine months ended November 30, 2022 and November 30, 2021:

	For the Nine Months Ended
	(in millions, except for share and per share amounts)
	November 30, 2022	November 30, 2021	Change
Revenue	$505	$533	$(28)
Gross margin	319	343	(24)
Operating expenses	545	491	54
Investment income (loss), net	(1)	22	(23)
Loss before income taxes	(227)	(126)	(101)
Provision for income taxes	12	6	6
Net loss	$(239)	$(132)	$(107)
Loss per share - reported
Basic	$(0.41)	$(0.23)	$(0.18)
Diluted	$(0.54)	$(0.28)	$(0.26)

Weighted-average number of shares outstanding (000’s)
Basic (1)	577,718	568,877
Diluted (2)	638,551	629,710
______________________________
(1)Basic loss per share on a U.S. GAAP basis for the first nine months of fiscal 2022 includes 1,421,945 common shares that were subsequently issued on the third anniversary dates of the Cylance acquisition completed on February 21, 2019 in consideration for the acquisition.
(2)Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2023 and fiscal 2022 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Nine Months Ended
	(in millions)
	November 30, 2022	November 30, 2021	Change
Revenue by Segment
Cybersecurity	$330	$355	$(25)
IoT	153	126	27
Licensing and Other	22	52	(30)
	$505	$533	$(28)

% Revenue by Segment
Cybersecurity	65.3%	66.6%
IoT	30.3%	23.6%
Licensing and Other	4.4%	9.8%
	100.0%	100.0%

Cybersecurity
The decrease in Cybersecurity revenue of $25 million was primarily due to a decrease of $35 million relating to product revenue in BlackBerry Spark, a decrease of $8 million relating to professional services and a decrease of $2 million relating to non-automotive OEM business, partially offset by an increase of $19 million relating to product revenue in Secusmart.
IoT
The increase in IoT revenue of $27 million was primarily due to an increase of $16 million in BlackBerry QNX development seat revenue, an increase of $9 million in BlackBerry QNX royalty revenue and an increase of $2 million relating to professional services.
Licensing and Other
The decrease in Licensing and Other revenue of $30 million was primarily due to a decrease of $23 million in revenue from the Company’s intellectual property licensing arrangements due to the pending Patent Sale Transaction in the third quarter of fiscal 2023 and associated restrictions on monetization activity and a decrease of $7 million in SAF revenue.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Nine Months Ended
	(in millions)
	November 30, 2022	November 30, 2021	Change
Revenue by Geography
North America	$266	$313	$(47)
Europe, Middle East and Africa	176	168	8
Other regions	63	52	11
	$505	$533	$(28)

% Revenue by Geography
North America	52.7%	58.7%
Europe, Middle East and Africa	34.9%	31.5%
Other regions	12.4%	9.8%
	100.0%	100.0%
North America Revenue
The decrease in North American revenue of $47 million was primarily due to a decrease of $23 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $21 million in product revenue in BlackBerry Spark and a decrease of $8 million relating to professional services, partially offset by an increase of $6 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $8 million was primarily due to an increase of $19 million relating to product revenue in Secusmart and an increase of $4 million in BlackBerry QNX development seat revenue, partially offset by a decrease of $15 million in product revenue in BlackBerry Spark.
Other Regions Revenue
The increase in Other regions revenue of $11 million was primarily due to an increase of $8 million in BlackBerry QNX development seat revenue, an increase of $2 million related to professional services and an increase of $2 million in BlackBerry QNX royalty revenue, partially offset by a decrease of $2 million in SAF revenue.

Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $24 million to approximately $319 million in the first nine months of fiscal 2023 (first nine months of fiscal 2022 - $343 million). The decrease was primarily due to a decrease in revenue from BlackBerry Spark and Licensing and Other, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 1.2%, to approximately 63.2% of consolidated revenue in the first nine months of fiscal 2023 (first nine months of fiscal 2022 - 64.4%). The decrease was primarily due to a lower gross margin contribution from BlackBerry Spark and Licensing and Other due to the reasons discussed above in “Revenue by Segment”, partially offset by a higher gross margin contribution from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Business Overview” and “Third Quarter Fiscal 2023 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Nine Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2022	2021		2022	2021		2022	2021		2022	2021
Segment revenue	$330	$355	$(25)	$153	$126	$27	$22	$52	$(30)	$505	$533	$(28)
Segment cost of sales	149	147	2	27	22	5	8	18	(10)	184	187	(3)
Segment gross margin	$181	$208	$(27)	$126	$104	$22	$14	$34	$(20)	$321	$346	$(25)
Segment gross margin %	55%	59%	(4%)	82%	83%	(1%)	64%	65%	(1%)	64%	65%	(1%)
Cybersecurity
The decrease in Cybersecurity gross margin of $27 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most Cybersecurity products does not significantly fluctuate based on business volume, and to an increase in infrastructure costs allocated due to the Company no longer supporting or maintaining legacy device operating systems as discussed above in “Business Overview - Products and Services - Licensing and Other”.
The decrease in Cybersecurity gross margin percentage of 4% was primarily due to an increase in infrastructure costs allocated and an increase in product revenue in Secusmart, which has a lower relative gross margin percentage.
IoT
The increase in IoT gross margin of $22 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in salaries expense.
The decrease in IoT gross margin percentage of 1% was primarily due to an increase in salaries expense.
Licensing and Other
The decrease in Licensing and Other gross margin of $20 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.
The decrease in Licensing and Other gross margin percentage of 1% was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021.

	For the Nine Months Ended
	(in millions)
	November 30, 2022	November 30, 2021	Change
Revenue	$505	$533	$(28)
Operating expenses
Research and development	159	172	(13)
Selling, marketing and administration	257	233	24
Amortization	78	133	(55)
Impairment of long-lived assets	4	—	4
Gain on sale of property, plant and equipment, net	(6)	—	(6)
Debentures fair value adjustment	(112)	(47)	(65)
Litigation settlement	165	—	165
Total	$545	$491	$54

Operating Expense as % of Revenue
Research and development	31.5%	32.3%
Selling, marketing and administration	50.9%	43.7%
Amortization	15.4%	25.0%
Impairment of long-lived assets	0.8%	—%
Gain on sale of property, plant and equipment, net	(1.2)%	—%
Debentures fair value adjustment	(22.2)%	(8.8)%
Litigation settlement	32.7%	—%
Total	107.9%	92.1%

See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the nine months ended November 30, 2022 and November 30, 2021.
U.S. GAAP Operating Expenses
Operating expenses increased by $54 million, or 11.0% in the first nine months of fiscal 2023, compared to the first nine months of fiscal 2022 primarily due to a $165 million litigation settlement, a decrease in benefits of $28 million in COVID-19 subsidies and an increase of $4 million in restructuring costs, partially offset by the difference between the Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment of $65 million related to the 1.75% Debentures incurred in the first nine months of fiscal 2022, a decrease of $55 million in amortization expense, a decrease of $17 million in salaries and benefits expenses and a $6 million gain on sale of property, plant and equipment, net.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $25 million, or 5.9%, to $398 million in the first nine months of fiscal 2023, compared to $423 million in the first nine months of 2022. The decrease was primarily attributable to a decrease of $29 million in amortization expense, a decrease of $17 million in salaries and benefits expenses and a $6 million gain on sale of property, plant and equipment, net, partially offset by a decrease in benefits of $28 million in COVID-19 subsidies.

Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $13 million, or 7.6%, in the first nine months of fiscal 2023, compared to the first nine months of fiscal 2022 primarily due to a decrease of $8 million in salaries and benefits expenses and a decrease of $4 million in consulting costs, partially offset by a decrease in benefits of $1 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX.
Adjusted research and development expenses decreased by $13 million, or 7.8% to $153 million in the first nine months of fiscal 2023 (first nine months of fiscal 2022 - $166 million). The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $24 million, or 10.3%, in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 primarily due to a decrease in benefits of $28 million in COVID-19 subsidies, an increase of $4 million in variable incentive plan costs, an increase of $4 million in restructuring costs and an increase of $3 million in bad debt expense, partially offset by a decrease of $11 million in salaries and benefits expenses and a decrease of $6 million in sales incentive plan costs.
Adjusted selling, marketing and administration expenses increased by $23 million, or 10.6%, to $240 million in the first nine months of fiscal 2023 (first nine months of fiscal 2022 - $217 million). The increase was primarily due to a decrease in benefits of $28 million in COVID-19 subsidies, an increase of $4 million in variable incentive plan costs, an increase of $3 million in bad debt expense and an increase of $2 million in travel expenses, partially offset by a decrease of $11 million in salaries and benefits expenses and a decrease of $6 million in sales incentive plan costs.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Nine Months Ended
	(in millions)
	Included in Operating Expense
	November 30, 2022	November 30, 2021	Change
Property, plant and equipment	$7	$10	$(3)
Intangible assets	71	123	(52)
Total	$78	$133	$(55)

	Included in Cost of Sales
	November 30, 2022	November 30, 2021	Change
Property, plant and equipment	$2	$2	$—
Intangible assets	5	7	(2)
Total	$7	$9	$(2)

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $55 million was due to a decrease in intellectual property held and used related to the Patent Sale Transaction and due to the lower cost base of assets.
Adjusted amortization expense decreased by $29 million in the first nine months of fiscal 2023 to $11 million (first nine months of fiscal 2022 - $40 million) due to the reasons described above on a U.S. GAAP basis.

Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations of $2 million was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the 1.75% Debentures, decreased by $23 million to investment loss, net of $1 million in the first nine months of fiscal 2023 (first nine months of fiscal 2022 - investment income, net of $22 million). The decrease in investment income, net is primarily due to gains recognized from a return of capital from a non-marketable equity investment and observable price changes on non-marketable equity investments without readily determinable fair value that occurred in the first nine months of fiscal 2022.
Income Taxes
For the first nine months of fiscal 2023, the Company’s net effective income tax expense rate was approximately 5% (first nine months of fiscal 2022 - net effective income tax expense rate of approximately 5%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the 1.75% Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the first nine months of fiscal 2023 was $239 million, or $0.41 basic loss per share and $0.54 diluted loss per share on a U.S. GAAP basis (first nine months of fiscal 2022 - net loss of $132 million, or $0.23 basic loss per share and $0.28 diluted loss per share). The increase in net loss of $107 million was primarily due to an increase in operating expenses, as described above in “Operating Expenses”, a decrease in revenue as described above in “Revenue by Segment”, a decrease in investment income (loss), net, and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss in the first nine months of fiscal 2023 was $90 million (first nine months of fiscal 2022 - adjusted net loss of $61 million). The increase in adjusted net loss of $29 million was primarily due to a decrease in revenue as described above in “Revenue by Segment”, a decrease in investment income (loss), net and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in operating expenses as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 578 million for basic loss per share and 639 million for diluted loss per share for the first nine months of November 30, 2022. The weighted average number of shares outstanding was 569 million for basic loss per share and 630 million for diluted loss per share for the first nine months of November 30, 2021.
Common Shares Outstanding
On December 16, 2022, there were 580 million voting common shares, options to purchase 0.5 million voting common shares, 13 million restricted share units and 2 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 5 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $265 million to $505 million as at November 30, 2022 from $770 million as at February 28, 2022, primarily as a result of the U.S. securities class actions settlement discussed in “Business Overview - Pearlstein Settlement” and changes in working capital excluding the amounts payable in respect of the 1.75% Debentures. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at November 30, 2022.

A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	November 30, 2022	February 28, 2022	Change
Cash and cash equivalents	$255	$378	$(123)
Restricted cash and cash equivalents	27	28	(1)
Short-term investments	194	334	(140)
Long-term investments	29	30	(1)
Cash, cash equivalents, and investments	$505	$770	$(265)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	November 30, 2022	February 28, 2022	Change
Current assets	$769	$1,043	$(274)
Current liabilities	767	397	370
Working capital	$2	$646	$(644)
Current Assets
The decrease in current assets of $274 million at the end of the third quarter of fiscal 2023 from the end of the fourth quarter of fiscal 2022 was primarily due to a decrease in short term investments of $140 million, a decrease in cash and cash equivalents of $123 million, a decrease in other receivables of $16 million, a decrease in accounts receivable, net of allowance of $7 million and a decrease in income taxes receivable of $4 million, partially offset and an increase of $16 million in other current assets.
At November 30, 2022, other receivables was $9 million, a decrease of $16 million from February 28, 2022. The decrease was primarily due to a decrease of $8 million relating to COVID-19 subsidies and a decrease of $6 million in intellectual property licensing receivable.
At November 30, 2022, accounts receivable was $131 million, a decrease of $7 million from February 28, 2022. The decrease was primarily due to lower revenue recognized over the three months ended November 30, 2022 compared to the three months ended February 28, 2022, and a decrease in days sales outstanding to 62 days at the end of the third quarter of fiscal 2023 from 67 days at the end of the fourth quarter of fiscal 2022.
At November 30, 2022, income taxes receivable was $5 million, a decrease of $4 million from February 28, 2022. The decrease was primarily due to tax refunds received.
At November 30, 2022, other current assets was $175 million, an increase of $16 million from February 28, 2022. The increase was primarily due to an increase of $16 million in intellectual property related to patent maintenance and an increase of $2 million in prepaid software, partially offset by a decrease of $2 million in prepaid hardware.
Current Liabilities
The increase in current liabilities of $370 million at the end of the third quarter of 2023 from the end of the fourth quarter of fiscal 2022 was primarily due to an increase in the amounts payable in respect of the 1.75% Debentures of $392 million and an increase in income taxes payable of $10 million, partially offset by a decrease in deferred revenue, current of $28 million, a decrease in accruals of $3 million and a decrease in accounts payable of $1 million.
Income taxes payable were $21 million, reflecting an increase of $10 million compared to February 28, 2022, which was primarily due to income earned in taxable jurisdictions.
Deferred revenue, current was $179 million, reflecting a decrease of $28 million compared to February 28, 2022 that was attributable to a $26 million decrease in deferred revenue, current related to BlackBerry Spark and $3 million related to BlackBerry QNX, partially offset by an increase in deferred revenue, current of $2 million related to BlackBerry AtHoc.
Accrued liabilities were $154 million, reflecting a decrease of $3 million compared to February 28, 2022. The decrease was primarily due a decrease of $4 million in director share liability, a decrease of $3 million in payroll accruals and a decrease of $2 million in operating lease liability, current, partially offset by an increase of $6 million in variable incentive plan costs.
Accounts payable were $21 million, reflecting a decrease of $1 million from February 28, 2022, which was primarily due to timing of payments.

Cash flows for the nine months ended November 30, 2022 compared to the nine months ended November 30, 2021 were as follows:

	For the Nine Months Ended
	(in millions)
	November 30, 2022	November 30, 2021	Change
Net cash flows provided by (used in):
Operating activities	$(253)	$(37)	$(216)
Investing activities	126	111	15
Financing activities	6	9	(3)
Effect of foreign exchange loss on cash and cash equivalents	(3)	(1)	(2)
Net increase in cash and cash equivalents	$(124)	$82	$(206)
Operating Activities
The increase in net cash flows used in operating activities of $216 million primarily reflects the net changes in working capital which includes the payment of the $165 million U.S. securities class actions settlement.
Investing Activities
During the nine months ended November 30, 2022, cash flows provided by investing activities were $126 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $138 million and proceeds on sale of property, plant and equipment of $17 million, offset by cash used in the acquisition of intangible assets of $24 million and the acquisition of property, plant and equipment of $5 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $111 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $104 million and distribution from a non-marketable equity investment without readily determinable fair value in the amount of $35 million, offset by cash used in the acquisition intangible assets of $22 million, and the acquisitions of property, plant and equipment of $6 million.
Financing Activities
The decrease in cash flows provided by financing activities of $3 million for the first nine months of fiscal 2023 was primarily due to a decrease in common shares issued upon the exercise of stock options.
Debenture Financing and Other Funding Sources
See Note 5 to the Consolidated Financial Statements for a description of the 1.75% Debentures.
The Company has $25 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 2 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $505 million as at November 30, 2022. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at November 30, 2022:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$88	$28	$60
Purchase obligations and commitments	119	116	3
Debt interest and principal payments	373	373	—
Total	$580	$517	$63
Total contractual and other obligations as at November 30, 2022 decreased by approximately $23 million as compared to the February 28, 2022 balance of approximately $603 million, which was attributable to a decrease in operation lease obligations and purchase obligations and commitments.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2023 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2022, approximately 25% of cash and cash equivalents, 41% of accounts receivables and 44% of accounts payable were denominated in foreign currencies (February 28, 2022 – 37%, 23% and 30%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at November 30, 2022 (after hedging activities), the impact to the Company would be immaterial.
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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at November 30, 2022 was $5 million

(February 28, 2022 - $4 million). There was one customer that comprised more than 10% of accounts receivable as at November 30, 2022 (February 28, 2022 - no customer that comprised more than 10%). During the third quarter of fiscal 2023, the percentage of the Company’s receivable balance that was past due decreased by 4.0% compared to the fourth quarter of fiscal 2022. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 11% and 14% of the Company’s revenue in the three and nine months ended November 30, 2022 (three and nine months ended November 30, 2021 - one customer that comprised 14% and 11% of the Company’s revenue, respectively).
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
See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s credit risk as it pertains to its foreign exchange derivative counterparties.
ITEM 4. CONTROLS AND PROCEDURES
As of November 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended November 30, 2022, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BLACKBERRY LIMITED

Date: December 21, 2022	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)