Form 10-K
period 2023-02-28
BLACKBERRY Ltd
filed 2023-03-31
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2023

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on August 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common shares as reported by the New York Stock Exchange, was approximately $3.4 billion. The registrant had 582,181,485 shares of common shares issued and outstanding as of March 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended February 28, 2023.

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
Intercorporate Relationships
The Company has four material subsidiaries, all of which are wholly-owned, directly or indirectly, by the Company in each case as at February 28, 2023.

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
At the same time, the threat environment for enterprises and manufacturers has become increasingly hostile as the number of adversaries grows and the scale and sophistication of their attacks, increasingly focused on the endpoint, continue to develop. Today’s malicious actors are often well-trained and well-funded criminal organizations, state-sponsored agents and international hacking collectives with the capability of employing advanced techniques to penetrate endpoints and encrypt, destroy or exfiltrate data. These groups have been responsible for highly publicized breaches that have exposed personal information and intellectual property, disrupted operations and infrastructure, extracted ransoms and caused significant reputational damage to organizations across a broad range of industries.
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
This landscape of growing vulnerability and accountability has created opportunities for secure communications platforms, endpoint cybersecurity and management solutions, embedded systems, enterprise applications, analytic tools and related services that help enterprises to secure their connected endpoints, enhance functional safety, maintain data privacy and demonstrate compliance with applicable regulations.

Strategy
The Company is widely recognized for its intelligent security software and services and believes that it delivers the broadest set of security capabilities in the market to connect, protect and manage IoT endpoints. The Company leverages its extensive technology portfolio to offer best-in-class cybersecurity, safety and reliability to enterprise customers primarily in government and regulated industries, to small and medium-sized businesses, and to original equipment manufacturers (“OEMs”) in automotive, medical, industrial and other core verticals.
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
The Company’s go-to-market strategy focuses principally on generating revenue from enterprise software and services as well as from embedded software designs with leading OEMs and Tier 1 suppliers. The Company intends to drive revenue growth and to achieve margins that are consistent with those of other enterprise software companies.
Products and Services
The Company has multiple products and services from which it derives revenue, which are structured in three groups: Cybersecurity, IoT (collectively with Cybersecurity, “Software and Services”) and Licensing and Other.
Cybersecurity
The Cybersecurity business consists of BlackBerry Spark, BlackBerry® SecuSUITE® and BlackBerry® AtHoc®.
The Company’s core secure software and services offering is its BlackBerry Spark software platform, which integrates a unified endpoint security (“UES”) layer with BlackBerry unified endpoint management (“UEM”) to enable secure endpoint communications in a zero-trust environment. BlackBerry UES is a set of complementary cybersecurity products offering endpoint protection platform (“EPP”), endpoint detection and response (“EDR”), mobile threat defense (“MTD”), zero-trust network access (“ZTNA”) and user and entity behavior analytics (“UEBA”) capabilities. The BlackBerry Spark platform is informed by the Company’s AI and machine learning capabilities, continuous innovations, professional cybersecurity services and threat research, industry partnerships and academic collaborations. The platform features industry-leading threat prevention modules to help organizations cope with the significant growth of cyberattacks and operates on a single agent across all endpoints, administered from a single console, leveraging a single crowd-sourced threat data lake and managed in one cloud environment. BlackBerry Spark solutions are available through the BlackBerry® Cyber Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suite, offering the Company’s most comprehensive range of tailored cybersecurity and endpoint management options.
The BlackBerry UES Suite offers leading Cylance® AI and machine learning-based cybersecurity solutions, including: CylancePROTECT®, an EPP and available MTD solution that uses an automated, prevention-first approach to protect against the execution of malicious code on an endpoint; CylanceOPTICS®, an EDR solution that provides both visibility into and prevention of malicious activity on an endpoint; CylanceGUARD®, a managed detection and response solution that provides 24/7 threat hunting and monitoring; CylanceGATEWAY™, an AI-empowered ZTNA solution, and CylancePERSONA™, a UEBA solution that provides continuous authentication by validating user identity in real time. These solutions are designed to provide a continuous state of resilience for the Company’s customers and support the outcomes they require by: (i) complementing, extending, or fully managing security capabilities with the Company’s experts and extended technology ecosystem, (ii) enabling the workforce in a way that is fast, easy and satisfying, while providing security visibility, controls and peace of mind; and (iii) reducing complexity and overhead costs associated with security operations. The Company also offers incident response, compromise assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks. The BlackBerry UES Suite natively integrates with BlackBerry® UEM and also works with UEM solutions from other vendors.
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
BlackBerry SecuSUITE is a certified, multi-OS voice and text messaging solution with advanced encryption, anti-eavesdropping and continuous authentication capabilities, providing a maximum level of security on conventional mobile devices for government and businesses.

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
The Company has partnered with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. BlackBerry IVY allows automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning at the edge to generate and share predictive insights and inferences. Automakers and developers will be able to use this information to create responsive in-vehicle services that enhance driver and passenger experiences. BlackBerry IVY supports multiple vehicle operating systems and hardware, as well as multi-cloud deployments in order to ensure compatibility across vehicle models and brands. The Company recently announced the first design win for BlackBerry IVY and expects to release the platform for general availability in May 2023, with in-vehicle installations to begin during the 2025 model year.
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
The Company’s Licensing business is responsible for the management and monetization of the Company’s global patent portfolio. The patent portfolio continues to provide a competitive advantage in the Company’s core product areas as well as providing leverage in the development of future technologies and licensing programs in both core and adjacent vertical markets. The Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, operating systems, networking infrastructure, acoustics, messaging, enterprise software, automotive subsystems, cybersecurity, cryptography and wireless communications. As of February 28, 2023, the Company owned approximately 37,500 worldwide patents and applications.
In the fourth quarter of fiscal 2022, the Company announced its entry into a patent sale agreement with Catapult IP Innovations (“Catapult”) for the sale of substantially all of the Company’s non-core patent assets. On March 21, 2023, the Company announced that Catapult had been unable to secure financing that would have enabled it to complete the transaction on acceptable amended terms and that, as a result, the Company had terminated its agreement with Catapult. The Company also announced its entry into a new patent sale agreement with Malikie Innovations Limited for the sale of a similar portfolio of non-core patent assets for $170 million in cash on closing, an additional $30 million in cash by no later than the third anniversary of closing and potential future royalties in the aggregate amount of up to $900 million (the “Malikie Transaction”). Closing is subject to regulatory approval and other customary conditions. Pursuant to the terms of the Malikie Transaction, the Company will receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. The Malikie Transaction will not impact customers’ use of any of the Company’s products, solutions or services.
The Company’s Other business generated revenue from SAF charged to subscribers using the Company’s legacy BlackBerry 7 and prior BlackBerry operating systems, for which support and maintenance ceased as of January 4, 2022.
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
The Company licenses the BlackBerry Spark platform, including its individual components and complementary third-party applications, through a geographically-dispersed direct sales force, value-added resellers, managed security service providers and alliance partners. The Company continues to build its global partner programs to bolster its direct sales and marketing efforts.
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
The Spark platform is also differentiated by the inclusion of a sophisticated network operations center in the BlackBerry infrastructure. The Company pioneered the use of this architecture to route messages reliably and efficiently to and from mobile devices, and over time has expanded capabilities to enable end-to-end secure communications between endpoints and applications and enterprise networks.
BlackBerry SecuSUITE technology has been certified to be compliant with the Common Criteria protection profile for VoIP applications and SIP servers. It has also earned NIAP certification and NATO Communications and Information Agency security accreditation, and has been placed on the National Security Agency’s Commercial Solutions for Classified Program component list of products certified for use on classified systems.
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
IoT
In the embedded software industry, systems are becoming increasingly connected and complex, with software being used for functions that were previously performed by hardware, driving new functional safety considerations. BlackBerry QNX is recognized for attaining the highest levels of security certifications and approvals for many of its embedded products and is the leader in safety-certified, secure and reliable software for the automotive industry. BlackBerry QNX is a trusted supplier of operating systems, hypervisors, development tools and support to automotive OEMs and Tier 1 vendors and to the general embedded market. BlackBerry QNX technology is embedded in over 215 million vehicles.
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
With the BlackBerry UEM Suite, the Company competes primarily with providers of enterprise software solutions. BlackBerry’s UES Technology, including the BlackBerry Cyber Suite, competes with various types of providers, including: traditional signature-based antivirus vendors and identity management; vendors whose business focuses almost solely on EPP; EDR vendors, which primarily focus on continuous monitoring and human response to advanced security threats; companies that provide endpoint systems management; and large network security providers, which have entered the market primarily through acquisition. The BlackBerry QNX automotive business competes principally with providers of embedded software that employ customized Linux open-source operating systems for the transportation and logistics industry, and with Google’s Android Automotive OS. See Part 1, Item 1A “Risk Factors - The Company faces intense competition”.
Product Design, Engineering and Research and Development
The Company’s research and development (“R&D”) strategy seeks to drive innovation to continuously enhance the Company’s product portfolio and introduce exciting solutions to the market.
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
Expanding the Company’s automotive product portfolio, the BlackBerry IVY platform includes an in-vehicle runtime for cost-efficient data processing and a set of SDKs which enables developers to process vehicle signals and generate meaningful insights that are used to unlock new use cases on both BlackBerry QNX and Linux-based vehicle platforms.
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
The Company protects its technology through a combination of patents, designs, copyrights, trade secrets, confidentiality procedures and contractual arrangements. The Company seeks to patent key concepts, components, protocols, processes and other inventions that it considers to have commercial value or that will likely give the Company a technological advantage. Although the Company applies for patent protection primarily in Canada, Europe and the United States, the Company has filed, and will continue to file, patent applications in other countries where there exists a strategic technological or business reason to do so. To broadly protect the Company’s inventions, the Company has a team of in-house patent attorneys and also consults with outside patent attorneys who interact with employees, review invention disclosures and prepare patent applications on a broad array of core technologies and competencies. As a result, the Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, cybersecurity, cryptography, machine learning, artificial intelligence, operating systems, acoustics, messaging, enterprise software, automotive subsystems, networking infrastructure and wireless communications. As of February 28, 2023, the Company owned approximately 37,500 worldwide patents and applications. The Company does not expect that the sale of its portfolio of primarily legacy patents under the Malikie Transaction will negatively impact its strategy of protecting its new innovations through patent filings.

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
The Company is committed to operating in a sustainable way that respects the environment, the Company’s employees and business partners, and the communities in which the Company operates around the world. To honor this commitment, the Company maintains a variety of programs to identify, execute and maintain sustainable initiatives and to reduce its direct and indirect environmental impact. In fiscal 2022, these programs enabled the Company to achieve carbon neutrality across its Scope 1, Scope 2 and material Scope 3 greenhouse gas emissions and the Company maintained its carbon neutral status as at the end of fiscal 2023.
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
Information about our Executive Officers
The Company made one executive officer appointment during fiscal 2023, naming Phil Kurtz as Chief Legal Officer.
The following table sets forth the name, province or state, and country of residence of each executive officer of the Company and their respective positions and offices held with the Company and their principal occupations during the last five years.

Name and Residence	Current Position with Company	Principal Occupation During the Last Five Years (other than Current Position with Company)
John S. Chen California, USA	Chief Executive Officer; Executive Chair/Director
Marjorie Dickman Washington D.C., USA	Chief Government Affairs and Public Policy Officer	Global Director and Associate General Counsel, IoT and Automated Driving Policy, Intel (2017-2020)
Mattias Eriksson Illinois, USA	President, IoT	Senior Vice President and Head of Product, HERE Technologies (2019-2020); Senior Vice President, Head of Core Map Group, HERE Technologies (2016-2019)
John Giamatteo Texas, USA	President, Cybersecurity	President and Chief Revenue Officer, McAfee (2013-2020)
Phil Kurtz Ontario, Canada	Chief Legal Officer and Corporate Secretary	Vice President, Deputy General Counsel and Corporate Secretary (2021-2022); Vice President, Deputy General Counsel and Assistant Corporate Secretary (2015-2021)
Steve Rai Ontario, Canada	Chief Financial Officer	Deputy Chief Financial Officer (2019), Vice President and Corporate Controller (2014-2019)
Nita White-Ivy California, USA	Chief Human Resources Officer
Mark Wilson California, USA	Chief Marketing Officer
Human Capital
The Company’s 3,181 regular employees, contract workers and student workers as of February 28, 2023 work as a team in 20 countries worldwide, with approximately 53% in Canada, 27% in the U.S., and 20% outside of North America. None of the Company’s employees in Canada or the United States are represented by a labour union; however, employees of certain foreign subsidiaries in Europe are represented by works councils.
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
The Company embraces a diverse and inclusive workplace, providing a welcoming environment in which every individual is valued and respected, regardless of race, gender, sexual orientation, gender identity, religion, age, veteran status, disability status or any other protected element of diversity. The Company recognizes diversity, equity and inclusion as business imperatives and commits to attract, develop, and retain the best and brightest talent. The Company strives to maintain an environment where people are valued, have a sense of belonging, and feel they can bring their authentic selves to work, every day. The Company is committed to maintaining a respectful and productive work environment free from discrimination and harassment, supported by training in unconscious bias and inclusive language, outreach and partnership programs such as the Company’s Women in Science, Technology, Engineering, and Mathematics (STEM) and Indigenous students awards programs, and development opportunities such as the Taking the Stage program for female and aspiring leaders. The Company does not tolerate, condone, or ignore workplace discrimination or harassment or any unlawful behavior and investigates all complaints regarding such conduct in a timely manner.
The Company believes career development is unique and personal for each employee. The Company offers career development and growth in many forms such as job shadowing, job rotation, stretch assignments, enhanced scope or responsibility, networking, lateral movement, promotions, and volunteering. The Company encourages opportunities for employees to broaden their scope and understanding of the business, and to build additional skills to attain their career aspirations. Employees are supported in their growth and development through the Company’s tuition and educational reimbursement programs, subsidies for professional association memberships, a global mentorship program, career planning resources, and various training programs.
The Company is honored to have the efforts of our talented and dedicated employees recognized through numerous awards, including Forbes Canada’s Best Employers (2022), Best & Brightest Companies to Work for in the Nation (2016-2022), Best & Brightest Companies to Work for in Wellness (2016-2022), Canada’s Top Employers for Young People (2021-2023), Canada’s Greenest Employers (2016-2022), Great Place to Work Germany (2022), Great Place to Work – Ireland’s Best Workplaces in Tech (2022), and Singapore Health Award (2022), among others. The Company also takes pride in its award-winning paid co-op and intern student program, through which the Company invests in the personal and professional development of the next generation of BlackBerry talent.
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
Access to our Annual Reports on Form 10-K and 40-F, Quarterly Reports on Form 10-Q and 6-K, Current Reports on Form 8-K, supplemental financial information, earnings press releases, and amendments to these reports filed with or furnished to the SEC may be obtained free of charge as soon as is reasonably practical after we electronically file or furnish them through the Investors section of our website at www.blackberry.com/ca/en/company/investors. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the Canadian Securities Administrators (“CSA”) may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com. Except for the documents specifically incorporated by reference in this Annual Report on Form 10-K, information contained on the SEC or CSA websites is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of the Annual Report. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.
ITEM 1A. RISK FACTORS
Investors in the Company’s securities should carefully consider the following risks, as well as the other information contained in MD&A (as defined below) and elsewhere in this Annual Report on Form 10-K for the fiscal year ended February 28, 2023. Any of the following risks, in whole or in part, could materially and adversely impact the Company’s business, financial condition and operating results. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties, including those of which the Company is unaware or the Company currently deems immaterial, may also have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Company must obtain and maintain certain product approvals and certifications from governmental authorities, regulated enterprise customers and network carrier partners in order to remain competitive, meet contractual requirements and enable its customers to meet their certification needs. Failure to maintain such approvals or certifications for the Company’s current products or to obtain such approvals or certifications for any new products on a timely basis could have a material adverse effect on the Company’s competitive position. In addition, independent industry analysts often issue reports regarding endpoint security solutions and the perception of the Company’s solutions in the marketplace, especially as compared to those of the Company’s competitors, may be significantly influenced by these reports. If these reports are negative, less frequent or less positive than reports on the Company’s competitors’ products, the Company’s competitive position may be harmed.
The occurrence or perception of a breach of the Company’s network cybersecurity measures or an inappropriate disclosure of confidential or personal information could significantly harm its business.
The Company is continuously exposed to cyber threats through the actions of outside parties, such as hacking, viruses, and other malicious software, denial of service attacks, industrial espionage and other methods designed to breach the Company’s network or data security. The Company is also exposed to risk as a result of process, coding or human errors and through attempts by third parties to fraudulently induce employees to provide access to confidential or personal information. Although malicious attempts to gain unauthorized access to such information affect many companies across various industries, the Company is at a relatively greater risk of being specifically targeted because of its reputation for security and the nature of its network operations, and because the Company has been involved in the identification of organized cyber adversaries. Such attempts may intensify as a by-product of Russia’s invasion of Ukraine.
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
The Company’s business could be negatively affected as a result of actions of activist shareholders.
Publicly-traded companies have increasingly become subject to campaigns by investors seeking to advocate certain governance changes or corporate actions such as financial or operational restructuring, asset divestitures or even sales of the entire company. Activist shareholders have publicly advocated for certain governance and strategic changes at the Company in the past, and the Company could be subject to additional shareholder activity or demands in the future. Given the challenges the Company has encountered in its business in recent years, the Company’s current strategic direction or leadership may not satisfy such shareholders who may attempt to promote or effect changes. Responding to proxy contests, media campaigns and other tactics by activist shareholders would be costly and time-consuming, disrupt the Company’s operations and divert the attention of the Board and senior management from the pursuit of the Company’s business strategies, which could adversely affect the Company’s results of operations, financial condition and prospects. If individuals are elected to the Board with a specific agenda to increase short-term shareholder value, it may adversely affect or undermine the Company’s ability to implement its strategic initiatives. Perceived uncertainties as to the Company’s future direction as a result of shareholder activism could also result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners.
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
Competition for highly skilled personnel is intense, especially in the San Francisco Bay area and in the Waterloo, Ontario area, where the Company has a substantial presence and need for highly skilled personnel. The Company is also substantially dependent on the continued service of its existing engineering personnel because of the complexity and specialization of its products and services. Also, to the extent that the Company hires employees from mature public companies with significant financial resources, the Company may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.
To attract and retain critical personnel, the Company may experience increased compensation costs that are not offset by increased productivity or higher prices for our products and services. Also, the Company’s financial results and share price performance (particularly for senior employees for whom equity-based compensation is a key element of their total compensation), among other factors, may impact the Company’s ability to attract new, and retain existing, employees. In addition, the Company’s ability to hire and retain qualified personnel may be negatively impacted by the Company’s policies with respect to remote, on-site or hybrid work arrangements, as these may not meet the needs or expectations of employees or may be perceived as less favourable compared to other companies’ policies. Any failure by the Company to attract and retain key employees could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
The Company’s ability to maintain and expand its market reach, particularly with small and medium-sized businesses, is increasingly dependent on establishing, developing and maintaining relationships with third party resellers and channel partners. The Company makes training available to its partners and develops sales programs to incentivize them to promote and deliver the Company’s current and future products and services and to grow its user base.
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
Litigation resulting from these claims and from actions asserted by the Company could be costly and time-consuming and could divert the attention of management and key personnel from the Company’s business operations. The complexity of the technology involved and the inherent uncertainty of commercial, class action, securities, employment and other litigation increases these risks. In recognition of these considerations, the Company may enter into settlements resulting in material expenditures, the payment of which could have a material adverse effect on the Company’s business, results of operation and financial condition. Similarly, if the Company is unsuccessful in its defense of material litigation claims, the Company may be faced with significant monetary damages or injunctive relief against it that could have a material adverse effect on the Company’s business, BlackBerry brand, results of operations and financial condition. Administrative or regulatory actions against the Company or its employees could also have a material adverse effect on the Company’s business, BlackBerry brand, results of operations and financial condition. See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
Adverse macroeconomic and geopolitical conditions have had and may continue to have a material adverse effect on the Company’s business, results of operations and financial condition.
The COVID-19 pandemic and ensuing global semiconductor shortage have had and may continue to have a material adverse impact on production-based royalties for the Company’s QNX automotive software business. The invasion of Ukraine by Russia and resulting global sanctions against Russia have exacerbated the disruption of automotive supply chains and its impact on the Company’s business.
Economic weakness or inflation resulting directly or indirectly from the COVID-19 pandemic and the invasion of Ukraine, as well as higher interest rates implemented in response to inflation and resulting fears of recession, may negatively impact consumer demand for automobiles and is contributing to reduced spending on and longer sales cycles for cybersecurity solutions, which in turn may continue to adversely affect the Company’s business, results of operations and financial condition on a consolidated basis. Because all components of the Company’s budgeting and forecasting are dependent upon estimates of economic activity in the markets that the Company serves and demand for its products and services, economic uncertainties make it difficult to estimate future income and expenditures.
Although the Company does not believe that inflation had a direct effect on its operations in fiscal 2023, higher interest rates implemented in response to inflation contributed to the non-cash goodwill and long-lived asset impairment charges of $476 million (the “Fiscal 2023 Impairment Charge”) recorded by the Company in the fourth quarter of the year.
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
The Company’s commercial success is highly dependent upon its ability to protect its proprietary technology. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights, all of which offer only limited protection. Despite the Company’s efforts, the steps taken to protect its proprietary rights may not be adequate to preclude misappropriation of its proprietary information or infringement of its intellectual property rights. Detecting and protecting against the unauthorized use of the Company’s products, technology proprietary rights, and intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend the Company’s intellectual property rights and could result in substantial costs and diversion of management resources, either of which could harm the Company’s business, financial condition and results of operations, and there is no assurance that the Company will be successful. Further, the laws of certain countries in which the Company’s products and services are sold or licensed do not protect intellectual property rights to the same extent as the laws of Canada or the United States.
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
In addition, the Company expends significant resources to patent and manage the intellectual property it creates with the expectation that it will generate revenues by incorporating that intellectual property in its products or services. The Company also monetizes its patent assets through outbound licensing. Changes in the law may weaken the Company’s ability to collect royalty revenue for licensing its patents. Similarly, licensees of the Company’s patents may fail to satisfy their obligations to pay royalties, or may contest the scope and extent of their obligations. Finally, the royalties the Company can obtain to monetize its intellectual property may decline because of the evolution of technology, changes in the selling price of products using licensed patents, or the difficulty of discovering infringements.
If the Malikie Transaction is completed successfully, the consideration payable to the Company from the sale of its non-core patent portfolio will include potential future royalty payments. The royalties, if any, that may be earned by the Company from the Malikie Transaction in any particular fiscal year or in the aggregate over the term of the royalty arrangement are difficult to predict, particularly given that any such royalties will depend entirely upon the business success of a third party. The aggregate proceeds that the Company ultimately receives from the Malikie Transaction are expected to be less than $900 million.
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
The Company has, and may from time to time in the future have, third-party debt service obligations pursuant to its outstanding indebtedness, which currently includes $365 million aggregate principal amount of 1.75% Debentures maturing on November 13, 2023. The degree to which the Company is leveraged could have important consequences, including that:
•the Company’s ability to obtain additional debt financing may be limited;
•a portion of the Company’s cash flow from operations or other capital resources will be dedicated to the payment of the principal of, and/or interest on, indebtedness, thereby reducing funds available for working capital, capital expenditures, strategic initiatives or other business purposes; and
•the Company’s earnings under U.S. GAAP may be negatively affected to the extent that any indebtedness, such as the 1.75% Debentures, are accounted for by the Company at fair value and include embedded derivatives which fluctuate in value from period to period.
If the Company cannot maintain an adequate cash balance or positive cash flow from operations, the Company may be unable to pay amounts due under its outstanding indebtedness or to fund other liquidity needs and it may be required to refinance all or part of its then existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance that the Company would be able to restructure or refinance the 1.75% Debentures on terms as favourable as those currently in place. The Company’s ability to restructure or refinance the 1.75% Debentures, as well as the Company’s business and financial condition more generally, may be adversely impacted if the current instability in the banking sector worsens or becomes persistent.
The 1.75% Debentures are subject to restrictive and other covenants that may limit the discretion of the Company and its subsidiaries with respect to certain business matters. These covenants place restrictions upon, among other things, the Company’s ability to incur additional indebtedness or provide guarantees in respect of obligations, create liens or other encumbrances, pay dividends, merge or consolidate with another entity and enter into any speculative hedging transaction. A breach of any of these covenants could result in a default under the Company’s outstanding indebtedness, which would have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, certain of the Company’s competitors may operate on a less leveraged basis, or without such restrictive covenants, and therefore could have greater operating and financing flexibility than the Company.
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
In the fourth quarter of fiscal 2023, the Company recorded the Fiscal 2023 Impairment Charge. For additional information, see Note 3 to the Consolidated Financial Statements.
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
Canada, together with approximately 140 other countries comprising the Organization for Economic Co-Operation and Development (“OECD”) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”), approved in principle in 2021 certain base erosion tax initiatives, including the introduction of a 15% global minimum tax which is intended to be effective in 2023. Canada has not yet released any domestic legislation in respect of the introduction of the global minimum tax. In November 2022, the Department of Finance Canada released for public comment revised draft legislative proposals which, if enacted, may limit the deductibility of interest and financing expenses for Canadian tax purposes. The revised draft legislative proposals are generally intended to apply in respect of taxation years beginning on or after October 1, 2023. The Company will continue to monitor the BEPS and interest deductibility limitation proposals and any impact on the Company, which may result in an increase in future taxes and an adverse effect on the Company.
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
Standards for identifying, measuring and reporting ESG matters continue to evolve, including requirements for ESG-related disclosures that may be required of public companies by the securities and other applicable regulators. If the Company’s ESG practices or disclosures do not meet evolving investor or other stakeholder expectations and standards, then the reputation of the Company, its ability to attract or retain employees, and its attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. Further, the Company’s failure or perceived failure to pursue or fulfill ESG objectives or to satisfy applicable reporting standards on a timely basis, or at all, could have similar negative impacts or expose the Company to government enforcement actions and private litigation.
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
In addition, the Company is exposed to foreign exchange risk as a result of transactions in currencies other than its U.S. dollar functional currency. The majority of the Company’s revenue is denominated in U.S. dollars; however, some revenue, and a substantial portion of operating costs and capital expenditures are incurred in other currencies, primarily Canadian dollars, euros and British Pounds. For more details, please refer to the discussion of foreign exchange and income taxes in the Company’s MD&A for the fiscal year ended February 28, 2023.
All of the above factors may have a material adverse effect on the Company’s business, results of operations and financial condition and there can be no assurance that the policies and procedures implemented by the Company to address or mitigate these risks will be successful, that Company personnel will comply with them, or that the Company will not experience these factors in the future.
Environmental events may negatively affect the Company.
A significant portion of the Company’s personnel, including a majority of its senior leadership team, is based in California, in areas known for seismic activity and wildfires. The Company also has operations in numerous locations around the world that expose the Company to additional diverse environmental risks. A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on the Company’s business and operations and could cause the Company to incur costs to repair damages to its facilities, equipment and infrastructure. The Company’s offices and remote working locations have historically experienced, and are projected to continue to experience, climate-related events including drought, heat waves, ice storms, power shortages, and wildfires and resultant air quality impacts. The increasing frequency and impact of extreme weather events on the infrastructure of the Company and its suppliers, as well as public infrastructure, have the potential to disrupt the business of the Company, its suppliers and its customers.
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
In addition, broad market and industry factors may decrease the market price of the Company’s common shares, regardless of the Company’s operating performance. The stock market in general, and the securities of technology companies in particular, have often experienced extreme price and volume fluctuations, including, in recent years, as a result of the COVID-19 pandemic, the invasion of Ukraine by Russia, rising inflation and higher interest rates. Periods of volatility in the overall market and in the market price of the Company’s securities may prompt securities class action litigation against the Company which, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources. See also the Risk Factor entitled “Litigation against the Company may result in adverse outcomes” and the “Legal Proceedings” section in this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s headquarters are located in Waterloo, Ontario, Canada. The Company’s main campus in Waterloo consists of three leased buildings with approximately 479,000 square feet. The remaining lease term is approximately two years with the option to renew for an additional five years. The Company also operates facilities in the United States, Asia-Pacific, Europe and the Middle East for engineering, sales, marketing, research and development, our data center, and operations, among other general and administrative purposes.
The Company’s other significant leased properties include the following:
•Ottawa facility, located in Ontario, Canada, totaling approximately 147,000 square feet;
•Mississauga facility, located in Ontario, Canada, totaling approximately 75,000 square feet;
•San Ramon facility, located in California, United States, totaling approximately 50,000 square feet;
•Brampton facility, located in Ontario, Canada, totaling approximately 6,706 square feet; and
•Cambridge facility, located in Ontario, Canada, totaling approximately 5,107 square feet.

The following table sets forth the location and approximate square footage of the Company’s leased facilities as of February 28, 2023:

(Square feet in thousands)
Location
North America	1,050
Europe, Middle East and Africa	60
Asia Pacific	27
Total	1,137
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
On February 28, 2023, there were 1,019 registered holders of record of our common shares.
Unregistered Sales of Equity Securities
The Company had no unregistered sales of equity securities during fiscal 2023 that were not previously reported.
Share Repurchases
The Company did not repurchase any shares during fiscal 2023.
Stock Performance Graph
The following graph shows the cumulative total shareholder return of $100 invested in the common shares compared to the S&P/TSX Composite index, and the peer group index (S&P 500 Information Technology index) for the period of February 28, 2018 to February 28, 2023.
The performance of the Company’s common shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our common shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	Base Period
	2/28/2018	2/28/2019	2/28/2020	2/28/2021	2/26/2022	2/28/2023
BlackBerry Limited	$100.00	$71.66	$42.59	$82.78	$56.59	$31.96
S&P TSX Capped Composite	100.00	103.60	105.31	116.95	136.81	130.94
S&P 500/Information Technology	100.00	104.35	130.35	192.96	227.26	200.27
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
There is currently no limitation imposed by Canadian law or by the Company’s articles or by-laws on the right of non-residents to hold or vote the Company’s common shares, other than those imposed by the Investment Canada Act (Canada) and the Competition Act (Canada). These acts will generally not apply except where control of an existing Canadian business or company, which has Canadian assets or revenue, or enterprise value (as applicable) over a certain threshold, is acquired and will not apply to trading generally of securities listed on a stock exchange.
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited, for the fiscal year ended February 28, 2023. The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP. All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Readers should carefully review Part I, Item 1A “Risk Factors” and other documents filed from time to time with the Securities and Exchange Commission (“SEC”) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Please refer to our MD&A included in our Annual Report on 10-K for the fiscal year ended February 28, 2022 for a comparative discussion of our fiscal 2022 financial results as compared to our fiscal 2021 financial results, which is incorporated herein by reference. Additional information about the Company can be found on SEDAR at www.sedar.com and on the SEC’s website at www.sec.gov.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of certain securities laws, including under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, including statements relating to:
•the Company’s plans, strategies and objectives, including its intentions to increase and enhance its product and service offerings and to patent new innovations, and to complete the sale of a portfolio of its non-core patent assets;
•the Company’s expectations with respect to the impact of the COVID-19 pandemic and the global semiconductor shortage, as well as other macroeconomic factors including inflation and interest rates, on its results of operations and financial condition;
•the Company’s expectations with respect to its revenue and billings in fiscal 2024, the annual recurring revenue of its Cybersecurity business in fiscal 2024, installations of the BlackBerry IVY™ platform and the sale of substantially all of its non-core patent assets;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this Annual Report on Form 10-K, including in the sections in Part I, Item 1 “Business” entitled “Products and Services - IoT”, “Products and Services - Licensing and Other”, “Intellectual Property” and “Human Capital”, and in the sections of this MD&A entitled “Business Overview - COVID-19”, “Business Overview - Russia Ukraine Conflict”, “Non-GAAP Financial Measures - Key Metrics - Annual Recurring Revenue”, “Non-GAAP Financial Measures - Key Metrics - TCV Billings”, “Results of Operations - Fiscal year ended February 28, 2023 compared to fiscal year ended February 28, 2022 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended February 28, 2023 compared to the three months ended February 28, 2022 - Revenue - Revenue by Segment” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, the ongoing COVID-19 pandemic, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
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
Business Overview
The Company provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 500 million endpoints including more than 215 million vehicles. Based in Waterloo, Ontario, the Company leverages artificial intelligence and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption and embedded systems. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange. The Company was incorporated under the Business Corporations Act (Ontario) on March 7, 1984.
The Company continued to execute on its strategy in fiscal 2023 and announced the following significant achievements:
Products and Innovation:
•Demonstrated BlackBerry IVY™ running on three commercially-available automotive platforms at CES 2023 and announced general availability for May 2023;
•Launched QNX® Accelerate, making the QNX® Neutrino® real time operating system (RTOS) and QNX® OS for Safety available in the cloud and through AWS Marketplace;
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
•Launched CylanceGATEWAY, BlackBerry’s Zero Trust Network Access (ZTNA) service offering;
•Released CylanceAVERT™, a data loss detection module that provides data access and leakage visibility via CylanceGATEWAY™;
•Released Cyber Threat Intelligence (CTI), a professional threat intelligence service to help customers prevent, detect, and effectively respond to cyberattacks;
•Recognized as a 2023 Gartner® Peer Insights™ Customers’ Choice for Unified Endpoint Management (UEM) tools, including as the only vendor to be placed in the upper right quadrant;
•Named as a ‘Leader’ for a third consecutive year in the IDC MarketScape: Worldwide UEM Software 2022 Vendor Assessment;
•Announced that NATO Communications and Information Agency (NCI Agency) awarded security accreditation to SecuSUITE for Government for global use in official NATO secure communications; and
•Awarded updated NIAP/Common Criteria and CSfC certification for BlackBerry SecuSUITE® for Government.

Customers and Partners:
•Announced an agreement to sell substantially all of BlackBerry’s non-core patent assets to Malikie Innovations Limited, a subsidiary of Key Patent Innovations Limited, for a combination of cash at closing and potential future royalties in the aggregate amount of up to $900 million;
•Announced first BlackBerry IVY design win as Dongfeng Motor selected PATEO digital cockpit for the next-generation all-electric VOYAH Model;
•Selected by Volkswagen Group’s software company, Cariad, for its VW.OS, part of a unified software platform to be deployed across all Volkswagen Group brands;
•Entered into a multi-year agreement with Magna International Inc. to collaborate on next-generation Advanced Driver Assistance System (ADAS) solutions for global automakers;
•Selected by Chongqing Yazaki to power a digital LCD cluster for the Chinese market, including deployment within next-generation vehicles from Geely Auto and Dongfeng Liuzhou Auto;
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
•Announced that BlackBerry QNX software is embedded in over 215 million vehicles;
•Launched the Software-Defined Vehicle Innovator Awards with MotorTrend;
•Collaborated with LeapXpert to enable the BlackBerry® Dynamics™ platform to provide secure communications through leading messaging applications such as iMessage, WhatsApp and SMS;
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
Goodwill Impairment
During the fourth quarter of fiscal 2023, as part of its process for setting the annual operating plan for fiscal 2024, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations and a reduction in revenue multiples used in the valuation of the BlackBerry Spark reporting unit. These changes in estimates, combined with the global economic weakness and inflation resulting directly or indirectly from the COVID-19 pandemic and the Russian invasion of Ukraine, higher interest rates implemented in response to inflation, and a broad-based stock market decline impacting the Company’s market capitalization, resulted in the recognition of a goodwill impairment charge of $245 million (the “Fiscal 2023 Goodwill Impairment Charge”) in the BlackBerry Spark reporting unit, which is included within the Company’s Cybersecurity segment. For additional information, see Note 3 to the Consolidated Financial Statements. The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values as at the annual goodwill impairment test date.

Long-Lived Asset Impairment (“LLA Impairment”)
During the fourth quarter of fiscal 2023, market conditions and changes in the Company’s estimates as described above under “Goodwill Impairment” provided indicators of potential impairment in the Company’s UES asset group, which is primarily composed of intangible assets recognized in the acquisition of Cylance and is included within the Company’s Cybersecurity segment. The Company performed the two-step impairment testing process as described in Note 1, utilizing the income approach using a discounted future cash flow model and market-based approaches, and concluded that the carrying values of the Company’s UES asset group exceeded their fair values, necessitating an impairment charge of $231 million. None of the Company’s other asset groups demonstrated indicators of potential impairment. During fiscal 2023, the Company also recorded a $4 million impairment charge relating to right-of-use assets for a total LLA impairment charge of $235 million (the “Fiscal 2023 LLA Impairment Charge”). For additional information, see Note 3 to the Consolidated Financial Statements.
COVID-19 and Macroeconomic Factors
The COVID-19 pandemic and ensuing global semiconductor shortage have had and continue to have a material adverse impact on production-based royalties for the Company’s QNX automotive software business. The invasion of Ukraine by Russia and resulting global sanctions against Russia have exacerbated the disruption of automotive supply chains and its impact on the Company’s business.
Economic weakness or inflation resulting directly or indirectly from the COVID-19 pandemic and the Russian invasion of Ukraine, as well as higher interest rates implemented in response to inflation and resulting fears of recession, may negatively impact consumer demand for automobiles and is contributing to reduced spending and longer sales cycles for cybersecurity solutions, which in turn may continue to adversely affect the Company’s business. The Company does not believe that inflation had a direct effect on its operations during fiscal 2023; however, higher interest rates implemented in response to inflation negatively impacted the Company’s estimates of the fair values of its reporting units which, among other factors, resulted in the Fiscal 2023 Goodwill Impairment Charge.
Refer to Part I, Item 1A “Risk Factors” in this Annual Report on form 10-K for a discussion of these factors and other risks.
Fiscal 2023 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data, as well as certain consolidated balance sheet data, as at and for the fiscal years ended February 28, 2023, February 28, 2022, and February 28, 2021:

	As at and for the Fiscal Years Ended (in millions, except for share and per share amounts)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Revenue	$656	$718	$(62)	$893	$(175)
Gross margin	419	467	(48)	643	(176)
Operating expenses	1,144	469	675	1,750	(1,281)
Investment income (loss), net	5	21	(16)	(6)	27
Income (loss) before income taxes	(720)	19	(739)	(1,113)	1,132
Provision for (recovery of) income taxes	14	7	7	(9)	16
Net income (loss)	$(734)	$12	$(746)	$(1,104)	$1,116
Earnings (loss) per share - reported
Basic	$(1.27)	$0.02		$(1.97)
Diluted	$(1.35)	$(0.31)		$(1.97)

Weighted-average number of shares outstanding (000’s)
Basic	578,654	570,607		561,305
Diluted (1)	639,487	631,440		561,305

______________________________
(1)Diluted loss per share on a U.S. GAAP basis for fiscal 2021 does not include the dilutive effect of the Debentures (as defined below) as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for fiscal 2023, fiscal 2022 and fiscal 2021 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the fiscal year ended February 28, 2023 for calculation of the diluted weighted average number of shares outstanding.

The following tables show information by operating segment for the three months and year ended February 28, 2023 and February 28, 2022. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance of the Company’s reportable operating segments. See “Business Overview - Segment Reporting” for a description of the Company’s operating segments, as well as Note 12 to the Consolidated Financial Statements.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	February 28,		Change	February 28,		Change	February 28,		Change	February 28,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$88	$122	$(34)	$53	$52	$1	$10	$11	$(1)	$151	$185	$(34)
Segment cost of sales	36	47	(11)	10	8	2	4	5	(1)	50	60	(10)
Segment gross margin	$52	$75	$(23)	$43	$44	$(1)	$6	$6	$—	$101	$125	$(24)

	For the Year Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	February 28,		Change	February 28,		Change	February 28,		Change	February 28,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$418	$477	$(59)	$206	$178	$28	$32	$63	$(31)	$656	$718	$(62)
Segment cost of sales	185	194	(9)	37	30	7	12	23	(11)	234	247	(13)
Segment gross margin	$233	$283	$(50)	$169	$148	$21	$20	$40	$(20)	$422	$471	$(49)
The following tables reconcile the Company’s segment results for the three months and year ended February 28, 2023 to consolidated U.S. GAAP results:

	For the Three Months Ended February 28, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$88	$53	$10	$151	$—	$151
Cost of sales	36	10	4	50	1	51
Gross margin (1)	$52	$43	$6	$101	$(1)	$100
Operating expenses					599	599
Investment income, net					(6)	(6)
Loss before income taxes						$(493)

	For the Year Ended February 28, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$418	$206	$32	$656	$—	$656
Cost of sales	185	37	12	234	3	237
Gross margin (1)	$233	$169	$20	$422	$(3)	$419
Operating expenses					1,144	1,144
Investment income, net					(5)	(5)
Loss before income taxes						$(720)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months and year ended February 28, 2023.

The following tables reconcile the Company’s segment results for the three months and year ended February 28, 2022 to consolidated U.S. GAAP results:

	For the Three Months Ended February 28, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$122	$52	$11	$185	$—	$185
Cost of sales	47	8	5	60	1	61
Gross margin (1)	$75	$44	$6	$125	$(1)	$124
Operating expenses					(22)	(22)
Investment loss, net					1	1
Income before income taxes						$145

	For the Year Ended February 28, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$477	$178	$63	$718	$—	$718
Cost of sales	194	30	23	247	4	251
Gross margin (1)	$283	$148	$40	$471	$(4)	$467
Operating expenses					469	469
Investment income, net					(21)	(21)
Income before income taxes						$19
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months and year ended February 28, 2022.
Financial Highlights
The Company had approximately $487 million in cash, cash equivalents and investments as of February 28, 2023 (Fiscal 2022 - $770 million).
In fiscal 2023, the Company recognized revenue of $656 million and incurred a net loss of $734 million, or $1.27 basic loss per share and $1.35 diluted loss per share on a U.S. GAAP basis (fiscal 2022 - revenue of $718 million and net income of $12 million, or $0.02 basic earnings per share and $0.31 diluted loss per share). The net loss was primarily due to the Fiscal 2023 Goodwill Impairment Charge and Fiscal 2023 LLA Impairment Charge, as discussed above in “Business Overview - Goodwill Impairment” and “Business Overview - Long-Lived Asset Impairment”.
The Company recognized adjusted net loss of $103 million, or adjusted loss of $0.18 per share, on a non-GAAP basis in fiscal 2023 (fiscal 2022 - adjusted net loss of $55 million and adjusted loss of $0.10 per share). See “Non-GAAP Financial Measures” below.
Debentures Fair Value Adjustment
As previously disclosed, the Company elected the fair value option to account for its outstanding 1.75% unsecured convertible debentures (the “1.75% Debentures”) and its previously outstanding 3.75% outstanding convertible debentures (the “3.75% Debentures” and together with the 1.75% Debentures, the “Debentures”); therefore, periodic revaluation has been and continues to be required under U.S. GAAP. The fair value adjustment does not impact the terms of the Debentures such as the face value, the redemption features or the conversion price.
As of February 28, 2023, the fair value of the 1.75% Debentures was approximately $367 million versus the principal value of $365 million. For the three months ended February 28, 2023, the Company recorded a non-cash loss relating to changes in fair value from instrument specific credit risk of $1 million in other comprehensive income (loss) (“OCI”) and non-cash income relating to changes in fair value from non-credit components of $26 million (pre-tax and after tax) (the “Q4 Fiscal 2023 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. In fiscal 2023, the Company recorded non-cash income relating to changes in fair value from instrument-specific credit risk of $2 million in OCI and non-cash income relating to changes in fair value from non-credit components of $138 million (pre-tax and after tax) (the “Fiscal

2023 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. See Note 6 to the Consolidated Financial Statements for further details on the Debentures.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On March 30, 2023, the Company announced financial results for the three months and fiscal year ended February 28, 2023, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP financial measures and non-GAAP ratios provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and is useful in helping management and readers understand the Company’s operating results and underlying operational trends. In the first quarter of fiscal 2022, the Company discontinued its use of software deferred revenue acquired and software deferred commission expense acquired adjustments in its non-GAAP financial measures due to the quantitative decline in the adjustments over time. For purposes of comparability, the Company’s non-GAAP financial measures for the three months ended and year ended February 28, 2021 have been updated to conform to the current year’s presentation.
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
•Restructuring charges. The Company believes that restructuring costs relating to employee termination benefits, facilities and other costs pursuant to the Cost Optimization Program to reduce its annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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
•Goodwill impairment charge. The Company believes that goodwill impairment charges do not reflect expected future operating expenses, are non-cash, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended February 28, 2023, February 28, 2022 and February 28, 2021
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended February 28, 2023, February 28, 2022 and February 28, 2021 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2023	February 28, 2022	February 28, 2021
Gross margin	$100	$124	$152
Stock compensation expense	1	1	1
Adjusted gross margin	$101	$125	$153

Gross margin %	66.2%	67.0%	72.4%
Stock compensation expense	0.7%	0.6%	0.5%
Adjusted gross margin %	66.9%	67.6%	72.9%
Reconciliation of U.S. GAAP operating expense (income) for the three months ended February 28, 2023, November 30, 2022, February 28, 2022 and February 28, 2021 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2023	November 30, 2022	February 28, 2022	February 28, 2021
Operating expense (income)	$599	$111	$(22)	$465
Restructuring charges	7	—	—	—
Stock compensation expense	9	8	4	16
Debentures fair value adjustment (1)	(26)	(56)	(165)	258
Acquired intangibles amortization	15	22	22	32
Goodwill impairment charge	245	—	—	—
LLA impairment charge	231	—	—	22
Adjusted operating expense	$118	$137	$117	$137
______________________________
(1) See “Fiscal 2023 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”.

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended February 28, 2023, February 28, 2022 and February 28, 2021 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	February 28, 2023		February 28, 2022		February 28, 2021
		Basic loss per share		Basic earnings per share		Basic earnings (loss) per share
Net income (loss)	$(495)	$(0.85)	$144	$0.25	$(315)	$(0.56)
Restructuring charges	7		—		—
Stock compensation expense	10		5		17
Debentures fair value adjustment	(26)		(165)		258
Acquired intangibles amortization	15		22		32
Goodwill impairment charge	245		—		—
LLA impairment charge	231		—		22
Adjusted net income (loss)	$(13)	$(0.02)	$6	$0.01	$14	$0.02
Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended February 28, 2023, February 28, 2022 and February 28, 2021 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2023	February 28, 2022	February 28, 2021
Research and development	$48	$47	$48
Stock compensation expense	3	2	3
Adjusted research and development	$45	$45	$45

Selling, marketing and administration	$83	$64	$92
Restructuring charges	7	—	—
Stock compensation expense	6	2	13
Adjusted selling, marketing and administration	$70	$62	$79

Amortization	$18	$32	$45
Acquired intangibles amortization	15	22	32
Adjusted amortization	$3	$10	$13

Reconciliation of selected non-GAAP based measures with most directly comparable U.S. GAAP measures for the years ended February 28, 2023, February 28, 2022 and February 28, 2021
A reconciliation of the most directly comparable U.S. GAAP financial measures for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 to adjusted financial measures is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2023	February 28, 2022	February 28, 2021
Gross margin	$419	$467	$643
Stock compensation expense	3	4	5
Adjusted gross margin	$422	$471	$648

Gross margin %	63.9%	65.0%	72.0%
Stock compensation expense	0.4%	0.6%	0.6%
Adjusted gross margin %	64.3%	65.6%	72.6%

Operating expense	$1,144	$469	$1,750
Restructuring charges	11	—	2
Stock compensation expense	28	26	47
Debentures fair value adjustment (1)	(138)	(212)	372
Acquired intangibles amortization	82	115	129
Goodwill impairment charge	245	—	594
LLA impairment charge	235	—	43
Litigation settlement	165	—	—
Adjusted operating expense	$516	$540	$563
______________________________
(1) See “Fiscal 2023 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”.

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 to the adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Fiscal Years Ended (in millions, except per share amounts)	February 28, 2023		February 28, 2022		February 28, 2021
		Basic loss per share		Basic earnings (loss) per share		Basic earnings (loss) per share
Net income (loss)	$(734)	$(1.27)	$12	$0.02	$(1,104)	$(1.97)
Restructuring charges	11		—		2
Stock compensation expense	31		30		52
Debentures fair value adjustment	(138)		(212)		372
Acquired intangibles amortization	82		115		129
Goodwill impairment charge	245		—		594
LLA impairment charge	235		—		43
Litigation settlement	165		—		—
Adjusted net income (loss)	$(103)	$(0.18)	$(55)	$(0.10)	$88	$0.16

Reconciliation of U.S GAAP research and development, selling, marketing and administration, and amortization expense for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2023	February 28, 2022	February 28, 2021
Research and development	$207	$219	$215
Stock compensation expense	9	8	11
Adjusted research and development	$198	$211	$204

Selling, marketing and administration	$340	$297	$344
Restructuring charges	11	—	2
Stock compensation expense	19	18	36
Adjusted selling, marketing and administration	$310	$279	$306

Amortization	$96	$165	$182
Acquired intangibles amortization	82	115	129
Adjusted amortization	$14	$50	$53
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the three months ended February 28, 2023, February 28, 2022 and February 28, 2021 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Three Months Ended (in millions)	February 28, 2023	February 28, 2022	February 28, 2021
Operating income (loss)	$(499)	$146	$(313)
Non-GAAP adjustments to operating income (loss)
Restructuring charges	7	—	—
Stock compensation expense	10	5	17
Debentures fair value adjustment	(26)	(165)	258
Acquired intangibles amortization	15	22	32
Goodwill impairment charge	245	—	—
LLA impairment charge	231	—	22
Total non-GAAP adjustments to operating income (loss)	482	(138)	329
Adjusted operating income (loss)	(17)	8	16
Amortization	20	34	49
Acquired intangibles amortization	(15)	(22)	(32)
Adjusted EBITDA	$(12)	$20	$33

Revenue	$151	$185	$210
Adjusted operating income (loss) margin % (1)	(11%)	4%	8%
Adjusted EBITDA margin % (2)	(8%)	11%	16%
______________________________
(1) Adjusted operating income (loss) margin % is calculated by dividing adjusted operating income (loss) by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the fiscal years ended February 28, 2023, February 28, 2022 and February 28, 2021 are reflected in the table below.

For the Fiscal Years Ended (in millions)	February 28, 2023	February 28, 2022	February 28, 2021
Operating loss	$(725)	$(2)	$(1,107)
Non-GAAP adjustments to operating loss
Restructuring charges	11	—	2
Stock compensation expense	31	30	52
Debentures fair value adjustment	(138)	(212)	372
Acquired intangibles amortization	82	115	129
Goodwill impairment charge	245	—	594
LLA impairment charge	235	—	43
Litigation settlement	165	—	—
Total non-GAAP adjustments to operating loss	631	(67)	1,192
Adjusted operating income (loss)	(94)	(69)	85
Amortization	105	176	198
Acquired intangibles amortization	(82)	(115)	(129)
Adjusted EBITDA	$(71)	$(8)	$154

Revenue	$656	$718	$893
Adjusted operating income (loss) margin % (1)	(14%)	(10%)	10%
Adjusted EBITDA margin % (2)	(11%)	(1%)	17%
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
Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the three months ended February 28, 2023, February 28, 2022 and February 28, 2021 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2023	February 28, 2022	February 28, 2021
Net cash provided by (used in) operating activities	$(7)	$10	$51
Acquisition of property, plant and equipment	(2)	(2)	$(3)
Free cash flow (usage)	$(9)	$8	$48
Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 to free cash flow (usage) is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2023	February 28, 2022	February 28, 2021
Net cash provided by (used in) operating activities	$(263)	$(28)	$82
Acquisition of property, plant and equipment	(7)	(8)	(8)
Free cash flow (usage)	$(270)	$(36)	$74
For the year ended February 28, 2023, free cash usage includes $165 million paid in relation to the Pearlstein settlement discussed above in “Business Overview - Pearlstein Settlement”.

Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), Cybersecurity total contract value (“TCV”) billings, recurring revenue percentage and QNX royalty backlog do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies.
Comparative breakdowns of certain key metrics for the three months ended February 28, 2023 and February 28, 2022 are set forth below.

For the Three Months Ended (in millions)	February 28, 2023	February 28, 2022	Change
Cybersecurity Annual Recurring Revenue	$298	$347	$(49)
Cybersecurity Dollar-Based Net Retention Rate	81%	91%	(10%)
Cybersecurity Total Contract Value Billings	$107	$125	$(18)
Recurring Software Product Revenue	~ 90%	~ 80%	10%
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Cybersecurity business.
Cybersecurity ARR was approximately $298 million in the fourth quarter of fiscal 2023 and decreased compared to $313 million in the third quarter of fiscal 2023 and decreased compared to $347 million in the fourth quarter of fiscal 2022 primarily due to customer churn in the BlackBerry Spark business.
The Company expects Cybersecurity ARR to return to sequential growth in the second half of fiscal 2024.
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
Cybersecurity DBNRR was 81% in the fourth quarter of fiscal 2023 and decreased compared to 84% in the third quarter of fiscal 2023 and compared to 91% in the fourth quarter of fiscal 2022 primarily due to customer churn in the BlackBerry Spark business.
TCV Billings
The Company defines TCV billings as amounts invoiced less credits issued. The Company considers TCV billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Cybersecurity TCV billings was $107 million in the fourth quarter of fiscal 2023 and increased compared to $103 million in the third quarter of fiscal 2023 and decreased compared to $125 million in the fourth quarter of fiscal 2022 primarily due to elongated sales cycles in government causing some large deals to slip into later quarters.
The Company previously stated that it expected quarterly year-over-year Cybersecurity TCV billings growth throughout fiscal 2023 when compared to the same quarter in the prior year, with growth of between 8% to 12% in fiscal 2023 as a whole compared to fiscal 2022. In the fourth quarter of fiscal 2023, Cybersecurity TCV billings decreased compared to the fourth quarter of fiscal 2022 and Cybersecurity TCV billings decreased in fiscal 2023 as a whole compared to fiscal 2022, in each case primarily due to the reasons discussed in the paragraph immediately above.
The Company expects Cybersecurity TCV billings for fiscal 2024 to be in the range of $430 million to $480 million. The Company also expects Cybersecurity TCV billings to continue to exceed Cybersecurity revenue in fiscal 2024.

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
Total Software and Services product revenue, excluding professional services, was approximately 90% recurring in the fourth quarter of fiscal 2023 and increased compared to approximately 80% recurring in the third quarter of fiscal 2023 and fourth quarter of fiscal 2022.
QNX Royalty Backlog
The Company defines the royalty backlog of its QNX business as estimated future revenue from variable forecasted royalties related to the QNX business. The estimation of forecasted royalties is based on QNX’s royalty rates and on projections of anticipated volumes that are based on historical shipping experience and current customer projections that management believes are reasonable over the lifetime of a design. The QNX royalty backlog is calculated annually based on current projections of volumes and may not be indicative of actual future revenue. The revenue that the Company will recognize is subject to several factors, including actual volumes and potential terminations or modifications to customer contracts.
The Company’s QNX royalty backlog was approximately $640 million at the end of the fourth quarter of fiscal 2023 and increased compared to approximately $560 million at the end of the first quarter of fiscal 2023.
Results of Operations - Fiscal year ended February 28, 2023 compared to fiscal year ended February 28, 2022
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Fiscal Years Ended (in millions)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Revenue by Segment
Cybersecurity	$418	$477	$(59)	$491	$(14)
IoT	206	178	28	130	48
Licensing and Other	32	63	(31)	272	(209)
	$656	$718	$(62)	$893	$(175)

% Revenue by Segment
Cybersecurity	63.7%	66.4%		55.0%
IoT	31.4%	24.8%		14.5%
Licensing and Other	4.9%	8.8%		30.5%
	100.0%	100.0%		100.0%
Cybersecurity
The decrease in Cybersecurity revenue of $59 million was primarily due to a decrease of $47 million relating to product revenue in BlackBerry Spark, a decrease of $12 million relating to professional services and a decrease of $3 million relating to non-automotive OEM business, partially offset by an increase of $6 million relating to product revenue in Secusmart.
The Company previously stated that it expected Cybersecurity revenue in fiscal 2023 to be broadly consistent with fiscal 2022. Cybersecurity revenue in fiscal 2023 decreased compared to fiscal 2022 due to both elongated sales cycles in government causing some large deals to slip into later quarters and customer churn in the BlackBerry Spark business.
The Company expects Cybersecurity revenue for the first quarter of fiscal 2024 to increase sequentially and be in the range of $100 million to $110 million. The Company expects Cybersecurity revenue for fiscal 2024 as a whole to be in the range of $425 million to $450 million.

The Company previously disclosed long-term Cybersecurity revenue targets in the first quarter of fiscal 2023. The Company expects to disclose updated long-term Cybersecurity revenue targets in the first quarter of fiscal 2024.
IoT
The increase in IoT revenue of $28 million was primarily due to an increase of $18 million in QNX development seat revenue and an increase of $15 million in BlackBerry QNX royalty revenue, partially offset by a decrease of $5 million relating to professional services.
The Company previously stated that it expected IoT revenue to be between $205 million and $210 million for fiscal 2023. IoT revenue was $206 million in fiscal 2023.
The Company expects IoT revenue to be in the range of $50 million to $53 million in the first quarter of fiscal 2024 and expects IoT revenue to be in the range of $240 million and $250 million for fiscal 2024 as a whole.
Licensing and Other
The decrease in Licensing and Other revenue of $31 million was primarily due to a decrease of $23 million in revenue from the Company’s intellectual property licensing arrangements due to a proposed patent portfolio sale transaction with Catapult IP Innovations, Inc. (the “Catapult Sale Transaction”) that was pending in the fourth quarter of fiscal 2023 and associated restrictions on monetization activity and a decrease of $7 million in SAF revenue.
The Company expects revenue from intellectual property licensing to be approximately $5 million per quarter in fiscal 2024, excluding the Malikie Transaction.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Fiscal Years Ended (in millions)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Revenue by Geography
North America	$350	$413	$(63)	$633	$(220)
Europe, Middle East and Africa	222	234	(12)	197	37
Other regions	84	71	13	63	8
	$656	$718	$(62)	$893	$(175)

% Revenue by Geography
North America	53.4%	57.5%		70.9%
Europe, Middle East and Africa	33.8%	32.6%		22.1%
Other regions	12.8%	9.9%		7.0%
	100.0%	100.0%		100.0%

North America Revenue
The decrease in North America revenue of $63 million was primarily due to a decrease of $28 million in product revenue in BlackBerry Spark, a decrease of $23 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment” and a decrease of $17 million relating to professional services, partially offset by an increase of $7 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $12 million was primarily due to a decrease of $19 million in product revenue in BlackBerry Spark and a decrease of $3 million in SAF revenue, partially offset by an increase of $6 million relating to product revenue in Secusmart and an increase of $5 million in BlackBerry QNX development seat revenue.
Other Regions Revenue
The increase in Other regions revenue of $13 million was primarily due to an increase of $8 million in BlackBerry QNX development seat revenue and an increase of $6 million in BlackBerry QNX royalty revenue, partially offset by a decrease of $2 million in SAF revenue.

Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $48 million to approximately $419 million in fiscal 2023 (fiscal 2022 - $467 million). The decrease was primarily due to a decrease in revenue from BlackBerry Spark and Licensing and Other, partially offset by an increase in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as much of the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 1.1%, to approximately 63.9% of consolidated revenue in fiscal 2023 (fiscal 2022 - 65.0%). The decrease was primarily due to lower gross margin percentage in Spark and Licensing and Other due to the reasons discussed above in “Revenue by Segment” as the cost of sales for these units is relatively fixed, partially offset by a change in mix, specifically higher contribution from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Business Overview” and “Fiscal 2023 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Years Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	February 28,		Change	February 28,		Change	February 28,		Change	February 28,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$418	$477	$(59)	$206	$178	$28	$32	$63	$(31)	$656	$718	$(62)
Segment cost of sales	185	194	(9)	37	30	7	12	23	(11)	234	247	(13)
Segment gross margin	$233	$283	$(50)	$169	$148	$21	$20	$40	$(20)	$422	$471	$(49)
Segment gross margin %	56%	59%	(3%)	82%	83%	(1%)	63%	63%	—%	64%	66%	(2%)
Cybersecurity
The decrease in Cybersecurity gross margin of $50 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most Cybersecurity products does not significantly fluctuate based on business volume, and to an increase in infrastructure costs allocated due to the Company no longer supporting or maintaining legacy device operating systems that previously were included under Licensing and Other for SAF.
The decrease in Cybersecurity gross margin percentage of 3% was primarily due to an increase in infrastructure costs allocated, partially offset by a higher gross margin percentage on professional services revenue in Secusmart.
IoT
The increase in IoT gross margin of $21 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in salaries expense.
The decrease in IoT gross margin percentage of 1% was primarily due to an increase in salaries expense within cost of goods sold.
Licensing and Other
The decrease in Licensing and Other gross margin of $20 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.
Licensing and Other gross margin percentage was consistent with fiscal 2023.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for fiscal 2023 compared to fiscal 2022 and fiscal 2022 compared to fiscal 2021. The Company believes it is meaningful to provide a sequential comparison between fiscal 2023 and fiscal 2022.

	For the Fiscal Years Ended (in millions)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Revenue	$656	$718	$(62)	$893	$(175)
Operating expenses
Research and development	207	219	(12)	215	4
Selling, marketing and administration	340	297	43	344	(47)
Amortization	96	165	(69)	182	(17)
Impairment of goodwill	245	—	245	594	(594)
Impairment of long-lived assets	235	—	235	43	(43)
Gain on sale of property, plant and equipment, net	(6)	—	(6)	—	—
Debentures fair value adjustment	(138)	(212)	74	372	(584)
Litigation settlement	165	—	165	—	—
Total	$1,144	$469	$675	$1,750	$(1,281)

Operating Expense as % of Revenue
Research and development	31.6%	30.5%		24.1%
Selling, marketing and administration	51.8%	41.4%		38.5%
Amortization	14.6%	23.0%		20.4%
Impairment of goodwill	37.3%	—%		66.5%
Impairment of long-lived assets	35.8%	—%		4.8%
Gain on sale of property, plant and equipment, net	(0.9%)	—%		—%
Debentures fair value adjustment	(21.0%)	(29.5%)		41.7%
Litigation settlement	25.2%	—%		—%
Total	174.4%	65.3%		196.0%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the years ended February 28, 2023, February 28, 2022 and February 28, 2021.

U.S. GAAP Operating Expenses
Operating expenses increased by $675 million, or 143.9% in fiscal 2023 compared to fiscal 2022. The increase was primarily due to the Fiscal 2023 Goodwill Impairment Charge of $245 million, the Fiscal 2023 LLA Impairment Charge of $235 million, a $165 million litigation settlement, the difference between the Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in fiscal 2022 of $74 million, a decrease in benefits of $43 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy and Hardest-Hit Business Recovery Program programs (“COVID-19 subsidies”) to support the business through the COVID-19 pandemic, and an increase of $11 million in restructuring costs, partially offset by a decrease of $69 million in amortization expense, a decrease of $21 million in salaries and benefits expenses and a decrease of $7 million in sales incentive plan costs.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $24 million, or 4.4%, to $516 million in fiscal 2023, compared to $540 million in fiscal 2022. The decrease was primarily attributable to a decrease of $36 million in amortization expense, a decrease of $21 million in salaries and benefits expenses, a decrease of $7 million in sales incentive plan costs and a $6 million gain on sale of property, partially offset by a decrease in benefits of $43 million in COVID-19 subsidies and an increase of $5 million in bad debt expense.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $12 million, or 5.5% in fiscal 2023 compared to fiscal 2022. The decrease was primarily attributable to a decrease of $8 million in salaries and benefits expenses and a decrease of $5 million in consulting costs, partially offset by a decrease in benefits of $2 million in claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX (“SIF”).
Adjusted research and development expenses decreased by $13 million, or 6.2% to $198 million in fiscal 2023 (fiscal 2022 - $211 million). The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $43 million, or 14.5% in fiscal 2023 compared to fiscal 2022. The increase was primarily due to a decrease in benefits of $43 million in COVID-19 subsidies, an increase of $11 million in restructuring costs, an increase of $5 million in bad debt expense and an increase of $3 million in travel expenses, partially offset by a decrease of $13 million in salaries and benefits expenses and a decrease of $8 million in sales incentive plan costs.
Adjusted selling, marketing and administration expenses increased by $31 million, or 11.1%, to $310 million in fiscal 2023 compared to $279 million in fiscal 2022. The increase was primarily due to the same reasons above, excluding the increase in restructuring costs.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for fiscal 2023 compared to fiscal 2022 and fiscal 2022 compared to fiscal 2021. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Fiscal Years Ended (in millions)
	Included in Operating Expense
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Property, plant and equipment	$9	$12	$(3)	$17	$(5)
Intangible assets	87	153	(66)	165	(12)
Total	$96	$165	$(69)	$182	$(17)

	Included in Cost of Sales
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Property, plant and equipment	$3	$3	$—	$4	$(1)
Intangible assets	6	8	(2)	12	(4)
Total	$9	$11	$(2)	$16	$(5)

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $69 million was due to a decrease in intellectual property held and used related to the previously pending Catapult Sale Transaction and due to the lower cost base of assets.
Adjusted amortization expense decreased by $36 million to $14 million in fiscal 2023 compared to $50 million in fiscal 2022 due to the reasons described above on a U.S. GAAP basis.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $2 million was due to the lower cost base of assets.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, decreased by $16 million to investment income, net of $5 million in fiscal 2023 compared to investment income, net of $21 million in fiscal 2022. The decrease in investment income, net was primarily due to gains recognized from a return of capital from a non-marketable equity investment in fiscal 2022 and lower average cash and investment balances, partially offset by a higher yield on cash and investments in fiscal 2023.
Income Taxes
For fiscal 2023, the Company’s net effective income tax expense rate was approximately 2% (fiscal 2022 - net effective income tax expense of approximately 37%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the 1.75% Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net loss for fiscal 2023 was $734 million, or $1.27 basic loss per share and $1.35 diluted loss per share on a U.S. GAAP basis (fiscal 2022 - net income of $12 million, or $0.02 basic earnings per share and $0.31 diluted loss per share). The increase in net loss of $746 million was primarily due to an increase in operating expenses, as described above in “Operating Expenses”, a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss for fiscal 2023 was $103 million (fiscal 2022 - adjusted net loss of $55 million). The increase in adjusted net loss of $48 million was primarily due to a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in operating expenses as described above in “Operating Expenses”.

The weighted average number of shares outstanding was 579 million common shares for basic loss per share and 639 million common shares for diluted loss per share for the fiscal year ended February 28, 2023. The weighted average number of shares outstanding was 571 million common shares for basic earnings per share and 631 million common shares for diluted loss per share for the fiscal year ended February 28, 2022.
Common Shares Outstanding
On March 28, 2023, there were 582 million voting common shares, options to purchase 0.5 million voting common shares, 20 million restricted share units and 2 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures, as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Results of Operations - Three months ended February 28, 2023 compared to the three months ended February 28, 2022
The following section sets forth certain unaudited consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the three months ended February 28, 2023, February 28, 2022 and February 28, 2021:

	For the Three Months Ended (in millions, except for share and per share amounts)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Revenue	$151	$185	$(34)	$210	$(25)
Gross margin	100	124	(24)	152	(28)
Operating expenses	599	(22)	621	465	(487)
Investment income (loss), net	6	(1)	7	—	(1)
Income (loss) before income taxes	(493)	145	(638)	(313)	458
Provision for income taxes	2	1	1	2	(1)
Net income (loss)	$(495)	$144	$(639)	$(315)	$459
Earnings (loss) per share - reported
Basic	$(0.85)	$0.25	$(1.10)	$(0.56)	$0.81
Diluted (1)	$(0.85)	$(0.03)	$(0.82)	$(0.56)	$0.53

Weighted-average number of shares outstanding (000’s)
Basic	581,493	575,883		566,089
Diluted (1)	581,493	636,716		566,089
______________________________
(1)Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2023 and 2021 do not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2023, 2022 and 2021 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.

Revenue
Revenue by Segment
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Three Months Ended (in millions)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Revenue by Segment
Cybersecurity	$88	$122	$(34)	$122	$—
IoT	53	52	1	38	14
Licensing and Other	10	11	(1)	50	(39)
	$151	$185	$(34)	$210	$(25)

% Revenue by Segment
Cybersecurity	58.3%	65.9%		58.1%
IoT	35.1%	28.1%		18.1%
Licensing and Other	6.6%	6.0%		23.8%
	100.0%	100.0%		100.0%
Cybersecurity
The decrease in Cybersecurity of $34 million was primarily due to a decrease of $19 million relating to product revenue in Secusmart, a decrease of $13 million relating to product revenue in BlackBerry Spark and a decrease of $4 million relating to professional services.
IoT
The increase in IoT revenue of $1 million was primarily due to an increase of $6 million in BlackBerry QNX royalty revenue and an increase of $2 million in Blackberry QNX development seat revenue, partially offset by a decrease of $6 million relating to professional services.
Licensing and Other
The decrease in Licensing and Other revenue of $1 million was primarily due to a decrease of $1 million in SAF revenue.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Three Months Ended (in millions)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Revenue by Geography
North America	$84	$100	$(16)	$141	$(41)
Europe, Middle East and Africa	46	66	(20)	53	13
Other regions	21	19	2	16	3
	$151	$185	$(34)	$210	$(25)

% Revenue by Geography
North America	55.6%	54.0%		67.1%
Europe, Middle East and Africa	30.5%	35.7%		25.2%
Other regions	13.9%	10.3%		7.7%
	100.0%	100.0%		100.0%

North America Revenue
The decrease in North America revenue of $16 million was primarily due to a decrease of $8 million relating to professional services and a decrease of $8 million in product revenue in BlackBerry Spark, partially offset by an increase of $2 million in BlackBerry QNX development seats revenue.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $20 million was primarily due to a decrease of $17 million relating to product revenue in Secusmart, a decrease of $4 million in product revenue in BlackBerry Spark and a decrease of $2 million relating to professional services, partially offset by an increase of $1 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
The increase in Other regions revenue of $2 million was primarily due to an increase of $4 million in BlackBerry QNX development seat revenue, partially offset by a decrease of $1 million in product revenue in BlackBerry Spark.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $24 million to approximately $100 million in the fourth quarter of fiscal 2023 (fourth quarter of fiscal 2022 - $124 million). The decrease was primarily due to a decrease in revenue from BlackBerry Spark and Secusmart due to the reasons discussed above in “Revenue by Segment” as much of the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 0.8%, to approximately 66.2% of consolidated revenue in the fourth quarter of fiscal 2023 (fourth quarter of fiscal 2022 - 67.0%). The decrease was primarily due to a lower gross margin percentage in IoT and BlackBerry Spark due to the reasons discussed below in “Gross Margin by Segment”, partially offset by a change in mix, specifically higher contribution from BlackBerry QNX.
Gross Margin by Segment
See “Business Overview - Segment Reporting” and “Fiscal 2023 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	February 28,		Change	February 28,		Change	February 28,		Change	February 28,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$88	$122	$(34)	$53	$52	$1	$10	$11	$(1)	$151	$185	$(34)
Segment cost of sales	36	47	(11)	10	8	2	4	5	(1)	50	60	(10)
Segment gross margin	$52	$75	$(23)	$43	$44	$(1)	$6	$6	$—	$101	$125	$(24)
Segment gross margin %	59%	61%	(2%)	81%	85%	(4%)	60%	55%	5%	67%	68%	(1%)
Cybersecurity
The decrease in Cybersecurity gross margin of $23 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most Cybersecurity products does not significantly fluctuate based on business volume, and an increase in infrastructure costs allocated due to the Company no longer supporting or maintaining legacy device operating systems.
The decrease in Cybersecurity gross margin percentage of 2% was primarily due to an increase in infrastructure costs allocated.
IoT
The decrease in IoT gross margin of $1 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in variable incentive plan costs.
The decrease in IoT gross margin percentage of 4% was primarily due to an increase in variable incentive plan costs.

Licensing and Other
Licensing and Other gross margin of $6 million was consistent with the fourth quarter of fiscal 2022. The decrease in revenue discussed above in “Revenue by Segment” was offset by a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.
The increase in Licensing and Other gross margin percentage of 5% was primarily due to a decrease in infrastructure costs due to the Company no longer supporting or maintaining legacy device operating systems.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended February 28, 2023, compared to the quarter ended November 30, 2022 and the quarter ended February 28, 2022.

	For the Three Months Ended (in millions)
	February 28, 2023	November 30, 2022	February 28, 2022	February 28, 2021
Revenue	$151	$169	$185	$210
Operating expenses
Research and development	48	52	47	48
Selling, marketing and administration	83	89	64	92
Amortization	18	26	32	45
Impairment of long-lived assets	231	—	—	22
Impairment of goodwill	245	—	—	—
Debentures fair value adjustment	(26)	(56)	(165)	258
Total	$599	$111	$(22)	$465

Operating Expense as % of Revenue
Research and development	31.8%	30.8%	25.4%	22.9%
Selling, marketing and administration	55.0%	52.7%	34.6%	43.8%
Amortization	11.9%	15.4%	17.3%	21.4%
Impairment of long-lived assets	153.0%	—%	—%	10.5%
Impairment of goodwill	162.3%	—%	—%	—%
Debentures fair value adjustment	(17.2%)	(33.1%)	(89.2%)	122.9%
Total	396.7%	65.7%	(11.9%)	221.4%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended February 28, 2023, November 30, 2022, February 28, 2022 and February 28, 2021.
U.S. GAAP Operating Expenses
Operating expenses increased by $488 million, or 439.6% in the fourth quarter of fiscal 2023, compared to $111 million in the third quarter of fiscal 2023 primarily due to the Fiscal 2023 Goodwill Impairment Charge of $245 million, impairment of long-lived assets of $231 million, the difference between the Q4 Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the third quarter of fiscal 2023 of $30 million, an increase of $7 million in restructuring costs and an increase of $3 million in marketing and advertising costs, partially offset by a decrease of $17 million in variable incentive plan costs, a decrease of $8 million in amortization expense and a decrease of $2 million in patent abandonment costs.
Operating expenses increased by $621 million, or 2,822.73% in the fourth quarter of fiscal 2023, compared to $(22) million in the fourth quarter of fiscal 2022. The increase was primarily attributable to the Fiscal 2023 Goodwill Impairment Charge of $245 million, impairment of long-lived assets of $231 million, the difference between the Q4 Fiscal 2023 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the fourth quarter of fiscal 2022 of $139 million, a decrease in benefits of $14 million in COVID-19 subsidies, an increase of $7 million in restructuring costs and an increase of $5 million in stock compensation expense, partially offset by a decrease of $14 million in amortization expense and a decrease of $4 million in variable incentive plan costs.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $19 million, or 13.9%, to $118 million in the fourth quarter of fiscal 2023 compared to $137 million in the third quarter of fiscal 2023. The decrease was primarily to a decrease of $17 million in variable incentive plan costs and a decrease of $1 million in foreign exchange losses, partially offset by an increase of $3 million in marketing and advertising costs.
Adjusted operating expenses increased by $1 million, or 0.9%, to $118 million in the fourth quarter of fiscal 2023, compared to $117 million in the fourth quarter of fiscal 2022. The increase was primarily attributable to a decrease in benefits of $14 million in COVID-19 subsidies and an increase of $3 million in marketing and advertising costs, partially offset by a decrease of $7 million in amortization expense, a decrease of $4 million in variable incentive plan costs and a decrease of $3 million in salaries and benefits expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $1 million, or 2.1%, to $48 million in the fourth quarter of fiscal 2023 compared to $47 million in the fourth quarter of fiscal 2022, primarily due to an increase of $1 million in variable incentive plan costs.
Adjusted research and development expenses were $45 million in the fourth quarter of fiscal 2023, consistent with $45 million in the fourth quarter of fiscal 2022.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $19 million, or 29.7%, to $83 million in the fourth quarter of fiscal 2023 compared to $64 million in the fourth quarter of fiscal 2022, primarily due to a decrease in benefits of $14 million in COVID-19 subsidies, an increase of $7 million in restructuring costs and an increase of $4 million stock compensation costs, partially offset by a decrease of $5 million in variable incentive plan costs.
Adjusted selling, marketing and administration expenses increased by $8 million, or 12.9%, to $70 million in the fourth quarter of fiscal 2023 compared to $62 million in the fourth quarter of fiscal 2022. The increase was primarily due to a decrease in benefits of $14 million in COVID-19 subsidies, an increase of $3 million in marketing and advertising costs, partially offset by a decrease of $5 million in variable incentive plan costs and a decrease of $2 million in sales incentive plan costs.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended February 28, 2023 compared to the quarter ended February 28, 2022 and for the quarter ended February 28, 2022 compared to the quarter ended February 28, 2021. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Property, plant and equipment	$2	$2	$—	$4	$(2)
Intangible assets	16	30	(14)	41	(11)
Total	$18	$32	$(14)	$45	$(13)

	Included in Cost of Sales
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Property, plant and equipment	$1	$1	$—	$1	$—
Intangible assets	1	1	—	3	(2)
Total	$2	$2	$—	$4	$(2)
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $14 million was due to a decrease in intellectual property held and used related to the previously pending Catapult Sale Transaction and due to the lower cost base of assets.
Adjusted amortization expense decreased by $7 million to $3 million in the fourth quarter of fiscal 2023 compared to $10 million in the fourth quarter of fiscal 2022 due to the reasons described above on a U.S. GAAP basis.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations of $2 million was consistent with the fourth quarter of fiscal 2023.
Investment Income (Loss), Net
Investment income, net, which includes the interest expense from the 1.75% Debentures, increased by $7 million to investment income, net of $6 million in the fourth quarter of fiscal 2023 compared to investment loss, net of $1 million in the fourth quarter of fiscal 2022. The increase in investment income, net is primarily due to observable price changes on non-marketable equity investments without readily determinable fair value and a higher yield on cash and investments, partially offset by lower cash and investment balances.
Income Taxes
For the fourth quarter of fiscal 2023, the Company’s net effective income tax expense rate was approximately 0% (fourth quarter of fiscal 2022 - net effective income tax expense rate of approximately 1%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net loss for the fourth quarter of fiscal 2023 was $495 million, or $0.85 basic and diluted loss per share on a U.S. GAAP basis (fourth quarter of fiscal 2022 - net income of $144 million, or $0.25 basic earnings per share and $0.03 diluted loss per share). The decrease in net income of $639 million was primarily due to an increase in operating expenses, as described above in “Operating Expenses”, a decrease in revenue as described above in “Revenue by Segment” and a decrease in gross margin percentage as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss was $13 million in the fourth quarter of fiscal 2023 (fourth quarter of fiscal 2022 - adjusted net income of $6 million). The decrease in adjusted net income of $19 million was primarily due to a decrease in revenue as described above in “Revenue by Segment”, a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” and an increase in operating expenses, as described above in “Operating Expenses”.

The weighted average number of shares outstanding was 581 million common shares for basic and diluted loss per share for the fourth quarter of fiscal 2023. The weighted average number of shares outstanding was 576 million common shares for basic earnings per share and 637 million common shares for diluted loss per share for the fourth quarter of fiscal 2022.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $283 million to $487 million as at February 28, 2023 from $770 million as at February 28, 2022, primarily as a result of the U.S. securities class actions settlement discussed in “Business Overview - Pearlstein Settlement” and changes in working capital, excluding the amounts payable in respect of the 1.75% Debentures. The majority of the Company’s cash, cash equivalents, and investments are denominated in U.S. dollars as at February 28, 2023.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Cash and cash equivalents	$295	$378	$(83)	$214	$164
Restricted cash equivalents and restricted short-term investments	27	28	(1)	28	—
Short-term investments	131	334	(203)	525	(191)
Long-term investments	34	30	4	37	(7)
Cash, cash equivalents, and investments	$487	$770	$(283)	$804	$(34)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Current assets	$743	$1,043	$(300)	$1,006	$37
Current liabilities	729	397	332	429	(32)
Working capital	$14	$646	$(632)	$577	$69
Current Assets
The decrease in current assets of $300 million at the end of fiscal 2023 from the end of fiscal 2022 was primarily due to decreases in short term investments of $203 million, a decrease in cash and cash equivalents of $83 million, a decrease in accounts receivable, net of allowance of $18 million, a decrease of $13 million in other receivables and a decrease income taxes receivable of $6 million, partially offset by an increase in other current assets of $23 million.
At February 28, 2023, accounts receivable, net of allowance was $120 million, a decrease of $18 million from February 28, 2022. The decrease was primarily due to lower revenue recognized over the three months ended February 28, 2023 compared to the three months ended February 28, 2022, offset by an increase in days sales outstanding to 75 days at the end of the fourth quarter of fiscal 2023 from 67 days at the end of the fourth quarter of fiscal 2022.
At February 28, 2023, other receivables was $12 million, a decrease of $13 million from February 28, 2022. The decrease was primarily due to a decrease of $8 million relating to COVID-19 subsidies and a decrease of $6 million in in intellectual property licensing receivable.
At February 28, 2023, income taxes receivable was $3 million, a decrease of $6 million from February 28, 2022. The decrease was primarily due to tax refunds received.
At February 28, 2023, other current assets was $182 million, an increase of $23 million from February 28, 2022. The increase is primarily due to maintenance payments on intellectual property relating to the previously pending Catapult Sale Transaction of $23 million.
Current Liabilities
The increase in current liabilities of $332 million at the end of fiscal 2023 from the end of fiscal 2022 was primarily due to an increase in the amounts payable in respect of the 1.75% Debentures of $367 million, an increase in income taxes payable of $9 million and an increase in accounts payable of $2 million, partially offset by a decrease in deferred revenue, current of $32 million and a decrease in accrued liabilities of $14 million.
Accrued liabilities was $143 million, reflecting a decrease of $14 million compared to February 28, 2022, which was primarily attributable to a decrease of $4 million in operating lease liability, current, a decrease of $3 million in audit fee accrual, a decrease of $3 million in the Company’s deferred share unit liability and a decrease of $2 million in the liability associated with the CEO contingent cash award.
Deferred revenue, current was $175 million, which reflects a decrease of $32 million compared to February 28, 2022 that was attributable to a $34 million decrease in deferred revenue, current related to BlackBerry Spark, partially offset by a $5 million increase in deferred revenue, current related to BlackBerry QNX.
Income taxes payable was $20 million, reflecting an increase of $9 million compared to February 28, 2022, which was primarily due to income earned in taxable jurisdictions.
As at February 28, 2023, accounts payable were $24 million, reflecting an increase of $2 million from February 28, 2022, which was primarily due to timing of payments of accounts payable.
Cash flows for the fiscal year ended February 28, 2023 compared to the fiscal year ended February 28, 2022 were as follows:

	For the Fiscal Years Ended (in millions)
	February 28, 2023	February 28, 2022	Change	February 28, 2021	Change
Net cash flows provided by (used in):
Operating activities	$(263)	$(28)	$(235)	$82	$(110)
Investing activities	176	207	(31)	(65)	272
Financing activities	6	10	(4)	(227)	237
Effect of foreign exchange gain (loss) on cash and cash equivalents	(3)	(1)	(2)	2	(3)
Net increase (decrease) in cash and cash equivalents	$(84)	$188	$(272)	$(208)	$396
Operating Activities
The increase in net cash flows used in operating activities of $235 million primarily reflects the net changes in working capital and includes the payment of the $165 million U.S. securities class actions settlement.
Investing Activities
During the fiscal year ended February 28, 2023, cash flows provided by investing activities were $176 million and included cash provided by transactions involving the acquisitions of restricted short-term, short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $200 million and proceeds on sale of property, plant and equipment of $17 million, partially offset by intangible asset additions of $34 million, and acquisitions of property, plant and equipment of $7 million. During fiscal 2022, cash flows provided by investing activities were $207 million and included cash flows used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $211 million and a distribution from a non-marketable equity investment without readily determinable fair value in the amount of $35 million, partially offset by intangible asset additions of $31 million, and acquisitions of property, plant and equipment of $8 million.
Financing Activities
The decrease in cash flows provided by financing activities was $4 million for fiscal 2023 due to a decrease in common shares issued upon the exercise of stock options.
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

Cash, cash equivalents, and investments were approximately $487 million as at February 28, 2023. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. The Company has experienced recent operating losses and the 1.75% Debentures will mature on November 13, 2023 as described in Note 6, but the Company maintains positive working capital, has the ability and intent to access other potential financing arrangements on commercially reasonable terms, and has entered into the patent sale transaction. Taking these factors into account and based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at February 28, 2023:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$82	$26	$56
Purchase obligations and commitments	103	103	—
Debt interest and principal payments	371	371	—
Total	$556	$500	$56
Contractual and other obligations amounted to approximately $556 million as at February 28, 2023, including future principal and interest payments of $371 million on the 1.75% Debentures and operating lease obligations of $82 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at February 28, 2023 decreased by approximately $47 million as compared to the February 28, 2022 balance of approximately $603 million, which was attributable to decreases in purchase obligations and commitments and in operating lease obligations.
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
See Note 2 to the Consolidated Financial Statements for a description of accounting policies adopted by the Company in fiscal 2023.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to revenue-related estimates including variable consideration, standalone selling price (“SSP”), estimated customer life, if control of licenses to intellectual property has transferred, right of return and customer incentive commitments, fair value of reporting units in relation to actual or potential goodwill impairment, fair value of the Debentures, fair value of share-based liability awards, fair value of long-lived assets in relation to actual or potential impairment, the Company’s long-lived asset groupings, estimated useful lives of property, plant and equipment and intangible assets, provision (or recovery) of income taxes, realization of deferred income tax assets and the related components of the valuation allowance, allowance for credit losses, incremental borrowing rates in determining the present value of lease liabilities and the determination of reserves for various litigation claims. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, February 28, 2023.
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
The Company used the discounted cash flow analysis and market approach to determine the fair values of its assets to measure and allocate impairment.
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
In the annual impairment test, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach using a discounted future cash flow model, market-based approaches, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results.
Valuation Allowance Against Deferred Tax Assets
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. A valuation allowance is required for deferred tax assets if it is more likely than not that all or some portion of the asset will not be realized. All available evidence, both positive and negative, that may affect the realization of deferred tax assets must be identified and considered in determining the appropriate amount of the valuation allowance. Additionally, for interim periods, the estimated annual effective tax rate should include the valuation allowance for current year changes in temporary differences and losses or income arising during the year. For interim periods, the Company needs to consider the valuation allowance that it expects to recognize at the end of the fiscal year as part of the estimated annual effective tax rate. During interim quarters, the Company uses estimates including pre-tax results and ending position of temporary differences as at the end of the fiscal year to estimate the valuation allowance that it expects to recognize at the end of the fiscal year. This accounting treatment has no effect on the Company’s actual ability to utilize deferred tax assets to reduce future cash tax payments. Different judgments could yield different results. See “Results of Operations - Fiscal year ended February 28, 2023 compared to fiscal year ended February 28, 2022 - Income Taxes” and “Results of Operations - Three months ended February 28, 2023 compared to three months ended February 28, 2022 - Income Taxes”.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2023 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2023, approximately 19% of cash and cash equivalents, 24% of accounts receivables and 36% of accounts payable were denominated in foreign currencies (February 28, 2022 – 37%, 23% and 30%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at February 28, 2023 or February 28, 2022 (after hedging activities), the impact to the Company would be immaterial.
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
Interest Rate
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued 1.75% Debentures with a fixed interest rate as described in Note 6 to the Consolidated Financial Statements. The fair value of the 1.75% Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the 1.75% Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the 1.75% Debentures.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at February 28, 2023 was $1 million (February

28, 2022 - $4 million). There were two customers that comprised more than 10% of accounts receivable as at February 28, 2023 (February 28, 2022 - no customer that comprised more than 10%). As at February 28, 2023, the percentage of the Company’s receivable balance that was past due decreased by 7.9% compared to February 28, 2022. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distributor partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 12% of the Company’s revenue in fiscal 2023 (fiscal 2022 - one customer that comprised 11%).
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
		Page No.
Report of Independent Registered Public Accounting Firm	(PCAOB ID 271)	60

Consolidated Balance Sheets
For the Years Ended February 28, 2023 and February 28, 2022		63

Consolidated Statements of Shareholders’ Equity
For the Years Ended February 28, 2023, February 28, 2022 and February 28, 2021		64

Consolidated Statements of Operations
For the Years Ended February 28, 2023, February 28, 2022 and February 28, 2021		65

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended February 28, 2023, February 28, 2022 and February 28, 2021		66

Consolidated Statements of Cash Flows
For the Years Ended February 28, 2023, February 28, 2022 and February 28, 2021		67

Notes to the Consolidated Financial Statements		68

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of BlackBerry Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BlackBerry Limited and its subsidiaries (together, the Company) as of February 28, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended February 28, 2023, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment Tests of Goodwill for the BlackBerry Spark Reporting Unit and of the Long-Lived Assets for the Unified Endpoint Security (UES) Asset Group
As described in Notes 1, 3 and 4 to the consolidated financial statements, the Company’s goodwill and intangible assets balances were $595 million and $203 million respectively, as of February 28, 2023. A portion of the goodwill and intangible asset balances relates to the BlackBerry Spark reporting unit and UES asset group, respectively. The long-lived assets (LLA) of the UES asset group are primarily composed of intangible assets. Management conducts a goodwill impairment test annually on December 31, or more frequently if events or changes in circumstances indicate goodwill may be impaired. In the impairment test, management compares the carrying value of a reporting unit, including goodwill, to its fair value. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Management reviews LLA for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. Management identified indicators of potential impairment in the UES asset group, which required management to perform an impairment test that included determining the fair value of the UES asset group. If the carrying value of the asset group’s net assets exceeds its fair value, then the excess represents the maximum amount of potential impairment that will be allocated to the LLA in the asset group. Management utilized multiple valuation techniques, which included the income approach using a discounted future cash flow model among others in determining the fair value of a reporting unit or an asset group. Estimating the fair value of a reporting unit or an asset group using discounted future cash flow models requires significant judgment by management, including estimation of future cash flows, which is dependent on estimation of the long-term rates of revenue growth, terminal growth rates, profitability measures and determination of the discount rates. Based on the results of the impairment tests related to goodwill and LLA, management concluded that the carrying values of the BlackBerry Spark reporting unit and UES asset group exceeded their respective fair values. Management recorded impairment charges of $245 million and $231 million relating to the BlackBerry Spark reporting unit and UES asset group, respectively.
The principal considerations for our determination that performing procedures relating to the impairment tests of goodwill for the BlackBerry Spark reporting unit and of the long-lived assets for UES asset group is a critical audit matter are (i) the significant judgment by management when determining the fair values of the BlackBerry Spark reporting unit and UES asset group using discounted future cash flow models; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to long-term rates of revenue growth, terminal growth rates, profitability measures and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and LLA impairment tests for the BlackBerry Spark reporting unit and UES asset group, including controls over the determination of the respective fair values. These procedures also included, among others, (i) testing management’s process for determining the fair values of the BlackBerry Spark reporting unit and UES asset group; (ii) testing the completeness and accuracy of underlying data used in the discounted future cash flow models; (iii) evaluating the appropriateness of the discounted future cash flow models;

and (iv) evaluating the reasonableness of the significant assumptions used by management related to long-term rates of revenue growth, terminal growth rates, profitability measures and discount rates. Evaluating management’s assumptions related to long-term rates of revenue growth and profitability measures involved assessing whether the assumptions used by management were reasonable considering consistency with (i) the current and past performance of the BlackBerry Spark reporting unit and UES asset group; (ii) external market and industry data; and (iii) evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the (i) appropriateness of the Company’s discounted future cash flow models and (ii) reasonableness of the discount rates and terminal growth rates.

/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
March 31, 2023
We have served as the Company's auditor since 2020.

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions)
Consolidated Balance Sheets

	As at
	February 28, 2023	February 28, 2022
Assets
Current
Cash and cash equivalents (note 3)	$295	$378
Short-term investments (note 3)	131	334
Accounts receivable, net of allowance of $1 and $4, respectively (note 4 and note 12)	120	138
Other receivables (note 4)	12	25
Income taxes receivable	3	9
Other current assets (note 4)	182	159
	743	1,043
Restricted cash and cash equivalents (note 3)	27	28
Long-term investments (note 3)	34	30
Other long-term assets (note 4)	8	9
Operating lease right-of-use assets, net (note 11)	44	50
Property, plant and equipment, net (note 4)	25	41
Goodwill (note 3 and note 4)	595	844
Intangible assets, net (note 3 and note 4)	203	522
	$1,679	$2,567
Liabilities
Current
Accounts payable	$24	$22
Accrued liabilities (note 4)	143	157
Income taxes payable (note 5)	20	11
Debentures (note 6)	367	—
Deferred revenue, current (note 12)	175	207
	729	397
Deferred revenue, non-current (note 12)	40	37
Operating lease liabilities (note 11)	52	66
Other long-term liabilities	1	4
Long-term debentures (note 6)	—	507
	822	1,011
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 582,157,203 voting common shares (February 28, 2022 - 576,227,898)	2,909	2,869
Deficit	(2,028)	(1,294)
Accumulated other comprehensive loss (note 9)	(24)	(19)
	857	1,556
	$1,679	$2,567
See notes to consolidated financial statements.
On behalf of the Board:

John S. Chen	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Shareholders’ Equity

	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2020	$2,760	$(198)	$(33)	$2,529
Net loss	—	(1,104)	—	(1,104)
Other comprehensive income	—	—	20	20
Cumulative impact of adoption of ASC 326	—	(4)	—	(4)
Stock-based compensation (note 7)	44	—	—	44
Shares issued:
Exercise of stock options (note 7)	12	—	—	12
Employee share purchase plan (note 7)	7	—	—	7
Balance as at February 28, 2021	2,823	(1,306)	(13)	1,504
Net income	—	12	—	12
Other comprehensive loss	—	—	(6)	(6)
Stock-based compensation (note 7)	36	—	—	36
Shares issued:
Exercise of stock options (note 7)	3	—	—	3
Employee share purchase plan (note 7)	7	—	—	7
Balance as at February 28, 2022	2,869	(1,294)	(19)	1,556
Net loss	—	(734)	—	(734)
Other comprehensive loss	—	—	(5)	(5)
Stock-based compensation (note 7)	34	—	—	34
Shares issued:
Employee share purchase plan (note 7)	6	—	—	6
Balance as at February 28, 2023	$2,909	$(2,028)	$(24)	$857
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data)
Consolidated Statements of Operations

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Revenue (note 12)	$656	$718	$893
Cost of sales	237	251	250
Gross margin	419	467	643

Operating expenses
Research and development	207	219	215
Selling, marketing and administration	340	297	344
Amortization	96	165	182
Impairment of goodwill (note 3)	245	—	594
Impairment of long-lived assets (note 3)	235	—	43
Gain on sale of property, plant and equipment, net (note 4)	(6)	—	—
Debentures fair value adjustment (note 6)	(138)	(212)	372
Litigation settlement (note 10)	165	—	—
	1,144	469	1,750
Operating loss	(725)	(2)	(1,107)
Investment income (loss), net (note 4 and note 6)	5	21	(6)
Income (loss) before income taxes	(720)	19	(1,113)
Provision for (recovery of) income taxes (note 5)	14	7	(9)
Net income (loss)	$(734)	$12	$(1,104)
Earnings (loss) per share (note 8)
Basic	$(1.27)	$0.02	$(1.97)
Diluted	$(1.35)	$(0.31)	$(1.97)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Net income (loss)	$(734)	$12	$(1,104)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net income (loss) from derivatives designated as cash flow hedges during the year (note 9)	(1)	(1)	2
Foreign currency translation adjustment	(6)	(6)	5
Net change in fair value from instrument-specific credit risk on the Debentures during the year (note 6)	2	1	13
Other comprehensive income (loss)	(5)	(6)	20
Comprehensive income (loss)	$(739)	$6	$(1,084)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Cash Flows

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Cash flows from operating activities
Net income (loss)	$(734)	$12	$(1,104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	105	176	198
Stock-based compensation	34	36	44
Gain on sale of investment (note 3)	—	(22)	—
Impairment of goodwill (note 3)	245	—	594
Impairment of long-lived assets (note 3)	235	—	43
Gain on sale of property, plant and equipment, net (note 4)	(6)	—	—
Debentures fair value adjustment (note 6)	(138)	(212)	372
Operating leases	(16)	(16)	(4)
Other	5	(3)	(5)
Net changes in working capital items
Accounts receivable, net of allowance	18	44	29
Other receivables	13	—	(11)
Income taxes receivable	6	1	(4)
Other assets	(1)	15	55
Accounts payable	2	2	(11)
Accrued liabilities	(11)	(16)	(20)
Income taxes payable	9	5	(15)
Deferred revenue	(29)	(50)	(79)
Net cash provided by (used in) operating activities	(263)	(28)	82
Cash flows from investing activities
Acquisition of long-term investments	(3)	(1)	(5)
Proceeds on sale, maturity or distribution from long-term investments	—	35	—
Acquisition of property, plant and equipment	(7)	(8)	(8)
Proceeds on sale of property, plant and equipment (note 4)	17	—	—
Acquisition of intangible assets	(34)	(31)	(36)
Acquisition of short-term investments	(514)	(916)	(1,039)
Acquisition of restricted short-term investments	—	—	(24)
Proceeds on sale or maturity of restricted short-term investments	—	24	—
Proceeds on sale or maturity of short-term investments	717	1,104	1,047
Net cash provided by (used in) investing activities	176	207	(65)
Cash flows from financing activities
Issuance of common shares	6	10	19
Payment of finance lease liability	—	—	(1)
Repurchase of 3.75% Debentures	—	—	(610)
Issuance of 1.75% Debentures	—	—	365
Net cash provided by (used in) financing activities	6	10	(227)
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	(3)	(1)	2
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(84)	188	(208)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	406	218	426
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$322	$406	$218
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

1.    BLACKBERRY LIMITED AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
BlackBerry Limited (the “Company”) provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 500 million endpoints including more than 215 million vehicles. Based in Waterloo, Ontario, the Company leverages artificial intelligence and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption and embedded systems. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange.
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
Risks and Uncertainties
In fiscal 2023, assumptions and estimates about future cash flows, the economic weakness and inflation resulting directly or indirectly from the COVID-19 pandemic and the invasion of Ukraine, as well as higher interest rates implemented in response to inflation and resulting fears of recession, resulted in the Company making significant judgments related to its estimates and assumptions concerning the impairment of goodwill, indefinite-lived intangible assets, certain operating lease right-of-use (“ROU”) assets and associated property, plant and equipment, and concerning the collectability of receivables.
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
Accounting Policies and Critical Accounting Estimates
Use of estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to revenue-related estimates including variable consideration, standalone selling price (“SSP”), estimated customer life, if control of licenses to intellectual property has transferred, right of return and customer incentive commitments, fair value of reporting units in relation to actual or potential goodwill impairment, fair value of the Debentures (as defined in Note 6), fair value of share-based liability awards, fair value of long-lived assets in relation to actual or potential impairment, the Company’s long-lived asset groupings, estimated useful lives of property, plant and equipment and intangible assets, provision (or recovery) of income taxes, realization of deferred income tax assets and the related components of the valuation allowance, allowance for credit losses, incremental borrowing rates in determining the present value of lease liabilities and the determination of reserves for various litigation claims. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, February 28, 2023.
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
Foreign currency denominated assets and liabilities of the Company’s non-U.S. dollar functional currency subsidiary is translated into U.S. dollars at the exchange rates in effect as at the consolidated balance sheet dates. Revenue and expenses are translated using daily exchange rates. Exchange gains or losses arising from the translation of foreign currency denominated assets and liabilities are included as a currency translation adjustment within accumulated other comprehensive loss (“AOCL”).
Cash and cash equivalents
Cash and cash equivalents consist of balances with banks and liquid investments with maturities of three months or less at the date of acquisition.
Accounts receivable, net of allowance
The accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for credit losses. The Company expects the majority of its accounts receivable balances to continue to come from large customers as it sells the majority of its software products and services through resellers and other distribution partners, rather than directly to end users. The Company establishes current expected credit losses (“CECL”) for pools of assets with similar risk characteristics by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company records a specific credit loss provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers change, the Company’s estimates of the recoverability of accounts receivable balances could be further adjusted.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Allowance for Credit Losses on Available-for-sale Debt Securities
On March 1, 2020, the Company adopted “Accounting Standards Codification 326, Financial Instruments - Credit Losses” (“ASC 326”) on a modified retrospective basis. At each reporting period, the Company evaluates its available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying issuer, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Property, plant and equipment, net
Property, plant and equipment are stated at cost, less accumulated amortization and impairment. Amortization is provided using the following rates and methods:

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
In the annual impairment test, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach using a discounted future cash flow model, market-based approaches, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

asset type. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results.
Intangible assets
Intangible assets with definite lives are stated at cost, less accumulated amortization and impairment. Amortization is provided on a straight-line basis over the following terms:

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
When indicators of impairment exist, LLA impairment is tested using a two-step process. The Company performs a cash flow recoverability test as the first step, which involves comparing the asset group’s estimated undiscounted future cash flows to the carrying value of its net assets. If the net cash flows of the asset group exceed the carrying value of its net assets, LLA are not considered to be impaired. If the carrying value exceeds the net cash flows, there is an indication of potential impairment and the second step of the LLA impairment test is performed to measure the impairment amount. The second step involves determining the fair value of the asset group. Fair values are determined using valuation techniques that are in accordance with U.S. GAAP, including the market approach, income approach and cost approach. If the carrying value of the asset group’s net assets exceeds its fair value, then the excess represents the maximum amount of potential impairment that will be allocated to LLA in the asset group, with the limitation that the carrying value of each separable asset cannot be reduced to a value lower than its individual fair value. The total impairment amount allocated is recognized as a non-cash impairment loss.
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
Convertible debentures
The Company elected to measure its Debentures at fair value in accordance with the fair value option. Each period, the fair value of the Debentures is recalculated and resulting gains and losses from the change in fair value of the Debentures associated with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in AOCL.
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
Cybersecurity
Cybersecurity includes revenue from the Company’s BlackBerry Spark® software platform which includes unified endpoint security (“UES”) and unified endpoint management (“UEM”) solutions, BlackBerry® AtHoc®, BlackBerry® Alert, BlackBerry® SecuSUITE® and BlackBerry Messenger (BBM®) Enterprise. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
BlackBerry Spark
The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry® Cyber Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark® Suite, offering the Company’s broadest range of tailored cybersecurity and endpoint management options.
The BlackBerry Spark UES Suite includes revenue from the Company’s Cylance® artificial intelligence and machine learning-based platform consisting of CylancePROTECT®, CylanceOPTICS®, CylancePERSONA™, CylanceGATEWAY™, CylanceGUARD® managed services, CylancePROTECT Mobile™ and other cybersecurity applications. The Company generates software license revenue from term subscription products, which includes technical support, and any updates and upgrades. The BlackBerry Spark UES Suite natively integrates with BlackBerry® UEM and also works with UEM solutions from other vendors.
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
BlackBerry SecuSUITE
SecuSUITE revenue is generated from software license products associated with secure messaging and the associated hardware. Similar to the BlackBerry Spark products, if the licensed software requires access to the Company’s proprietary secure network infrastructure, revenue from the contract is recognized over time, ratably over the expected term or over the customer life, if licensed on a perpetual basis. If access to the Company’s proprietary network infrastructure is not required, revenue associated with the license is recognized at a point in time upon delivery of the software. Revenue from the hardware is recognized once title and the significant risks and rewards of ownership of the products are transferred to the customer, which occurs after the product has shipped.
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
Licensing and Other
Licensing and Other includes revenue from the Company’s intellectual property licensing arrangements and settlement awards. Other revenue consists of revenue associated with the Company’s legacy service access fees (“SAF”) business.
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
Other includes revenue associated with the Company’s legacy SAF business, relating to subscribers utilizing the Company’s legacy BlackBerry 7 and prior operating systems, for which the Company ended support and maintenance as of January 4, 2022. SAF revenue was recognized over time as the monthly service was provided. In instances where the Company invoiced the SAF customer prior to performing the service, the pre-billing was recorded as deferred revenue.
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
Revenue contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are generated when contractual billing schedules differ from revenue recognition timing. An unbilled receivable is recorded in instances when revenue is recognized prior to invoicing, and amounts collected in advance of services being provided are recorded as deferred revenue. Contract assets and liabilities are presented net as either a single contract asset or contract liability.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company’s reportable items of comprehensive income (loss) are the cumulative translation adjustment resulting from its non-U.S. dollar functional currency subsidiary as described under the foreign currency translation policy above, cash flow hedges as described above in derivative financial instruments, changes in the fair value of available-for-sale investments as described in Note 3, changes in fair value from instrument-specific credit risk on the Debentures as described in Note 6 and Note 9, and actuarial gains or losses associated with certain other post-employment benefit obligations. Realized gains or losses on available-for-sale investments are reclassified into investment income using the specific identification basis.
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
The Equity Incentive Plan (the “Equity Plan”) was adopted during fiscal 2014. The Equity Plan provides for grants of incentive stock options and restricted share units (“RSUs”) to officers and employees of the Company or its subsidiaries. RSUs may be either time-based (“TBRSUs”) or time- and performance-based (“PBRSUs”). The number of common shares authorized for awards under the Equity Plan is 45,875,000 common shares. Any shares that are subject to options granted under the Equity Plan are counted against this limit as 0.625 shares for every one option granted, any shares that are subject to TBRSUs granted under the Equity Plan are counted against this limit as one share for every TBRSU, and any shares that are subject to PBRSUs granted under the Equity Plan are counted against this limit at the maximum performance attainment (which is generally 1.5 shares for every PBRSU). Awards previously granted under the Equity Plan that expire or are forfeited, or settled in cash, are added to the shares available under the Equity Plan. Options forfeited will be counted as 0.625 shares to the shares available under the Equity Plan. Shares issued as awards other than options that expire or are forfeited (i.e., RSUs), settled in cash or sold to cover withholding tax requirements are counted as one share added to the shares available under the Equity Plan. There are approximately 11 million shares in the equity pool available for future grants under the Equity Plan as at February 28, 2023.
In connection with the Cylance Inc. (“Cylance”) acquisition in fiscal 2019, the Company adopted the BlackBerry-Cylance Stock Plan (the “Cylance Stock Plan”). The Cylance Stock Plan provided for the grant of replacement awards in connection with unvested Cylance employee equity awards, all of which were canceled upon the closing of the transaction. The number of common shares authorized for awards under the Cylance Stock Plan were 9,144,176 common shares, which is equal to the amount of replacement awards granted. As at February 28, 2019, there were no shares remaining in the Cylance Stock Plan for future grants. In addition, no shares may be reissued under the Cylance Stock Plan in respect of shares that expire, are forfeited, or are settled in cash.

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
2.    ADOPTION OF ACCOUNTING POLICIES
Accounting Standards Adopted During Fiscal 2023
ASU 2020-06, Debt with Conversion and Other Options
In August 2020, the Financial Standards Accounting Board (“FASB”) issued a new accounting standard on the topic of debt with conversion and other options, accounting standards update (“ASU”) 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company adopted this guidance in the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

first quarter of fiscal 2023 and it did not have a material impact on its results of operations, financial position and disclosures as the fair value option accounting model used by the Company is not impacted by this ASU and the Company already utilizes the if-converted method in its calculation of diluted earnings per share relating to the 1.75% Debentures.
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
ASU 2021-10, Government Assistance
In November 2021, the FASB issued a new accounting standard on the topic of government assistance, ASU 2021-10. The standard requires additional disclosures for transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including: (i) information about the nature of the transactions and related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. The update also requires entities that omit any of the information because it is legally prohibited from being disclosed to include a statement to that effect. The guidance is effective for annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2023 and it did not have a material impact on its annual disclosures.
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
The Company recognizes transfers in and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurred. There were no significant transfers in or out of Level 3 assets during the years ended February 28, 2023, February 28, 2022 or February 28, 2021.
For a description of how the fair values of the Debentures were determined, see the “Convertible debentures” accounting policies in Note 1. The 3.75% Debentures were classified as Level 2 and the 1.75% Debentures are classified as Level 3. For a description of how the fair value of the CEO Contingent Cash Award (as defined in Note 7) was determined, see the “2019 Executive Chair Incentive Grant” section of Note 7(b).
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
Goodwill Impairment
During the fourth quarter of fiscal 2023, as part of its process for setting the annual operating plan for fiscal 2024, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations and a reduction in revenue multiples used in the valuation of the BlackBerry Spark reporting unit. These changes in estimates, combined with the global economic weakness and inflation resulting directly or indirectly from the COVID-19 pandemic and the Russian invasion of Ukraine, higher interest rates implemented in response to inflation, and a broad-based stock market decline impacting the Company’s market capitalization, resulted in the recognition of a goodwill impairment charge of $245 million in the BlackBerry Spark reporting unit, which is included within the Company’s Cybersecurity segment as disclosed in Note 12. Based on the results of the annual goodwill impairment test for the BlackBerry Spark reporting unit, based on the income approach using a discounted future cash flow model and market-based approaches, it was concluded that the carrying value exceeded its fair value, necessitating an impairment charge for the amount of excess and reducing the carrying value of goodwill. The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values as at the annual goodwill impairment test date.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

During the year ended February 28, 2021, as a result of the deterioration in economic conditions caused by the global COVID-19 pandemic and its impact on the Company’s reporting units, and the decline of the trading value of the Company’s capital stock below the Company’s consolidated carrying value, the Company determined that it was more likely than not that the fair value of at least one of its reporting units was lower than its carrying value after including goodwill. As a result, the Company completed an analysis of the fair value of its reporting units to compare against their respective carrying values as of May 31, 2020. Based on the results of the goodwill impairment test, it was concluded that the carrying value of one reporting unit exceeded its fair value, necessitating an impairment charge for the amount of excess and reducing the carrying value of goodwill. Consequently, the Company recorded a goodwill impairment charge of $594 million in the BlackBerry Spark reporting unit. The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values at May 31, 2020.
Impairment of Long-Lived Assets (“LLA”)
During the fourth quarter of fiscal 2023, market conditions and changes in the Company’s estimates as described above under “Goodwill Impairment” provided indicators of potential impairment in the Company’s UES asset group, which is primarily composed of intangible assets recognized in the acquisition of Cylance and is included within the Company’s Cybersecurity segment as disclosed in Note 12. The Company performed the two-step impairment testing process as described in Note 1, utilizing the income approach using a discounted future cash flow model and market-based approaches, and concluded that the carrying values of the Company’s UES asset group exceeded their fair values, necessitating an impairment charge of $231 million. None of the Company’s other asset groups demonstrated indicators of potential impairment.
Assumptions and estimates about future cash flows and discount rates are complex and often subjective and require significant judgement. The analysis is dependent on internal forecasts, estimation of the long-term growth rates for revenue and cash flows associated with the Company’s asset groups, estimation of the useful life over which those cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the asset groups.
In addition, the Company exited certain leased facilities during the year ended February 28, 2023 and is in the process of seeking subleases for those properties. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $4 million related to the operating lease right-of-use (“ROU”) assets for those facilities. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at February 28, 2023 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$89	$—	$—	$89	$87	$—	$—	$2
Other investments	26	2	—	28	—	—	28	—
	115	2	—	117	87	—	28	2
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits and certificates of deposits	33	—	—	33	8	—	—	25
Bearer deposit notes	82	—	—	82	82	—	—	—
Commercial paper	159	—	—	159	108	51	—	—
Non-U.S. promissory notes	45	—	—	45	—	45	—	—
Non-U.S. government sponsored enterprise notes	30	—	—	30	10	20	—	—
Corporate notes/bonds	15	—	—	15	—	15	—	—
	364	—	—	364	208	131	—	25
Level 3:
Other investments	2	4	—	6	—	—	6	—
	$491	$6	$(10)	$487	$295	$131	$34	$27
______________________________
(1) Cost basis for other investments includes the effect of returns of capital and impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The components of cash, cash equivalents and investments by fair value level as at February 28, 2022 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$105	$—	$—	$105	$104	$—	$—	$1
Other investments	8	—	—	8	—	—	8	—
	113	—	—	113	104	—	8	1
Level 1:
Equity securities	10	—	(9)	1	—	1	—	—

Level 2:
Term deposits, certificates of deposits, and GIC's	157	—	—	157	65	65	—	27
Bankers' acceptances/bearer deposit notes	58	—	—	58	58	—	—	—
Commercial paper	247	—	—	247	62	185	—	—
Non-U.S. promissory notes	71	—	—	71	46	25	—	—
Non-U.S. government sponsored enterprise notes	58	—	—	58	—	58	—	—
Non-U.S. treasury bills/notes	43	—	—	43	43	—	—	—
	634	—	—	634	274	333	—	27
Level 3:
Other investments	17	5	—	22	—	—	22	—
	$774	$5	$(9)	$770	$378	$334	$30	$28
______________________________
(1) Cost basis for other investments includes the effect of returns of capital and impairment.
As at February 28, 2023, the Company had non-marketable equity investments without readily determinable fair value of $34 million (February 28, 2022 - $30 million). During the year ended February 28, 2023, there was no impairment recognized relating to non-marketable equity investments without readily determinable fair value (February 28, 2022 and February 28, 2021 - nil). As of February 28, 2023, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2022 - $3 million).
During the year ended February 28, 2022, the Company received a distribution from a non-marketable equity investment without readily determinable fair value in the amount of $35 million, which for accounting purposes, consisted of a return of capital of $13 million and a realized gain of $22 million included in investment income (loss), net on the Company’s consolidated statements of operations.
There were no realized gains or losses on available-for-sale securities for the year ended February 28, 2023 (February 28, 2022 and February 28, 2021 - nil).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at February 28, 2023, February 28, 2022 and February 28, 2021 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	February 28, 2023	February 28, 2022	February 28, 2021
Cash and cash equivalents	$295	$378	$214
Restricted cash and cash equivalents	27	28	4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$322	$406	$218
The contractual maturities of available-for-sale investments as at February 28, 2023 and February 28, 2022 were as follows:

	As at
	February 28, 2023		February 28, 2022
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$364	$364	$634	$634
No fixed maturity	10	—	10	1
	$374	$364	$644	$635
As at February 28, 2023 and February 28, 2022, the Company had no available-for-sale debt securities with continuous unrealized losses.
4. CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at February 28, 2023 was $1 million (February 28, 2022 - $4 million).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2021	$10
Prior period recovery for expected credit losses	(2)
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at February 28, 2022	4
Current period provision for expected credit losses	1
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at February 28, 2023	$1
The allowance for credit losses as at February 28, 2023 consists of $1 million (February 28, 2022 - $2 million) relating to CECL estimated based on days past due and region and nil (February 28, 2022 - $2 million) relating to specific customers that were evaluated separately.
There were two customers that comprised more than 10% of accounts receivable as at February 28, 2023 (February 28, 2022 - no customer comprised more than 10%).
Other Receivables
As at February 28, 2023, other receivables included items such as claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance.
As at February 28, 2022, other receivables included items such as receivables from the Government of Canada’s Hardest-Hit Business Recovery Program (“HHBRP”) and an intellectual property licensing receivable, among other items, none of which were greater than 5% of the current assets balance.
Other Current Assets
Other current assets comprised the following:

	As at
	February 28, 2023	February 28, 2022
Intellectual property	$141	$118
Other	41	41
	$182	$159
On March 21, 2023, the Company entered into an agreement to sell substantially all of the Company’s non-core patent assets to Malikie Innovations Limited (“Malikie”) for $170 million in cash on closing, an additional $30 million in cash by no later than the third anniversary of closing and potential future royalties in the aggregate amount of up to $900 million. Contemporaneously, the Company also terminated a prior agreement with Catapult IP Innovations, Inc. (“Catapult”) relating to the proposed sale of the patent portfolio subject to the Malikie agreement as well as certain additional non-core patents. See Note 14 on subsequent events.
For the year ended February 28, 2022, the Company had classified $118 million of intellectual property that were to be sold under the terminated patent sale agreement with Catapult as other current assets on the Company’s consolidated balance sheets. As at February 28, 2023, the Company continued to classify $141 million of intellectual property, which included the initial $118 million referred to above with additions related to patent maintenance, as other current assets on the Company’s consolidated balance sheets.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	February 28, 2023	February 28, 2022
Cost
BlackBerry operations and other information technology	$84	$92
Leasehold improvements and other	19	53
Furniture and fixtures	9	10
Manufacturing, repair and research and development equipment	2	1
	114	156
Accumulated amortization	89	115
Net book value	$25	$41
For the year ended February 28, 2023, amortization expense related to property, plant and equipment amounted to $12 million (February 28, 2022 - $15 million; February 28, 2021 - $21 million).
Sale of Property, Plant and Equipment, Net
During the year ended February 28, 2023, the Company sold its corporate aircraft. As a result, the Company recorded proceeds of approximately $17 million and incurred a gain on disposal of approximately $6 million (cost of $29 million, accumulated amortization of $18 million, and a net book value of approximately $11 million).
Intangible Assets, Net
Intangible assets comprised the following:

	As at February 28, 2023
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$824	$76
Other acquired intangibles	386	318	68
Intellectual property	123	64	59
	$1,409	$1,206	$203

	As at February 28, 2022
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$1,023	$776	$247
Other acquired intangibles	494	283	211
Intellectual property	117	53	64
	$1,634	$1,112	$522
For the year ended February 28, 2023, amortization expense related to intangible assets amounted to $93 million (February 28, 2022 - $161 million; February 28, 2021 - $177 million).
Total additions to intangible assets in fiscal 2023 amounted to $34 million (fiscal 2022 - $31 million) and included additions related to patent maintenance classified as other current assets on the Company’s consolidated balance sheets. During fiscal 2023, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
The Company recorded an impairment charge of $231 million in fiscal 2023, see Note 3 for further details.
Based on the carrying value of the identified intangible assets as at February 28, 2023, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each of the succeeding years is expected to be as follows: fiscal 2024 - $47 million; fiscal 2025 - $41 million; fiscal 2026 - $37 million; fiscal 2027 - $32 million and fiscal 2028 - $19 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The weighted average remaining useful lives of the intangible assets are as follows:

As at
	February 28, 2023	February 28, 2022
Acquired technology	4.0 years	5.1 years
Other acquired intangibles	4.5 years	5.7 years
Intellectual property	6.8 years	7.5 years
Goodwill
Changes to the carrying amount of goodwill during the fiscal years ended February 28, 2023, February 28, 2022 and February 28, 2021 were as follows:

Carrying Amount
Carrying amount as at February 29, 2020	$1,437
Goodwill impairment charge (note 3)	(594)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6
Carrying amount as at February 28, 2021	849
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(5)
Carrying amount as at February 28, 2022	844
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(4)
Goodwill impairment charge (note 3)	(245)
Carrying amount as at February 28, 2023	$595
Other Long-term Assets
As at February 28, 2023 and February 28, 2022, other long-term assets included long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of total assets in any of the periods presented.
Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	February 28, 2023	February 28, 2022
Accrued royalties	$20	$20
Operating lease liabilities, current (note 11)	24	28
Other	99	109
	$143	$157
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
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

5.    INCOME TAXES
The difference between the amount of the provision for (recovery of) income taxes and the amount computed by multiplying income (loss) before income taxes by the statutory Canadian tax rate is reconciled as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Statutory Canadian tax rate	26.5%	26.5%	26.5%
Expected provision for (recovery of) income taxes	$(191)	$5	$(295)
Differences in income taxes resulting from:
Valuation allowance	125	(9)	205
Investment tax credits	(10)	7	(41)
Change in unrecognized income tax benefits	1	(2)	(48)
Foreign tax rate differences	10	3	3
Non-deductible permanent differences	5	3	13
Goodwill impairment	65	—	158
Other differences	9	—	(4)
	$14	$7	$(9)

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Income (loss) before income taxes:
Canadian	$(128)	$133	$(383)
Foreign	(592)	(114)	(730)
	$(720)	$19	$(1,113)

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The provision for (recovery of) income taxes consists of the following:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Current
Canadian	$1	$(1)	$(2)
Foreign	13	8	(7)
	$14	$7	$(9)
Deferred income tax assets and liabilities consist of the following temporary differences:

	As at
	February 28, 2023	February 28, 2022
Assets
Property, plant, equipment and intangibles assets	$264	$262
Non-deductible reserves	44	44
Minimum taxes	207	207
Debentures (note 6)	1	37
Research and development	390	379
Tax loss carryforwards	495	441
Other	122	104
Deferred income tax assets	1,523	1,474

Valuation allowance	1,492	1,367
Deferred income tax assets net of valuation allowance	31	107

Liabilities
Property, plant, equipment and intangibles assets	(31)	(107)
Deferred income tax liabilities	(31)	(107)
Net deferred income tax asset (liability)	$—	$—
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
In evaluating the need for a valuation allowance, the Company noted that there had been three years of cumulative losses, including fiscal 2023. In fiscal 2023, the Company saw an increase in the deferred tax valuation allowance of $125 million (February 28, 2022 - increase of $7 million). As a result, the deferred tax valuation allowance had an ending balance of $1,492 million (February 28, 2022 - $1,367 million). This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The Company’s total unrecognized income tax benefits as at February 28, 2023 and February 28, 2022 were $21 million and $20 million, respectively. A reconciliation of the beginning and ending amount of unrecognized income tax benefits that, if recognized, would affect the Company’s effective income tax rate is as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Unrecognized income tax benefits, opening balance	$20	$24	$72
Increase for income tax positions of current year	1	—	2
Settlement of tax positions	—	(4)	(50)
Unrecognized income tax benefits, ending balance	$21	$20	$24
As at February 28, 2023, $21 million of the unrecognized tax benefits have been netted against deferred income taxes and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
A summary of open tax years by major jurisdiction is presented below:

Jurisdiction
Canada (1)	Fiscal 2016 - 2023
United States (2)	Fiscal 2020 - 2023
United Kingdom	Fiscal 2022 - 2023
______________________________
(1)    Includes federal as well as provincial jurisdictions, as applicable.
(2)     Pertains to federal tax years. Certain state jurisdictions remain open from fiscal 2019 through fiscal 2023.
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
The Company recognizes interest and penalties related to unrecognized income tax benefits as interest expense that is netted and reported within investment income, net. The amount of interest accrued as at February 28, 2023 was approximately $3 million (February 28, 2022 - approximately $3 million). The amount of penalties accrued as at February 28, 2023 was nil (February 28, 2022 - nil).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

As at February 28, 2023, the Company has the following net operating loss carryforwards and tax credits, which are scheduled to expire in the following years:

Year of Expiry	Net Operating Losses	Research and Development Tax Credits (1)	Minimum Taxes
2029	$10	$—	$1
2030	—	—	108
2031	1	12	72
2032	28	1	22
2033	88	133	—
2034	96	124	—
2035	92	52	4
2036	353	40	—
2037	492	23	—
2038	199	17	—
2039	13	14	—
2040	—	13	—
2041	—	8	—
2042	—	11	—
2043	189	12	—
Indefinite	349	22	—
	$1,910	$482	$207
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
The Company originally determined its credit spread by calibrating to observable trades of the 3.75% Debentures and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the 1.75% Debentures and 7.12% as of February 28, 2023. An increase in credit spread will result in a decrease in the fair value of 1.75% Debentures and vice versa. The fair value of the 1.75% Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the 1.75% Debentures by calculating the fair value of the 1.75% Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.

The following table summarizes the change in fair value of the 1.75% Debentures for the fiscal year ended February 28, 2023, February 28, 2022 and February 28, 2021 which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
February 28, 2023
Balance as at February 28, 2021	$720
Change in fair value of the 1.75% Debentures	(213)
Balance as at February 28, 2022	507
Change in fair value of the 1.75% Debentures	(140)
Balance as at February 28, 2023	$367
The difference between the fair value of the 1.75% Debentures and the unpaid principal balance of $365 million is $2 million.
The following table shows the impact of the changes in fair value of the 1.75% Debentures for the years ended February 28, 2023, February 28, 2022 and February 28, 2021:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$138	$212	$(347)
Income (charge) associated with the change in fair value from instrument-specific credit components recorded in AOCL	2	1	(8)
Total decrease (increase) in the fair value of the 1.75% Debentures	$140	$213	$(355)
For the year ended February 28, 2023, the Company recorded interest expense related to the Debentures of $6 million, which has been included in investment income (loss), net on the Company’s consolidated statements of operations (fiscal 2022 - $6 million; fiscal 2021 - $15 million). The Company is required to make quarterly interest-only payments of approximately $2 million during the remaining term the 1.75% Debentures are outstanding.
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
As at February 28, 2023 the $365 million principal value of the 1.75% Debentures is a current liability that will mature on November 13, 2023. Cash, cash equivalents, and investments were approximately $487 million as at February 28, 2023.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The Company has the ability to access other potential financing arrangements on commercially reasonable terms; for disclosure of liquidity risk, see Note 13.
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
The following table shows the impact of the changes in fair value of the 3.75% Debentures for the year ended February 28, 2021:

February 28, 2021
Charge associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$(19)
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	15
Realized charges associated with the change in fair value from credit components recorded in the consolidated statements of operations on redemption	(6)
Realized charges associated with the change in fair value from credit components released from AOCL on redemption	6
Total increase in the fair value of the 3.75% Debentures	$(4)

7.    CAPITAL STOCK
(a)Capital Stock
The Company is authorized to issue an unlimited number of voting common shares, an unlimited number of non-voting, redeemable, retractable Class A common shares and an unlimited number of non-voting, cumulative, redeemable, retractable preferred shares. As at February 28, 2023 and February 28, 2022, there were no Class A common shares or preferred shares outstanding.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following details the changes in issued and outstanding common shares for the years ended February 28, 2023, February 28, 2022 and February 28, 2021:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 29, 2020	554,199	$2,760
Exercise of stock options	3,072	12
Common shares issued for restricted share unit settlements	5,330	—
Stock-based compensation	—	44
Common shares issued related to Exchange Shares	1,380	—
Common shares issued for employee share purchase plan	1,524	7
Common shares outstanding as at February 28, 2021	565,505	2,823
Exercise of stock options	555	3
Common shares issued for restricted share unit settlements	8,011	—
Stock-based compensation	—	36
Common shares issued related to Exchange Shares	1,422	—
Common shares issued for employee share purchase plan	735	7
Common shares outstanding as at February 28, 2022	576,228	2,869
Exercise of stock options	97	—
Common shares issued for restricted share unit settlements	4,872	—
Stock-based compensation	—	34
Common shares issued for employee share purchase plan	960	6
Common shares outstanding as at February 28, 2023	582,157	$2,909
Common shares (the “Exchange Shares”) were issued in connection with the Cylance acquisition, which was completed on February 21, 2019. In lieu of cash, a portion of the consideration owed to certain Cylance shareholders was paid in equal installments of Exchange Shares on the first three anniversary dates of the closing.
The Company had 582 million voting common shares outstanding, 0.5 million options to purchase voting common shares, 20 million RSUs and 2 million DSUs outstanding as at March 28, 2023. In addition, 60.8 million common shares are issuable upon conversion in full of the 1.75% Debentures as described in Note 6.
(b)Stock-based Compensation
Stock options
The Company recorded a charge to income and a credit to paid-in capital of approximately nil in fiscal 2023 (fiscal 2022 - $2 million; fiscal 2021 - $6 million) in relation to stock option-based compensation expense.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

A summary of option activity for fiscal 2023 is shown below:

	Options Outstanding
	Number (000’s)	Weighted Average Exercise Price	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)
Balance as at February 28, 2022	728	$4.70
Exercised during the year	(97)	3.59
Forfeited/canceled/expired during the year	(142)	5.71
Balance as at February 28, 2023	489	$4.63	4.74	$—
Vested and expected to vest as at February 28, 2023	489	$4.63	4.74	$—
Exercisable as at February 28, 2023	489	$4.63	4.74	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders if all in-the-money options had been exercised on February 28, 2023. The intrinsic value of stock options exercised during fiscal 2023, calculated using the average market price during the year, was approximately $1.78 per share (February 28, 2022 - $5.35; February 28, 2021 - $2.22).
A summary of unvested stock options since February 28, 2022 is shown below:

	Options Outstanding
	Number (000’s)	Weighted Average Grant Date Fair Value
Balance as at February 28, 2022	59	$4.26
Vested during the year	(49)	4.29
Forfeited during the year	(10)	4.11
Balance as at February 28, 2023	—	$—
As at February 28, 2023, there was no unrecognized stock-based compensation expense related to unvested stock options. The total fair value of stock options vested during the year ended February 28, 2023 was nominal (February 28, 2022 - $1 million; February 28, 2021 - $6 million).
Cash received from the stock options exercised for the year ended February 28, 2023 was nominal (February 28, 2022 - $3 million; February 28, 2021 - $12 million). There were no tax deficiencies incurred by the Company related to stock options exercised as at February 28, 2023 (February 28, 2022 - tax deficiency of nil; February 28, 2021 - tax deficiency of nil).
During the year ended February 28, 2023, there were no stock options granted (February 28, 2022 - nil; February 28, 2021 - nil).
Restricted share units
The Company recorded compensation expense with respect to RSUs of approximately $34 million in the year ended February 28, 2023 (February 28, 2022 - $35 million; February 28, 2021 - $38 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

A summary of RSU activity during fiscal 2023 is shown below:

	RSUs Outstanding
	Number (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)
Balance as at February 28, 2022	15,618	$8.79
Granted during the year	11,883	4.29
Vested during the year	(4,872)	8.14
Forfeited/cancelled during the year	(2,989)	7.64
Balance as at February 28, 2023	19,640	$5.92	1.70	$76
Expected to vest February 28, 2023	14,101	$5.86	1.71	$55
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate closing share price of the Company’s common shares on February 28, 2023 that would have been received by RSU holders if all RSUs had been vested on February 28, 2023).
Tax deficiencies incurred by the Company related to the RSUs vested were nil for the year ended February 28, 2023 (February 28, 2022 - tax deficiency of nil; February 28, 2021 - tax deficiency of nil).
As at February 28, 2023, there was $68 million of unrecognized compensation expense related to RSUs that will be expensed over the vesting period, which, on a weighted average basis, results in a period of approximately 1.57 years.
During the year ended February 28, 2023, there were 11,882,500 RSUs granted (February 28, 2022 - 6,195,827), all of which will be settled upon vesting by the issuance of new common shares.
During the year ended February 28, 2023, the weighted average fair value for RSUs granted was $4.29 (February 28, 2022 - $9.72; February 28, 2021 - $5.54). During the year ended February 28, 2023, the fair value of RSUs that vested was $40 million (February 28, 2022 - $69 million; February 28, 2021 - $44 million).
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
Contingent cash award
The contingent cash award consists of a cash amount of $90 million that becomes payable should the 10-day volume weighted average closing price of the Company’s common shares on the New York Stock Exchange reach $30 (“CEO Contingent Cash Award”). As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award, the fair value of which is determined at each reporting period end utilizing an option pricing model using Level 2 inputs and the associated compensation expense (or reversal) for the reporting period recorded. The contingent cash award will terminate on November 3, 2023. The Company recorded a reversal of compensation expense with respect to the contingent cash award of approximately $2 million for the year ended February 28, 2023 (February 28, 2022 - reversal of expense of $6 million; February 28, 2021 - compensation expense of $8 million). The liability recorded in respect to the award was nominal as at February 28, 2023 and is included within accrued liabilities (February 28, 2022 - $2 million).
Deferred share units
The Company issued 302,173 DSUs and redeemed 273,836 DSUs in the year ended February 28, 2023. There were 1.6 million DSUs outstanding as at February 28, 2023 (February 28, 2022 - 1.6 million). The Company had a liability of $6 million in relation to the DSU Plan as at February 28, 2023 (February 28, 2022 - $11 million) included in accrued liabilities.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

8.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Net income (loss) for basic earnings (loss) per share available to common shareholders	$(734)	$12	$(1,104)
Less: 1.75% Debentures fair value adjustment (1) (2)	(138)	(212)	—
Add: interest expense on 1.75% Debentures (1) (2)	6	6	—
Net loss for diluted loss per share available to common shareholders	$(866)	$(194)	$(1,104)

Weighted average number of shares outstanding (000’s) - basic (3)(4)	578,654	570,607	561,305
Effect of dilutive securities (000’s)
Conversion of 1.75% Debentures (1) (2)	60,833	60,833	—
Weighted average number of shares and assumed conversions (000’s) diluted	639,487	631,440	561,305
Earnings (loss) per share - reported
Basic	$(1.27)	$0.02	$(1.97)
Diluted	$(1.35)	$(0.31)	$(1.97)
______________________________
(1) The Company has not presented the dilutive effect of the 1.75% Debentures using the if-converted method in the calculation of diluted loss per share for the year ended February 28, 2021, as to do so would be antidilutive. See Note 6 for details on the 1.75% Debentures.
(2) The Company has presented the dilutive effect of the 1.75% Debentures using the if-converted method, assuming conversion at the beginning of the fiscal year for the years ended February 28, 2023 and February 28, 2022. Accordingly, to calculate diluted loss per share, the Company adjusted net income (loss) by eliminating the fair value adjustment made to the 1.75% Debentures and interest expense incurred on the 1.75% Debentures in the years ended February 28, 2023 and February 28, 2022, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the Debentures.
(3) The year ended February 28, 2021, included approximately 1,421,945 Exchange Shares that were subsequently issued on the third anniversary date of the Cylance acquisition completed on February 21, 2019 in consideration for the acquisition.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 were as follows:

	As At
	February 28, 2023	February 28, 2022	February 28, 2021
Cash Flow Hedges
Balance, beginning of period	$—	$1	$(1)
Other comprehensive income (loss) before reclassification	(3)	—	2
Amounts reclassified from AOCL into net income (loss)	2	(1)	—
Accumulated net unrealized gains (losses) on derivative instruments designated as cash flow hedges	$(1)	$—	$1
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(10)	$(4)	$(9)
Other comprehensive income (loss)	(6)	(6)	5
Foreign currency cumulative translation adjustment	$(16)	$(10)	$(4)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(8)	$(9)	$(22)
Other comprehensive income before reclassification	2	1	7
Amounts reclassified from AOCL into net income (loss)	—	—	6
Change in fair value from instruments-specific credit risk on Debentures	$(6)	$(8)	$(9)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(24)	$(19)	$(13)
During the year ended February 28, 2023, $2 million in losses (pre-tax and post-tax) associated with cash flow hedges were reclassified from AOCL into selling, marketing and administration expenses (February 28, 2022 - $1 million in gains).
10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company has $25 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of February 28, 2023. See the discussion of restricted cash in Note 3.
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
As of February 28, 2023, there are no other material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits and one individual lawsuit were filed against the Company and certain of its former officers in various jurisdictions in the U.S. and Canada alleging that the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and business prospects and that certain of the Company’s financial statements contain material misstatements. The individual lawsuit was voluntarily dismissed and the consolidated U.S. class actions reached an agreement in principle to settle; see “Litigation Settlement” below in this Note 10.
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
Other contingencies
As at February 28, 2023, the Company has recognized $17 million (February 28, 2022 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Fund (“SIF”) program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)     Litigation Settlement
On March 14, 2014, the four putative U.S. class actions were consolidated in the U.S. District Court for the Southern District of New York, and on May 27, 2014, a consolidated amended class action complaint was filed. On August 2, 2019, the Magistrate Judge issued a Report and Recommendation that the Court grant the defendants’ motion for judgment on the pleadings dismissing the claims of additional plaintiffs Cho and Ulug. On September 24, 2019, the District Court Judge accepted the Magistrate Judge’s recommendation and dismissed the claims of Cho and Ulug against all defendants. On January 26, 2021, the District Court granted the plaintiffs’ motion for class certification. The class includes “all persons who purchased or otherwise acquired the common stock of BlackBerry Limited on the NASDAQ during the period from March 28, 2013, through and including September 20, 2013”. The class excludes (a) all persons and entities who purchased or otherwise acquired the Company’s common stock between March 28, 2013, and April 10, 2013, and who sold all their Company common stock before April 11, 2013, and (b) the defendants, officers and directors of the Company, members of their immediate families and their legal representatives, heirs, successors, or assigns, and any entity in which any of the Defendants have or had a controlling interest. The Second Circuit Court of Appeals affirmed the District Court judgment dismissing Cho and Ulug’s claims on March 11, 2021, and denied Cho and Ulug’s petition for panel rehearing and rehearing en banc on April 28, 2021. On April 6, 2022, the parties accepted a mediator’s settlement proposal, and reached an agreement in principle to settle the U.S. consolidated actions for $165 million. The Stipulation of Settlement was executed effective June 7, 2022. On June 14, 2022, the Court granted plaintiffs’ motion for preliminary approval of the settlement and scheduled the final approval hearing for September 29, 2022. In the first quarter of fiscal 2023, the Company accrued $165 million associated with this settlement within the line “Litigation settlement” on the consolidated statement of operations. On June 29, 2022, the Company paid $1 million of the settlement amount. The remaining $164 million was paid on September 6, 2022. On September 29, 2022, the Court granted final approval of the settlement and entered final judgment.
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
The Company has entered into indemnification agreements with its current and former directors and executive officers. Under these agreements, the Company agreed, subject to applicable law, to indemnify its current and former directors and executive officers against all costs, charges and expenses reasonably incurred by such individuals in respect of any civil, criminal or administrative action that could arise by reason of their status as directors or officers. The Company maintains liability insurance coverage for the benefit of the Company, and its current and former directors and executive officers. The Company has not encountered material costs as a result of such indemnifications in fiscal 2023.
11.    LEASES
The Company has operating and finance leases primarily for corporate offices, research and development facilities, data centers and certain equipment. The Company’s leases have remaining lease terms of between one year and five years, some of which may include options to extend the lease for up to 10 years, and some of which may include options to terminate the lease within one month.
The components of lease expense were as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Operating lease cost, included in selling, marketing and administration	$20	$23	$30

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Cash used in operating activities related to operating lease payments	$32	$37	$37
During the year ended February 28, 2023, the Company entered into $15 million (February 28, 2022 - $6 million) in lease obligations and recognized a corresponding ROU asset of $15 million (February 28, 2022 - $6 million).
During the year ended February 28, 2023, the Company incurred losses of $4 million (February 28, 2022 - nil; February 28, 2021 - $37 million) on LLA impairment of ROU assets, as described in Note 3. The Company also had sublease income during the year ended February 28, 2023 of $3 million (February 28, 2022 - $3 million; February 28, 2021 - $1 million) and incurred short-term lease costs of $2 million (February 28, 2022 - $2 million; February 28, 2021 - $2 million).
Supplemental consolidated balance sheet information related to leases was as follows:

	As at
	February 28, 2023	February 28, 2022
Operating leases
Operating lease assets
Operating lease ROU assets	$44	$50
Operating lease liabilities
Accrued liabilities	$24	$28
Operating lease liabilities	52	66
Total operating lease liabilities	$76	$94

	As at
	February 28, 2023	February 28, 2022
Weighted average remaining lease term
Operating leases	3.8 years	4.3 years
Weighted average discount rate
Operating lease	3.4%	3.4%

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Maturities of undiscounted lease liabilities were as follows:

As at
February 28, 2023
Operating Leases
Fiscal year 2024	$26
Fiscal year 2025	20
Fiscal year 2026	15
Fiscal year 2027	11
Fiscal year 2028	10
Total future minimum lease payments	82
Less:
Imputed interest	(6)
Total	$76

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
Segment Disclosures
The Company is organized and managed as three operating segments: Cybersecurity, IoT, and Licensing and Other. Fiscal 2021 information has been restated to conform to the current presentation of the Company’s segment information.
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types as described in Note 1.
The following table shows information by operating segment for the fiscal year ended February 28, 2023:

	Cybersecurity	IoT	Licensing and Other	Segment Totals
Segment revenue	$418	$206	$32	$656
Segment cost of sales	185	37	12	234
Segment gross margin (1)	$233	$169	$20	$422
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table shows information by operating segment for the fiscal year ended February 28, 2022 and February 28, 2021:

	For the Year Ended
	February 28, 2022				February 28, 2021
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Cybersecurity	IoT	Licensing and Other	Segment Totals
Segment revenue	$477	$178	$63	$718	$491	$130	$272	$893
Segment cost of sales	194	30	23	247	192	23	30	245
Segment gross margin (1)	$283	$148	$40	$471	$299	$107	$242	$648
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.
Cybersecurity consists of the Company’s BlackBerry Spark software platform, BlackBerry AtHoc, BlackBerry Alert and BlackBerry SecuSUITE. The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the BlackBerry Cyber Suite and the BlackBerry Spark® Unified Endpoint Management Suite, which are also marketed together as the BlackBerry Spark Suite, offering the Company’s broadest range of tailored cybersecurity and endpoint management options. The BlackBerry Spark UES Suite includes revenue from the Company’s Cylance artificial intelligence and machine learning-based platform consisting of CylancePROTECT, CylanceOPTICS, CylancePERSONA, CylanceGATEWAY, CylanceGUARD managed services, CylancePROTECT Mobile and other cybersecurity applications. The BlackBerry Spark UEM Suite includes the Company’s BlackBerry UEM, BlackBerry Dynamics, and BlackBerry Workspaces solutions. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
IoT consists of BlackBerry QNX, BlackBerry Certicom, BlackBerry Radar, BlackBerry IVY and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing and Other consists of the Company’s intellectual property arrangements and settlement awards. Other consists of the Company’s legacy SAF business, which ceased operations on January 4, 2022.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table reconciles total segment gross margin for the fiscal year ended February 28, 2023, February 28, 2022 and February 28, 2021 to the Company’s consolidated totals:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Total segment gross margin	422	$471	$648
Adjustments (1):
Less: Stock compensation	3	4	5
Less:
Research & development	207	219	215
Selling, marketing and administration	340	297	344
Amortization	96	165	182
Impairment of long-lived assets	235	—	43
Impairment of goodwill	245	—	594
Gain on sale of property, plant and equipment, net	(6)	—	—
Debentures fair value adjustment	(138)	(212)	372
Litigation settlement	165	—	—
Investment income (loss), net	(5)	(21)	6
Consolidated income (loss) before income taxes	$(720)	$19	$(1,113)
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	For the Years Ended
	February 28, 2023		February 28, 2022		February 28, 2021
North America (1)	$350	53.4%	$413	57.5%	$633	70.9%
Europe, Middle East and Africa	222	33.8%	234	32.6%	197	22.1%
Other regions	84	12.8%	71	9.9%	63	7.0%
Total	$656	100.0%	$718	100.0%	$893	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Revenue, classified by timing of recognition, was as follows:

	For the Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Products and services transferred over time	$364	$428	$476
Products and services transferred at a point in time	292	290	417
Total	$656	$718	$893
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the fiscal year ended February 28, 2023:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2022	$138	$244	$16
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	692	601	24
Decrease due to payment, fulfillment of performance obligations, or other	(710)	(630)	(23)
Increase (decrease), net	(18)	(29)	1
Closing balance as at February 28, 2023	$120	$215	$17
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at February 28, 2023 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

	As at February 28, 2023
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$169	$31	$14	$214
Revenue recognized for performance obligations satisfied in prior periods
For the fiscal year ended February 28, 2023, $1 million in revenue was recognized relating to performance obligations satisfied in a prior period (fiscal year ended February 28, 2022 - $1 million; fiscal year ended February 28, 2021 - $2 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	February 28, 2023		February 28, 2022
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$98	$375	$117	$447
United States	742	1,208	1,313	1,989
Other	27	96	27	131
	$867	$1,679	$1,457	$2,567
Information About Major Customers
There was one customer that comprised 12% of the Company’s revenue in fiscal 2023 (fiscal 2022 - one customer that comprised 11%; fiscal 2021 - one customer that comprised 22%).
13.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	For the Years Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Interest paid during the year	$6	$6	$15
Income taxes paid during the year	2	5	5
Income tax refunds received during the year	5	6	2
(b)    Additional Information
Advertising expense, which includes media, agency and promotional expenses totaling $29 million is included in selling, marketing and administration expenses for the fiscal year ended February 28, 2023. (February 28, 2022 - $25 million; February 28, 2021 - $24 million)
Selling, marketing and administration expenses for the fiscal year ended February 28, 2023 included nil with respect to foreign exchange gain, net of foreign exchange hedging (February 28, 2022 - $1 million; February 28, 2021 - $1 million).
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2023 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2023, approximately 19% of cash and cash equivalents, 24% of accounts receivable and 36% of accounts payable were denominated in foreign currencies (February 28, 2022 – 37%, 23% and 30%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued 1.75% Debentures with a fixed interest rate as described in Note 6. The fair value of the 1.75% Debentures will fluctuate with changes in prevailing interest rates. Consequently, the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Company is exposed to interest rate risk as a result of the 1.75% Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the 1.75% Debentures.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at February 28, 2023, no single issuer represented more than 12% of the total cash, cash equivalents and investments (February 28, 2022 - no single issuer represented more than 10% of the total cash, cash equivalents and investments), with the largest such issuer representing commercial paper at one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the counterparties on a daily basis, subject to exposure and transfer thresholds. As at February 28, 2023, the Company had $1 million in collateral held with counterparties (February 28, 2022 - nil in collateral held).
Liquidity risk
Cash, cash equivalents, and investments were approximately $487 million as at February 28, 2023. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. The Company has experienced recent operating losses and the Debentures will mature on November 13, 2023 as described above in Note 6, but the Company maintains positive working capital, has the ability to access other potential financing arrangements on commercially reasonable terms, and has entered into the patent sale transaction as disclosed below in Note 14. Taking these factors into account and based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
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
The Company applied for the CEWS, CERS and HHBRP to the extent it met the requirements to receive the subsidy and during the year ended February 28, 2023, recorded $4 million in government subsidies as a reduction to operating expenses in the consolidated statement of operations (February 28, 2022 - $46 million). As at February 28, 2023, the Company has recorded nil in accrued government subsidies within other receivables on the consolidated balance sheet (February 28, 2022 - $8 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

14.    SUBSEQUENT EVENTS
On March 21, 2023, the Company entered into an agreement to sell substantially all of the Company’s non-core patent assets to Malikie Innovations Limited (“Malikie”) for $170 million in cash on closing, an additional $30 million in cash by no later than the third anniversary of closing and potential future royalties in the aggregate amount of up to $900 million. BlackBerry will be entitled to receive annual cash royalties from the profits generated by the patents, on the following basis:
–8% of the first $500 million of profits
–15% of the next $250 million of profits
–30% of the next $250 million of profits; and
–50% of all subsequent profits.
Completion of the transaction is conditional upon, among other things, satisfaction of all regulatory conditions under the Hart-Scott-Rodino Antitrust Improvements Act in the United States and the Investment Canada Act. Pursuant to the patent sale agreement, the Company expects to receive a license back to the patents being sold, which relate primarily to mobile devices, messaging and wireless networking. Patents that are essential to the Company’s current core business operations, as well as certain non-core patent families relating to mobile devices, are excluded from the transaction. Contemporaneously, the Company also terminated a prior agreement with Catapult relating to the proposed sale of the patent portfolio subject to the Malikie agreement as well as certain additional non-core patents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
As of February 28, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the U.S. Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment, management concludes that, as of February 28, 2023, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of February 28, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the three months ended February 28, 2023, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers appears in Part I, Item 1 to this Annual Report on Form 10-K.

The information required by this item will be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2023, and is incorporated herein by reference.
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
Lisa Disbrow (Chair) – Ms. Disbrow has a BA from the University of Virginia, an MA from The George Washington University in International Relations, and an MS from The National War College in National Strategy. Ms. Disbrow serves on the President’s Export Council and is a Commissioner on the Congressional Planning, Programming, Budgeting & Execution Reform Commission. Ms. Disbrow is also the Chair of the NobleReach Foundation, as well as a director of CACI International Inc, Mercury Systems and SparkCognition, Inc. In addition, she is a Senior Fellow at the Johns Hopkins University Applied Physics Lab and the Vice Chair of the National Defense Industrial Association. Previously, she served over 30 years in senior civilian and military positions in the U.S. government, and was the Senate-confirmed Under Secretary of the United States Air Force. She also served as Acting Secretary of the U.S. Air Force and was the Senate-confirmed chief financial officer of the Air Force, as the Assistant Secretary for Financial Management and Comptroller.
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
The Board has also determined that Ms. Disbrow is an audit committee financial expert within the meaning of General Instruction B(8)(a) of Form 10-K under the U.S. Securities Exchange Act of 1934, as amended. The SEC has indicated that the designation of a person as an audit committee financial expert does not make such person an “expert” for any purpose, impose any duties, obligations or liability on such person that are greater than those imposed on members of the Audit Committee and the Board who do not carry this designation or affect the duties, obligations or liability of any other member of the audit committee or the Board.
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
To support the risk management framework and risk oversight activities, the Company maintains a risk appetite statement that defines, by category of risk, the Company’s tolerance for risk-taking having regard to potential rewards and overall business strategies and objectives. The Company’s four risk categories are: (i) strategy and innovation, (ii) operations, (iii) legal, compliance and reputation, and (iv) financial management and reporting. The Company’s risk profile is assessed against the risk appetite statement, which is reviewed and updated as the Company’s business strategy and operating environment evolve.
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
Additional governance and oversight is provided by the Risk Management and Compliance Council (“RMCC”), a council of internal senior leaders which oversee the risk management activities undertaken by business group management and the SRCC. The RMCC reviews the Company’s risk dashboard and monitors remediation activities to address gaps. The RMCC also approves the risk appetite statement and promotes a culture of risk management and compliance across the Company. The RMCC meets at least quarterly with the Chief Risk Officer serving as the Chair. Phil Kurtz, the Company’s Chief Legal Officer and Corporate Secretary, serves as the Chief Risk Officer and reports to the Audit and Risk Management Committee, at least quarterly, on the activities of the RMCC.
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
Since June 2015, the Chief Information Officer or Chief Information Security Officer has provided regular updates to the Board on the advancing maturity of the Company’s cybersecurity program, including reports on threat monitoring, penetration testing, vulnerability remediation, encryption efforts and compliance activities. The updates also include reports on the Company’s third-party cybersecurity accreditations and certifications and on improvements to processes, technology and governance to mitigate threats and advance the Company’s security posture.
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
The Board, through the Audit and Risk Management Committee, receives reports on compliance with the Code, including regarding the Company’s annual program to have employees acknowledge that they have read, understand and will comply with the Code. The Company maintains a whistleblower program and makes whistleblower reporting available to employees and external parties via a web and telephone hotline-based system supplied and operated by a third party that specializes in such reporting systems. The system allows individuals to make whistleblower reports, including anonymously, to the Company or directly to the Chair of the Audit and Risk Management Committee via the BlackBerry EthicsLink system and enables the Company or the Chair of the Audit and Risk Management Committee, as appropriate, to follow up directly with the reporter while maintaining his or her anonymity. Employees are advised of the whistleblower program as part of the Company’s annual Code acknowledgement program. Management reports on the status of whistleblower reports to the Audit and Risk Management Committee at its quarterly meetings.
In addition, the Board is responsible for overseeing, directly and through its committees, an appropriate compliance program for the Company. The RMCC and SRCC oversee and assist management in maintaining the Company’s compliance program and policies. Phil Kurtz, the Company’s Chief Legal Officer and Corporate Secretary, reports to the Audit and Risk Management Committee at least quarterly on compliance matters in his capacity as Chair of the RMCC.
The Code is available on the Company’s website at https://www.blackberry.com/us/en/company/corporate-responsibility, or upon request to the Corporate Secretary of the Company at its executive office, 2200 University Avenue East, Waterloo, Ontario, N2K 0A7. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver, from a provision of the Code to the Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K. The Company did not grant any such waiver in fiscal 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2023, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2023, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2023, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 28, 2023, and is incorporated herein by reference.

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

3.2	Amended and Restated By-law No. A3 of the Registrant (incorporated by reference to Document 1 in the Registrant’s Report on Form 6-K, furnished to the SEC on May 15, 2014)
3.3	Amended and Restated By-law No. A4 of the Registrant (incorporated by reference to Document 2 in the Registrant’s Report on Form 6-K, furnished to the SEC on June 13, 2014)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-192986), filed with the SEC on December 20, 2013)
4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)
4.3	Indenture dated September 1, 2020 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on September 2, 2020)
4.4	Form of 1.75% Convertible Unsecured Debentures due November 13, 2023 (included in Exhibit 4.3)
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

10.8†	Employment agreement with John Giamatteo, dated August 3, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 24, 2022)
10.9†	Employment agreement with Mattias Eriksson, dated April 13, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 24, 2022)
10.10†
Patent Sale Agreement with Catapult IP Innovations Inc., dated January 29, 2022, including Exhibit A thereto and Exhibit B-1 thereto (incorporated by reference to Exhibits 10.1, 10.1.1 and 10.1.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 3, 2022)

10.11*	Patent Sale Agreement with Malikie Innovations Limited, dated March 20, 2023, including Exhibit A-1 thereto, Exhibit A-2 thereto and Exhibit B-1 thereto
21*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: March 31, 2023	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
DIRECTORS

SIGNATURE	CAPACITY	DATE
/s/ JOHN CHEN	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2023
John Chen
/s/ V. PREM WATSA	Lead Director	March 31, 2023
Prem Watsa
/s/ MICHAEL DANIELS	Director	March 31, 2023
Michael Daniels
	Director	March 31, 2023
Timothy Dattels
/s/ LISA DISBROW	Director	March 31, 2023
Lisa Disbrow
/s/ RICHARD LYNCH	Director	March 31, 2023
Richard Lynch
/s/ LAURIE SMALDONE ALSUP	Director	March 31, 2023
Laurie Smaldone Alsup
/s/ WAYNE WOUTERS	Director	March 31, 2023
Wayne Wouters