Form 10-Q
period 2023-05-31
BLACKBERRY Ltd
filed 2023-06-30
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023

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
Yes ☐   No  ☒

The registrant had 583,239,813 common shares issued and outstanding as of June 26, 2023.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	May 31, 2023	February 28, 2023
Assets
Current
Cash and cash equivalents (note 2)	$358	$295
Short-term investments (note 2)	158	131
Accounts receivable, net of allowance of $6 and $1, respectively (note 3)	117	120
Other receivables (note 3)	8	12
Income taxes receivable	3	3
Other current assets (note 3)	52	182
	696	743
Restricted cash and cash equivalents (note 2)	27	27
Long-term investments (note 2)	35	34
Other long-term assets (note 3)	60	8
Operating lease right-of-use assets, net	44	44
Property, plant and equipment, net (note 3)	24	25
Goodwill (note 3)	596	595
Intangible assets, net (note 3)	192	203
	$1,674	$1,679
Liabilities
Current
Accounts payable	$21	$24
Accrued liabilities (note 3)	128	143
Income taxes payable (note 4)	21	20
Debentures (note 5)	389	367
Deferred revenue, current (note 10)	177	175
	736	729
Deferred revenue, non-current (note 10)	26	40
Operating lease liabilities	52	52
Other long-term liabilities	1	1
	815	822
Commitments and contingencies (note 9)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 583,237,331 voting common shares (February 28, 2023 - 582,157,203)	2,920	2,909
Deficit	(2,039)	(2,028)
Accumulated other comprehensive loss (note 8)	(22)	(24)
	859	857
	$1,674	$1,679
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended May 31, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2023	$2,909	$(2,028)	$(24)	$857
Net loss	—	(11)	—	(11)
Other comprehensive income	—	—	2	2
Stock-based compensation (note 6)	9	—	—	9
Shares issued:
Employee share purchase plan (note 6)	2	—	—	2
Balance as at May 31, 2023	$2,920	$(2,039)	$(22)	$859

	Three Months Ended May 31, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2022	$2,869	$(1,294)	$(19)	$1,556
Net loss	—	(181)	—	(181)
Other comprehensive loss	—	—	(1)	(1)
Stock-based compensation	8	—	—	8
Shares issued:
Employee share purchase plan	3	—	—	3
Balance as at May 31, 2022	$2,880	$(1,475)	$(20)	$1,385

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2023	May 31, 2022
Revenue (note 10)	$373	$168
Cost of sales	194	64
Gross margin	179	104

Operating expenses
Research and development	54	53
Selling, marketing and administration	99	82
Amortization	15	27
Debentures fair value adjustment (note 5)	22	(46)
Litigation settlement (note 9)	—	165
	190	281
Operating loss	(11)	(177)
Investment income (loss), net (note 2 and note 5)	3	(1)
Loss before income taxes	(8)	(178)
Provision for income taxes (note 4)	3	3
Net loss	$(11)	$(181)
Loss per share (note 7)
Basic	$(0.02)	$(0.31)
Diluted	$(0.02)	$(0.35)

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended
	May 31, 2023	May 31, 2022
Net loss	$(11)	$(181)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the three months ended, net of income taxes of nil (May 31, 2022 - income taxes of nil) (note 8)	1	1
Foreign currency translation adjustment	1	(4)
Net change in fair value from instrument-specific credit risk on the Debentures, net of income taxes of nil (May 31, 2022 - income taxes of nil) (note 5)	—	2
Other comprehensive income (loss)	2	(1)
Comprehensive loss	$(9)	$(182)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Three Months Ended
	May 31, 2023	May 31, 2022
Cash flows from operating activities
Net loss	$(11)	$(181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	16	29
Stock-based compensation	9	8
Intellectual property disposed of by sale (note 3)	147	—
Debentures fair value adjustment (note 5)	22	(46)
Operating leases	(1)	(3)
Net changes in working capital items
Accounts receivable, net of allowance	3	36
Other receivables	4	4
Other assets	(62)	(9)
Accounts payable	(3)	(8)
Accrued liabilities	(14)	148
Income taxes payable	1	2
Deferred revenue	(12)	(22)
Net cash provided by (used in) operating activities	99	(42)
Cash flows from investing activities
Acquisition of long-term investments	(1)	—
Acquisition of property, plant and equipment	(2)	(1)
Acquisition of intangible assets	(8)	(8)
Acquisition of short-term investments	(66)	(164)
Proceeds on sale or maturity of short-term investments	39	226
Net cash provided by (used in) investing activities	(38)	53
Cash flows from financing activities
Issuance of common shares	2	3
Net cash provided by financing activities	2	3
Effect of foreign exchange loss on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(1)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	63	13
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	322	406
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$385	$419
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2023 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three months ended May 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending February 29, 2024. The consolidated balance sheet at February 28, 2023 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
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
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements other than those noted below.
Critical Accounting Estimates during the Quarter (Note 10)
To the extent the transaction price in a contract with a customer includes variable consideration, the Company estimates the amount of variable consideration that should be included in the price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. The Company also estimates whether and how much variable consideration is subject to constraint if it cannot conclude it is probable that a significant reversal in revenue will not occur, due to factors such as: the consideration being highly susceptible to factors outside the Company’s influence, the period of time before the variable consideration is resolved, the Company’s previous experience with similar contracts, the Company’s history of price concessions or changing of payment terms, and whether there is a large number and broad range of possible variable consideration amounts. To the extent the Company determines that there is a significant financing component in a contract with a customer, it determines the impact of the time value of money in adjusting the transaction price to account for the income associated with the financing component by estimating the discount rate that would be reflected in a separate financing transaction between the customer and the Company at contract inception, based upon the credit characteristics of the customer receiving financing in the contract.
Accounting Standards Adopted During Fiscal 2024
The Company has not adopted any new standards to date during fiscal 2024.
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
When the Company concludes that there is a significant financing component included within a contract with a customer due to timing differences between the fulfillment of certain performance obligations and the receipt of payment for those performance obligations, the Company determines the present value of the future consideration utilizing the discount rate that would be reflected in a separate financing transaction between the customer and the Company at contract inception based upon the credit characteristics of the customer receiving financing in the contract.
For a description of how the fair value of the Debentures (as defined in Note 5) was determined, see the “Convertible debentures” accounting policies in Note 1 to the Annual Financial Statements. The Debentures are classified as Level 3.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at May 31, 2023 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$85	$—	$—	$85	$83	$—	$—	$2
Other investments	29	6	—	35	—	—	35	—
	114	6	—	120	83	—	35	2
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits and certificates of deposits	53	—	—	53	31	—	—	22
Bankers’ acceptances/bearer deposit notes	106	—	—	106	106	—	—	—
Commercial paper	172	—	—	172	84	85	—	3
Non-U.S. promissory notes	83	—	—	83	32	51	—	—
Non-U.S. treasury bills/notes	22	—	—	22	22	—	—	—
Corporate notes/bonds	22	—	—	22	—	22	—	—
	458	—	—	458	275	158	—	25
	$582	$6	$(10)	$578	$358	$158	$35	$27
______________________________
(1) Cost basis for other investments includes the effect of returns of capital and impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The components of cash, cash equivalents and investments by fair value level as at February 28, 2023 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$89	$—	$—	$89	$87	$—	$—	$2
Other investments	26	2	—	28	—	—	28	—
	115	2	—	117	87	—	28	2
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	33	—	—	33	8	—	—	25
Bearer deposit notes	82	—	—	82	82	—	—	—
Commercial paper	159	—	—	159	108	51	—	—
Non-U.S. promissory notes	45	—	—	45	—	45	—	—
Non-U.S. government sponsored enterprise notes	30	—	—	30	10	20	—	—
Corporate notes/bonds	15	—	—	15	—	15	—	—
	364	—	—	364	208	131	—	25
Level 3:
Other investments	2	4	—	6	—	—	6	—
	$491	$6	$(10)	$487	$295	$131	$34	$27
______________________________
(1) Cost basis for other investments includes the effect of returns of capital and impairment.
As at May 31, 2023, the Company had non-marketable equity investments without readily determinable fair value of $35 million (February 28, 2023 - $34 million). As of May 31, 2023, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2023 - $3 million).
There were no realized gains or losses on available-for-sale securities for the three months ended May 31, 2023 and May 31, 2022.
The Company has restricted cash and cash equivalents, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit. These letters of credit support certain leasing arrangements entered into in the ordinary course of business. The letters of credit are for terms ranging from one month to two years. The Company is legally restricted from accessing these funds during the term of the leases for which the letters of credit have been issued; however, the Company can continue to invest the funds and receive investment income thereon.
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at May 31, 2023 and February 28, 2023 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	May 31, 2023	February 28, 2023
Cash and cash equivalents	$358	$295
Restricted cash and cash equivalents	27	27
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$385	$322

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at May 31, 2023 and February 28, 2023 were as follows:

	As at
	May 31, 2023		February 28, 2023
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$458	$458	$364	$364
No fixed maturity	10	—	10	—
	$468	$458	$374	$364
As at May 31, 2023 and February 28, 2023, the Company had no available-for-sale debt securities with continuous unrealized losses.
3.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at May 31, 2023 was $6 million (February 28, 2023 - $1 million).
The Company recognizes current estimated credit losses (“CECL”) for accounts receivable. The CECL for accounts receivable are estimated based on days past due and region for each customer in relation to a representative pool of assets consisting of a large number of customers with similar risk characteristics that operate under similar economic environments. The Company determined the CECL by estimating historical credit loss experience based on the past due status and region of the customers, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company also has long-term accounts receivable included in Other Long-term Assets. The CECL for the long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure of default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2022	$4
Prior period provision for expected credit losses	1
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at February 28, 2023	1
Current period provision for expected credit losses	5
Ending balance of the allowance for credit loss as at May 31, 2023	$6
The allowance for credit losses as at May 31, 2023 consists of $2 million (February 28, 2023 - $1 million) relating to CECL estimated based on days past due and region and $4 million (February 28, 2023 - nil) relating to specific customers that were evaluated separately.
There was one customer that comprised more than 10% of accounts receivable as at May 31, 2023 (February 28, 2023 - two customers comprised more than 10%).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Receivables
As at May 31, 2023 and February 28, 2023, other receivables included items such as claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance.
Other Current Assets
Other current assets comprised the following:

	As at
	May 31, 2023	February 28, 2023
Intellectual property	$—	$141
Other	52	41
	$52	$182
As described in Note 10, on May 11, 2023, the Company completed its previously announced patent sale with Malikie Innovations Limited (“Malikie”) and recognized revenue of $218 million and cost of sales of $147 million, which is comprised of the carrying value of the intellectual property of $141 million referred to above, and $6 million of capitalized costs during the quarter related to patent maintenance. See Note 10 under the heading “Patent Sale”.
Other current assets also included the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	May 31, 2023	February 28, 2023
Cost
BlackBerry operations and other information technology	$85	$84
Leasehold improvements and other	19	19
Furniture and fixtures	9	9
Manufacturing, repair and research and development equipment	2	2
	115	114
Accumulated amortization	91	89
Net book value	$24	$25

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Intangible Assets, Net
Intangible assets comprised the following:

	As at May 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$830	$70
Other acquired intangibles	386	322	64
Intellectual property	124	66	58
	$1,410	$1,218	$192

	As at February 28, 2023
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$824	$76
Other acquired intangibles	386	318	68
Intellectual property	123	64	59
	$1,409	$1,206	$203
For the three months ended May 31, 2023, amortization expense related to intangible assets amounted to $13 million (three months ended May 31, 2022 - $25 million).
Total additions to intangible assets for the three months ended May 31, 2023 amounted to $2 million (three months ended May 31, 2022 - $8 million). During the three months ended May 31, 2023, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at May 31, 2023, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2024 and each of the five succeeding years is expected to be as follows: fiscal 2024 - $35 million; fiscal 2025 - $41 million; fiscal 2026 - $37 million; fiscal 2027 - $32 million; fiscal 2028 - $19 million and fiscal 2029 - $6 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the three months ended May 31, 2023 were as follows:

Carrying Amount
Carrying amount as at February 28, 2022	$844
Goodwill impairment charge	(245)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(4)
Carrying amount as at February 28, 2023	595
Effect of foreign exchange on non-U.S. dollar denominated goodwill	1
Carrying amount as at May 31, 2023	$596
Other Long-term Assets
As at May 31, 2023, other long-term assets included long-term receivables related to intellectual property sold, see Note 10 under the heading “Patent Sale”, long-term receivables, and the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
As at February 28, 2023, other long-term assets included the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
As at May 31, 2023 and February 28, 2023, other accrued liabilities included operating lease liabilities, current, accrued royalties, accrued director fees, accrued vendor liabilities, variable incentive accrual and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
4.    INCOME TAXES
For the three months ended May 31, 2023, the Company’s net effective income tax expense rate was approximately 38% compared to a net effective income tax expense rate of 2% for the three months ended May 31, 2022. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the Debentures, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at May 31, 2023 were $21 million (February 28, 2023 - $21 million). As at May 31, 2023, $21 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
5.    DEBENTURES
On September 1, 2020, Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited (“Fairfax”), and another institutional investor invested in the Company through a $365 million private placement of debentures (the “Debentures”). The Debentures mature on November 13, 2023.
Due to the conversion option and other embedded derivatives within the Debentures, the Company has elected to record the Debentures, including the debt itself and all embedded derivatives, at fair value and present the Debentures as a single hybrid financial instrument. No portion of the fair value of the Debentures has been recorded as equity, nor would be if the embedded derivatives were bifurcated from the host debt contract.
Each period, the fair value of the Debentures is recalculated and resulting gains and losses from the change in fair value of the Debentures associated with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss (“AOCL”). The fair value of the Debentures has been determined using the significant Level 2 inputs interest rate curves, the market price and volatility of

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

the Company’s listed common shares, and the significant Level 3 inputs related to credit spread and the implied discount of the Debentures at issuance.
The Company originally determined its credit spread by calibrating to observable trades of the previously-outstanding convertible debentures issued by the Company and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the Debentures and 7.44% as of May 31, 2023. An increase in credit spread will result in a decrease in the fair value of Debentures and vice versa. The fair value of the Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the Debentures by calculating the fair value of the Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.

The following table summarizes the change in fair value of the Debentures for the three months ended May 31, 2023, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
May 31, 2023
Balance as at February 28, 2023	$367
Change in fair value of the Debentures	22
Balance as at May 31, 2023	$389
The difference between the fair value of the Debentures and the unpaid principal balance of $365 million is $24 million.
The following table shows the impact of the changes in fair value of the Debentures for the three months ended May 31, 2023 and May 31, 2022:

	Three Months Ended
	May 31, 2023	May 31, 2022
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$(22)	$46
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	2
Total decrease (increase) in the fair value of the Debentures	$(22)	$48
For the three months ended May 31, 2023, the Company recorded interest expense related to the Debentures of $2 million, which has been included in investment income (loss), net on the Company’s consolidated statements of operations (three months ended May 31, 2022 - $2 million).
Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the Debentures, owns $330 million principal amount of the Debentures. As such, the payment of interest on the Debentures to Fairfax represents a related party transaction. Fairfax receives interest at the same rate as other holders of the Debentures.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

6.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the three months ended May 31, 2023:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2023	582,157	$2,909
Exercise of stock options	52	—
Common shares issued for restricted share unit settlements	461	—
Stock-based compensation	—	9
Common shares issued for employee share purchase plan	567	2
Common shares outstanding as at May 31, 2023	583,237	$2,920
The Company had 583 million voting common shares outstanding, 0.4 million options to purchase voting common shares, 18 million RSUs and 2 million DSUs outstanding as at June 26, 2023. In addition, 60.8 million common shares are issuable upon conversion in full of the Debentures as described in Note 5.
7.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	May 31, 2023	May 31, 2022
Net loss for basic loss per share available to common shareholders	$(11)	$(181)
Less: Debentures fair value adjustment (1) (2)	—	(46)
Add: interest expense on Debentures (1) (2)	—	2
Net loss for diluted loss per share available to common shareholders	$(11)	$(225)

Weighted average number of shares outstanding (000’s) - basic (3)	582,812	576,877
Effect of dilutive securities (000’s)
Conversion of Debentures (1) (2)	—	60,833
Weighted average number of shares and assumed conversions (000’s) diluted	582,812	637,710
Loss per share - reported
Basic	$(0.02)	$(0.31)
Diluted	$(0.02)	$(0.35)
______________________________
(1) The Company has presented the dilutive effect of the Debentures using the if-converted method, assuming conversion at the beginning of the quarter for the three months ended May 31, 2022. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the Debentures and interest expense incurred on the Debentures for the three months ended May 31, 2022, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 5 for details on the Debentures.
(2) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the three months ended May 31, 2023, as to do so would be antidilutive. See Note 5 for details on the Debentures.
(3) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three months ended May 31, 2023 and May 31, 2022, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three months ended May 31, 2023 and May 31, 2022 were as follows:

	Three Months Ended
	May 31, 2023	May 31, 2022
Cash Flow Hedges
Balance, beginning of period	$(1)	$—
Other comprehensive income before reclassification	—	1
Amounts reclassified from AOCL into net loss	1	—
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$—	$1
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(16)	$(10)
Other comprehensive income (loss)	1	(4)
Foreign currency cumulative translation adjustment	$(15)	$(14)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(6)	$(8)
Other comprehensive income before reclassification	—	2
Change in fair value from instruments-specific credit risk on Debentures	$(6)	$(6)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(22)	$(20)

9.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $26 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of May 31, 2023. See the discussion of restricted cash in Note 2.
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
As of May 31, 2023, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits and one individual lawsuit were filed against the Company and certain of its former officers in various jurisdictions in the U.S. and Canada alleging that the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and business prospects and that certain of the Company’s financial statements contain material misstatements. The individual lawsuit was voluntarily dismissed and the consolidated U.S. class actions was settled; see “Litigation Settlement” below in this Note 9.
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
Other contingencies
In the first quarter of fiscal 2019, the Board approved a compensation package for the Company’s Executive Chair and CEO as an incentive to remain as Executive Chair until November 23, 2023. As part of the package, the Company’s Executive Chair and CEO is entitled to receive a contingent performance-based cash award in the amount of $90 million that will become earned and payable should the volume weighted 10-day average trading price of the Company’s common shares on the New York Stock Exchange reach $30 before November 3, 2023. As the award is triggered by the Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at May 31, 2023, the liability recorded in association with this award is nil (February 28, 2023 - nominal).
As at May 31, 2023, the Company has recognized $17 million (February 28, 2023 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)Litigation Settlement
On April 6, 2022, through a mediator, the Company agreed in principle to pay $165 million to settle the U.S. consolidated actions (see “Litigation” above in this Note 9). The Stipulation of Settlement was executed effective June 7, 2022. On June 29, 2022, the Company paid $1 million of the settlement amount. The remaining $164 million was paid on September 6, 2022. On September 29, 2022, the Court granted final approval of the settlement and entered final judgment.
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
Segment Disclosures
The Company is organized and managed as three operating segments: Cybersecurity, IoT, and Licensing and Other.
The following table shows information by operating segment for the three months ended May 31, 2023 and May 31, 2022:

	For the Three Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	May 31,		May 31,		May 31,		May 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Segment revenue	$93	$113	$45	$51	$235	$4	$373	$168
Segment cost of sales	37	53	9	8	147	2	193	63
Segment gross margin (1)	$56	$60	$36	$43	$88	$2	$180	$105
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cybersecurity consists of BlackBerry® UEM and Cylance® solutions (collectively BlackBerry Spark®), BlackBerry® AtHoc® and BlackBerry® SecuSUITE®. The Company’s Cylance artificial intelligence and machine learning-based platform consists of CylanceENDPOINT™, CylanceGUARD®, CylanceEDGE™, CylanceINTELLIGENCE™ and other cybersecurity applications. The BlackBerry UEM Suite includes the Company’s BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
IoT consists of BlackBerry® QNX®, BlackBerry® Certicom®, BlackBerry Radar®, BlackBerry IVY® and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing and Other consists of the Company’s intellectual property arrangements and settlement awards. Other consists of the Company’s legacy service access fees (“SAF”) business, which ceased operations on January 4, 2022.
The following table reconciles total segment gross margin for the three months ended May 31, 2023 and May 31, 2022 to the Company’s consolidated totals:

	Three Months Ended
	May 31, 2023	May 31, 2022
Total segment gross margin	$180	$105
Adjustments (1):
Less: Stock compensation	1	1
Less:
Research & development	54	53
Selling, marketing and administration	99	82
Amortization	15	27
Debentures fair value adjustment	22	(46)
Litigation settlement	—	165
Investment income (loss), net	(3)	1
Consolidated loss before income taxes	$(8)	$(178)
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Patent Sale
On May 11, 2023, the Company completed its previously announced patent sale with Malikie and sold certain non-core patent assets for $170 million in cash on closing, an additional $30 million in fixed consideration due by no later than the third anniversary of closing and variable consideration in the form of future royalties in the aggregate amount of up to $700 million (the “Malikie Transaction”). Pursuant to the terms of the Malikie Transaction, the Company received a license back to the patents sold, which relate primarily to mobile devices, messaging and wireless networking. The Malikie Transaction will not impact customers’ right to use any of the Company’s products, solutions or services.
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to intellectual property sold. The Company also recognized $1 million in other receivables, which has been included in accounts receivable on the Company’s balance sheets as at May 31, 2023 and $43 million in long-term receivables, which has been included in other long-term assets on the Company’s balance sheets as at May 31, 2023, relating to the $30 million in future cash to be paid no later than the third anniversary of closing and the future royalties that were not constrained as discussed below. The financing component recorded on the patent sale was $15 million and will be recognized as interest income over the payment terms.
The Company estimated variable consideration from future royalty revenues using an expected value method including inputs from both internal and external sources related to patent monetization activities and cash flows, and constrained the recognition of that variable consideration based on the Company’s accounting policies and critical accounting estimates as described in Note 1. The present value of variable consideration recognized as revenue was $23 million and the amount of variable consideration constrained was $210 million. The Company evaluates its conclusions as to whether the constraints are still applicable on an ongoing basis, and will make updates when it observes a sufficient amount of evidence that amounts of variable consideration are no longer subject to constraint or the estimated amount of variable consideration has changed.
Revenue
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types, as discussed above in “Segment Disclosures”.
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended
	May 31, 2023	May 31, 2022
North America (1)	$317	$89
Europe, Middle East and Africa	37	60
Other regions	19	19
Total	$373	$168

North America (1)	85.0%	53.0%
Europe, Middle East and Africa	9.9%	35.7%
Other regions	5.1%	11.3%
Total	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended
	May 31, 2023	May 31, 2022
Products and services transferred over time	$85	$97
Products and services transferred at a point in time	288	71
Total	$373	$168

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the three months ended May 31, 2023:

	Accounts and Other Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2023	$120	$215	$17
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	396	127	6
Decrease due to payment, fulfillment of performance obligations, or other	(347)	(139)	(6)
Increase (decrease), net	49	(12)	—
Closing balance as at May 31, 2023	$169	$203	$17
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at May 31, 2023 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the patent sale to Malikie, which have been constrained based on the Company’s accounting policies and critical accounting estimates as described in Note 1 and under “Patent Sale” in this Note 10.

	As at May 31, 2023
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$177	$11	$15	$203
Revenue recognized for performance obligations satisfied in prior periods
For the three months ended May 31, 2023, $9 million of revenue was recognized relating to performance obligations satisfied in a prior period as a result of certain variable consideration no longer being subject to constraint (three months ended May 31, 2022 - nil).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	May 31, 2023		February 28, 2023
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$94	$323	$98	$375
United States	735	1,262	742	1,208
Other	27	89	27	96
	$856	$1,674	$867	$1,679
Information About Major Customers
There was one customer that comprised 58% of the Company’s revenue in the three months ended May 31, 2023 due to the completed Malikie Transaction (three months ended May 31, 2022 - one customer that comprised 15% of the Company’s revenue).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

11.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended
	May 31, 2023	May 31, 2022
Interest paid during the period	$2	$2
Income taxes paid during the period	2	1
Income tax refunds received during the period	—	—
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2024 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2023, approximately 21% of cash and cash equivalents, 35% of accounts receivable and 38% of accounts payable were denominated in foreign currencies (February 28, 2023 – 19%, 24% and 36%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued Debentures with a fixed interest rate, as described in Note 5. The fair value of the Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the Debentures.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at May 31, 2023, no single issuer represented more than 18% of the total cash, cash equivalents and investments (February 28, 2023 - no single issuer represented more than 12% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the counterparties on a daily basis, subject to exposure and transfer thresholds. As at May 31, 2023, the Company had $1 million in collateral posted with counterparties (February 28, 2023 - $1 million in collateral held).
Liquidity risk
Cash, cash equivalents, and investments were approximately $578 million as at May 31, 2023. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. The Company has experienced recent operating losses and the Debentures will mature on November 13, 2023 as described above in Note 5, but the Company has the ability to access other potential financing arrangements on commercially reasonable terms. Taking these factors into account and based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, should be sufficient to meet funding

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Government subsidies
During the third quarter of fiscal 2022, the Government of Canada announced the Hardest-Hit Business Recovery Program (“HHBRP”) to continue supporting businesses affected by the COVID-19 pandemic. The HHBRP provided a subsidy of up to 50% of eligible employees’ employment insurable remuneration, subject to certain criteria, and rent and ran until May 7, 2022.
The Company applied for the HHBRP to the extent it met the requirements to receive the subsidy and during the three months ended May 31, 2022, recorded $4 million in government subsidies as a reduction to operating expenses in the consolidated statement of operations. As at May 31, 2022, the Company has recorded $4 million in accrued government subsidies within other receivables on the consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three months ended May 31, 2023, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2023 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Additional information about the Company, which is included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2023 (the “Annual Report”), can be found on SEDAR at www.sedar.com and on the SEC’s website at www.sec.gov.
Cautionary Note Regarding Forward-Looking Statements
This MD&A contains forward-looking statements within the meaning of certain securities laws, including under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, including statements relating to:
•the Company’s plans, strategies and objectives, including its intentions to increase and enhance its product and service offerings and to patent new innovations;
•the Company’s expectations with respect to enhancing shareholder value through the strategic review of its businesses;
•the Company’s expectations with respect to the impact of the global semiconductor shortage, as well as other macroeconomic factors including inflation and interest rates, on its results of operations and financial condition;
•the Company’s expectations with respect to its revenue, billings, non-GAAP EPS and cash flow usage in fiscal 2024, the annual recurring revenue of its Cybersecurity business in fiscal 2024 and installations of the BlackBerry IVY® platform;
•the Company’s expectations with respect to its non-GAAP EPS and cash flow in fiscal 2025;
•the Company’s expectations with respect to its revenue, non-GAAP gross margin and Cybersecurity gross margin in fiscal 2026 and IoT gross margin in the long term;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - Products and Services”, “Business Overview - Strategic Review of Businesses”, “Business Overview - Macroeconomic Factors”, “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended May 31, 2023 compared to the three months ended May 31, 2022 - Revenue - Revenue by Segment” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, the Company’s expectations regarding its financial performance, and the Company’s expectations regarding the strategic review of its businesses. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report, and (i) risk related to the Company’s review of its businesses, including the Company’s ability to identify, pursue and realize the benefits of strategic alternatives being explored by the Company, and which may not be consummated in the manner contemplated by the Company or at all, and (ii) risk that uncertainty relating to the announcement of the Company’s strategic review may adversely impact the Company’s business, its existing and future relationships with business partners and customers, and its ability to attract and retain key employees.
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
Business Overview
The Company provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 500 million endpoints including more than 235 million vehicles. Based in Waterloo, Ontario, the Company leverages artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption, and embedded systems.
Strategy
The Company is widely recognized for its intelligent security software and services and believes that it delivers the broadest set of security capabilities in the market to connect, protect and manage IoT endpoints. The Company leverages its extensive technology portfolio to offer best-in-class cybersecurity, safety and reliability to enterprise customers primarily in government and regulated industries, to small and medium-sized businesses, and to original equipment manufacturers (“OEMs”) in automotive, medical, industrial and other core verticals.
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
The Company’s go-to-market strategy focuses principally on generating revenue from enterprise software and services as well as from embedded software designs with leading OEMs and Tier 1 suppliers. The Company intends to drive revenue growth and to achieve margins that are consistent with those of other enterprise software companies.
Products and Services
The Company has multiple products and services from which it derives revenue, which are structured in three groups: Cybersecurity, IoT (collectively with Cybersecurity, “Software & Services”) and Licensing and Other.
Cybersecurity
The Cybersecurity business consists of BlackBerry Spark®, BlackBerry® SecuSUITE® and BlackBerry® AtHoc®.
The Company’s core secure software and services offerings are its Cylance® cybersecurity and BlackBerry unified endpoint management (“UEM”) solutions, collectively known as BlackBerry Spark.
BlackBerry’s Cylance cybersecurity solutions include: CylanceENDPOINT™, an integrated endpoint security solution that leverages the Cylance AI model and OneAlert EDR console, to prevent, detect and remediate cyber threats at the endpoint, including on mobile; CylanceGUARD®, a managed detection and response solution that provides 24/7 threat hunting and monitoring, as well as integrated critical event management communications during a cyber incident; CylanceEDGE™, an AI-powered continuous authentication ZTNA solution that provides secure access to applications and data loss prevention; and CylanceINTELLIGENCE™, a contextual cyber threat intelligence service. The Company also offers incident response, compromise assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks. These solutions are designed to provide a continuous state of resilience for the Company’s customers and support the outcomes they require by: (i) complementing, extending, or fully managing security capabilities with the Company’s experts and extended technology ecosystem, (ii) enabling the workforce in a way that is fast, easy and satisfying, while providing security visibility, controls and peace of mind; and (iii) reducing complexity and overhead costs associated with security operations.
The BlackBerry UEM Suite includes the Company’s BlackBerry® UEM, BlackBerry® Dynamics™ and BlackBerry® Workspaces solutions. BlackBerry UEM employs a containerized approach to manage and secure devices, third party and custom applications, identity, content and endpoints across all leading operating systems, as well as providing regulatory compliance tools. BlackBerry Dynamics offers a best-in-class development platform and secure container for mobile applications, including the Company’s own enterprise applications such as BlackBerry® Work and BlackBerry® Connect for secure collaboration. BlackBerry Workspaces is a secure Enterprise File Sync and Share (EFSS) solution. BBM Enterprise, is an enterprise-grade secure instant messaging solution for messaging, voice and video.

BlackBerry SecuSUITE is a certified, multi-OS voice and text messaging solution with advanced encryption, anti-eavesdropping and continuous authentication capabilities, providing a maximum level of security on conventional mobile devices for government and businesses.
BlackBerry AtHoc and BlackBerry® Alert are secure, networked critical event management solutions that enable people, devices and organizations to exchange critical information in real time during business continuity and life safety operations. The platforms securely connect with a diverse set of endpoints to distribute emergency mass notifications, improve personnel accountability and facilitate the bidirectional collection and sharing of data within and between organizations. BlackBerry AtHoc serves the requirements of the public sector market while BlackBerry Alert targets the commercial sector.
IoT
The IoT business consists of BlackBerry Technology Solutions (“BTS”) and BlackBerry IVY.
The principal component of BTS is BlackBerry QNX, a global provider of real-time operating systems, hypervisors, middleware, development tools, and professional services for connected embedded systems in the automotive, medical, industrial automation and other markets. A recognized leader in automotive software, BlackBerry QNX offers a growing portfolio of safety-certified, secure and reliable platform solutions and is focused on achieving design wins with automotive OEMs, Tier 1 vendors and automotive semiconductor suppliers. These solutions include the BlackBerry QNX real-time operating system, QNX® Hypervisor and QNX® Software Development Platform (SDP), as well as other products designed to alleviate the challenges of compliance with ISO 26262, the automotive industry’s functional safety standard. The QNX® Acoustics Management Platform provides software-defined audio solutions.
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
The Company has partnered with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. BlackBerry IVY allows automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning at the edge to generate and share predictive insights and inferences. Automakers and developers will be able to use this information to create responsive in-vehicle services that enhance driver and passenger experiences. BlackBerry IVY supports multiple vehicle operating systems and hardware, as well as multi-cloud deployments in order to ensure compatibility across vehicle models and brands. The Company announced the first design win for BlackBerry IVY in January 2023 and recently released the platform for general availability in May 2023. The Company expects in-vehicle installations to begin during the 2025 model year. The Company is targeting additional BlackBerry IVY design wins in fiscal 2024.
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

Licensing and Other
Licensing and Other consists primarily of the Company’s patent licensing business.
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
Recent Developments
The Company continued to execute on its strategy in fiscal 2024 and announced the following significant achievements during the most recent quarter:
Products and Innovation:
•Launched the early access release of QNX® Software Development Platform 8.0, powered by the new, ultra-scalable QNX® operating system for high-performance, multi-core computing;
•Launched an enhanced AI-based Cylance cybersecurity solutions portfolio, reducing alert fatigue, offering faster incident response and expanding cloud defense coverage;
•Announced an integration of CylanceGUARD and BlackBerry AtHoc technologies for secure bi-directional response communications during cyber incidents; and
•Announced a partnership with leading automotive cybersecurity platform Upstream Security to enable automakers to strengthen the overall security posture of their vehicles, by leveraging BlackBerry IVY capabilities.
Customers and Partners:
•Announced that BlackBerry QNX software is embedded in over 235 million vehicles;
•Announced an extended partnership with leading managed security services provider (MSSP) Solutions Granted, enabling better scale to address small and medium-sized businesses (SMBs); and
•Announced a strategic partnership with McLeod Software, a leading Transportation Management System (TMS) provider, delivering enterprise software solutions to the transportation and logistics industry.
Environmental, Sustainability and Corporate Governance:
•McKinsey named BlackBerry a cybersecurity and IoT convergence leader, well positioned in an addressable market of up to $750 billion by 2030.

Strategic Review of Businesses
On May 1, 2023, the Company announced that the Board would initiate a review of the Company’s portfolio of businesses, with the assistance of its financial advisors, as the Board considers strategic alternatives to drive enhanced shareholder value, including but not limited to the possible separation of one or more of the Company’s businesses. During the review process, the Company remains focused on achieving its business plan and remains committed to its customers, partners and employees. The Board has not set a timetable for the process and there can be no assurance that the review will result in any transaction.
Patent Sale
On May 11, 2023, the Company completed its previously announced patent sale with Malikie Innovations Limited and sold certain non-core patent assets for $170 million in cash on closing, an additional $30 million in cash by no later than the third anniversary of closing and potential future royalties in the aggregate amount of up to $700 million (the “Malikie Transaction”). Pursuant to the terms of the Malikie Transaction, the Company received a license back to the sold patents, which relate primarily to mobile devices, messaging and wireless networking. The Malikie Transaction will not impact our customers’ right to use any of the Company’s products, solutions or services.
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to non-core intellectual property sold. The revenue recognized reflects the application of the Company’s accounting policies and critical accounting estimates, as described in Note 1 to the Consolidated Financial Statements, which resulted in a substantial majority of the potential future royalties from the Malikie Transaction being constrained until future periods. In evaluating the Malikie Transaction, the Company considered estimates of value, among other factors, which are not fully reflected when applying the principles of revenue recognition, such as the variable consideration constraint that is recognized at the inception of the Malikie Transaction. Accordingly, amounts initially recognized in the first quarter of fiscal 2024 do not reflect the full fair value of the overall transaction as determined by the Company. Additional variable consideration is expected to be recognized in future quarters, as determined quarterly based on the revenue recognition accounting framework. See Note 10 to the Consolidated Financial Statements.

Macroeconomic Factors
The ongoing impact of the global semiconductor shortage resulting from the COVID-19 pandemic has had and continues to have a material adverse impact on production-based royalties for the Company’s QNX automotive software business. The invasion of Ukraine by Russia and resulting global sanctions against Russia have exacerbated the disruption of automotive supply chains and its impact on the Company’s business.
Economic weakness or inflation resulting directly or indirectly from the COVID-19 pandemic and the Russian invasion of Ukraine, as well as higher interest rates implemented in response to inflation and resulting fears of recession, may negatively impact consumer demand for automobiles and is contributing to reduced spending and longer sales cycles for cybersecurity solutions, which in turn may continue to adversely affect the Company’s business. The Company does not believe that inflation had a direct effect on its operations during first three months of fiscal 2024.
First Quarter Fiscal 2024 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended May 31, 2023 compared to the quarter ended May 31, 2022 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	May 31, 2023	May 31, 2022	Change
Revenue	$373	$168	$205
Gross margin	179	104	75
Operating expenses	190	281	(91)
Investment income (loss), net	3	(1)	4
Loss before income taxes	(8)	(178)	170
Provision for income taxes	3	3	—
Net loss	$(11)	$(181)	$170
Loss per share - reported
Basic	$(0.02)	$(0.31)
Diluted	$(0.02)	$(0.35)

Weighted-average number of shares outstanding (000’s)
Basic	582,812	576,877
Diluted (1)	582,812	637,710
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the first quarter of fiscal 2024 does not include the dilutive effect of the Debentures (defined below), as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first quarter of fiscal 2024 and first quarter of 2023 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following table shows information by operating segment for the three months ended May 31, 2023 and May 31, 2022. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker for making decisions and assessing performance of the Company’s reportable operating segments. See Note 10 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	May 31,		Change	May 31,		Change	May 31,		Change	May 31,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$93	$113	$(20)	$45	$51	$(6)	$235	$4	$231	$373	$168	$205
Segment cost of sales	37	53	(16)	9	8	1	147	2	145	193	63	130
Segment gross margin	$56	$60	$(4)	$36	$43	$(7)	$88	$2	$86	$180	$105	$75

The following table reconciles the Company’s segment results for the three months ended May 31, 2023 to consolidated U.S. GAAP results:

	For the Three Months Ended May 31, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$93	$45	$235	$373	$—	$373
Cost of sales	37	9	147	193	1	194
Gross margin (1)	$56	$36	$88	$180	$(1)	$179
Operating expenses					190	190
Investment income, net					(3)	(3)
Loss before income taxes						$(8)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2023.
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
Financial Highlights
The Company had approximately $578 million in cash, cash equivalents and investments as of May 31, 2023 (February 28, 2023 - $487 million).
In the first quarter of fiscal 2024, the Company recognized revenue of $373 million and incurred a net loss of $11 million, or $0.02 basic and diluted loss per share on a U.S. GAAP basis (first quarter of fiscal 2023 - revenue of $168 million and net loss of $181 million, or $0.31 basic loss per share and $0.35 diluted loss per share).
The Company recognized adjusted net income of $35 million, and an adjusted earnings of $0.06 per share, on a non-GAAP basis in the first quarter of fiscal 2024 (first quarter of fiscal 2023 - adjusted net loss of $31 million, and adjusted loss of $0.05 per share). See “Non-GAAP Financial Measures” below.
Debentures Fair Value Adjustment
As previously disclosed, the Company elected the fair value option to account for its outstanding 1.75% unsecured convertible debentures (the “Debentures”); therefore, periodic revaluation has been and continues to be required under U.S. GAAP. The fair value adjustment does not impact the terms of the Debentures such as the face value, the redemption features or the conversion price.
As at May 31, 2023, the fair value of the Debentures was approximately $389 million, an increase of approximately $22 million during the first quarter of fiscal 2024. For the three months ended May 31, 2023, the Company recorded a non-cash charge relating to changes in fair value from non-credit components of $22 million (pre-tax and after tax) (the “Q1 Fiscal 2024 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations and a non-cash income relating to changes in fair value from instrument specific credit risk of nil in Other Comprehensive Loss (“OCL”) relating to the Debentures. See Note 5 to the Consolidated Financial Statements for further details on the Debentures.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On June 28, 2023, the Company announced financial results for the three months ended May 31, 2023, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP financial measures and non-GAAP ratios provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and is useful in helping management and readers understand the Company’s operating results and underlying operational trends. Non-GAAP financial measures and non-GAAP ratios exclude certain amounts as described below:
•Debentures fair value adjustment. The Company has elected to measure its outstanding Debentures at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the Debentures is recalculated and the resulting non-cash income and charges from the change in fair value from non-credit components of the Debentures are recognized in income. The amount can vary each period depending on changes to the Company’s share price, share price volatility and credit indices. This is not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
•Restructuring charges. The Company believes that restructuring costs relating to employee termination benefits, facilities and other costs pursuant to the Cost Optimization Program to reduce its annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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
•Goodwill impairment charge. The Company believes that goodwill impairment charges do not reflect expected future operating expenses, are non-cash, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended May 31, 2023 and May 31, 2022
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended May 31, 2023 and May 31, 2022 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2023	May 31, 2022
Gross margin	$179	$104
Stock compensation expense	1	1
Adjusted gross margin	$180	$105

Gross margin %	48.0%	61.9%
Stock compensation expense	0.3%	0.6%
Adjusted gross margin %	48.3%	62.5%
Reconciliation of U.S. GAAP operating expense for the three months ended May 31, 2023, February 28, 2023 and May 31, 2022 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2023	February 28, 2023	May 31, 2022
Operating expense	$190	$599	$281
Restructuring charges	5	7	1
Stock compensation expense	8	9	6
Debentures fair value adjustment (1)	22	(26)	(46)
Acquired intangibles amortization	10	15	23
Goodwill impairment charge	—	245	—
LLA impairment charge	—	231	—
Litigation settlement	—	—	165
Adjusted operating expense	$145	$118	$132
______________________________
(1) See “First Quarter Fiscal 2024 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended May 31, 2023 and May 31, 2022 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	May 31, 2023		May 31, 2022
		Basic earnings (loss) per share		Basic loss per share
Net loss	$(11)	$(0.02)	$(181)	$(0.31)
Restructuring charges	5		1
Stock compensation expense	9		7
Debentures fair value adjustment	22		(46)
Acquired intangibles amortization	10		23
Litigation settlement	—		165
Adjusted net income (loss)	$35	$0.06	$(31)	$(0.05)
Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended May 31, 2023 and May 31, 2022 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2023	May 31, 2022
Research and development	$54	$53
Stock compensation expense	2	2
Adjusted research and development	$52	$51

Selling, marketing and administration	$99	$82
Restructuring charges	5	1
Stock compensation expense	6	4
Adjusted selling, marketing and administration	$88	$77

Amortization	$15	$27
Acquired intangibles amortization	10	23
Adjusted amortization	$5	$4

Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the three months ended May 31, 2023 and May 31, 2022 are reflected in the table below.

For the Three Months Ended (in millions)	May 31, 2023	May 31, 2022
Operating loss	$(11)	$(177)
Non-GAAP adjustments to operating loss
Restructuring charges	5	1
Stock compensation expense	9	7
Debentures fair value adjustment	22	(46)
Acquired intangibles amortization	10	23
Litigation settlement	—	165
Total non-GAAP adjustments to operating loss	46	150
Adjusted operating income (loss)	35	(27)
Amortization	16	29
Acquired intangibles amortization	(10)	(23)
Adjusted EBITDA	$41	$(21)

Revenue	$373	$168
Adjusted operating income (loss) margin % (1)	9%	(16%)
Adjusted EBITDA margin % (2)	11%	(13%)
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
Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the three months ended May 31, 2023 and May 31, 2022 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2023	May 31, 2022
Net cash provided by (used in) operating activities	$99	$(42)
Acquisition of property, plant and equipment	(2)	(1)
Free cash flow (usage)	$97	$(43)
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
Comparative breakdowns of certain key metrics for the three months ended May 31, 2023 and May 31, 2022 are set forth below.

For the Three Months Ended (in millions)	May 31, 2023	May 31, 2022	Change
Cybersecurity Annual Recurring Revenue	$289	$334	$(45)
Cybersecurity Dollar-Based Net Retention Rate	81%	88%	(7%)
Cybersecurity Total Contract Value Billings	$122	$89	$33
Recurring Software Product Revenue	~ 90%	~ 80%	10%

Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Cybersecurity business.
Cybersecurity ARR was approximately $289 million in the first quarter of fiscal 2024 and decreased compared to $298 million in the fourth quarter of fiscal 2023 and decreased compared to $334 million in the first quarter of fiscal 2023.
The Company expects Cybersecurity ARR to return to sequential growth in the second half of fiscal 2024.
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
Cybersecurity DBNRR was 81% in the first quarter of fiscal 2024 and was consistent with 81% in the fourth quarter of fiscal 2023 and decreased compared to 88% in the first quarter of fiscal 2023.
Total Contract Value Billings
The Company defines TCV billings as amounts invoiced less credits issued. The Company considers TCV billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Cybersecurity TCV billings was $122 million in the first quarter of fiscal 2024 and increased compared to $107 million in the fourth quarter of fiscal 2023 and increased compared to $89 million in the first quarter of fiscal 2023.
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
Total Software and Services product revenue, excluding professional services, was approximately 90% recurring in the first quarter of fiscal 2024 and was consistent with approximately 90% recurring in the fourth quarter of fiscal 2023 and increased compared to approximately 80% in the first quarter of fiscal 2023 due to product mix.

Results of Operations - Three months ended May 31, 2023 compared to the three months ended May 31, 2022
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	May 31, 2023	May 31, 2022	Change
Revenue by Segment
Cybersecurity	$93	$113	$(20)
IoT	45	51	(6)
Licensing and Other	235	4	231
	$373	$168	$205

% Revenue by Segment
Cybersecurity	24.9%	67.3%
IoT	12.1%	30.4%
Licensing and Other	63.0%	2.3%
	100.0%	100.0%
Cybersecurity
The decrease in Cybersecurity revenue of $20 million was primarily due to a decrease of $14 million relating to product revenue in Secusmart and a decrease of $2 million relating to product revenue in BlackBerry Spark.
The Company previously stated that it expected Cybersecurity revenue in the first quarter of fiscal 2024 to increase sequentially. Cybersecurity revenue was $93 million and increased sequentially compared to the fourth quarter of fiscal 2023.
The Company previously stated that it expected Cybersecurity revenue in the first quarter of fiscal 2024 to be in the range of $100 million to $110 million. Cybersecurity revenue was lower than expected primarily due to delays from elongated sales cycles, with additional layers of required customer approvals compared to previous quarters.
The Company expects Cybersecurity revenue for fiscal 2024 as a whole to be in the range of $425 million to $450 million.
The Company is targeting Cybersecurity revenue for fiscal 2026 as a whole to be in the range of $540 million to $590 million.
IoT
The decrease in IoT revenue of $6 million was primarily due to an decrease of $4 million in professional services and a decrease of $3 million in BlackBerry QNX development seat revenue, partially offset by an increase of $1 million in BlackBerry QNX royalty revenue.
The Company previously stated that it expected IoT revenue to be in the range of $50 million to $53 million in the first quarter of fiscal 2024. IoT revenue was $45 million and was lower than expected due to customer delays in the deployment of development seat licenses relating to confirmed design wins and to the negative impact of macroeconomic factors on automotive production volumes.
The Company expects IoT revenue to be at the lower end of a range from $240 million to $250 million for fiscal 2024 as a whole. The Company is targeting IoT revenue, excluding potential revenue from BlackBerry IVY, to be in the range of $340 million and $370 million for fiscal 2026 as a whole.
The Company expects total Software & Services revenue, excluding potential revenue from BlackBerry IVY, to be higher in the second quarter of fiscal 2024 than in the first quarter of fiscal 2024, and to be in the range of $665 million and $700 million for fiscal 2024 as a whole. The Company is targeting total Software & Services revenue, excluding potential revenue from BlackBerry IVY, to be in the range of $880 million and $960 million for fiscal 2026 as a whole.

Licensing and Other
The increase in Licensing and Other revenue of $231 million was primarily due to an increase of $218 million related to the completed Malikie Transaction and an increase of $13 million in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected revenue from intellectual property licensing to be approximately $5 million per quarter in fiscal 2024, excluding the Malikie Transaction. Revenue from intellectual property licensing was approximately $17 million excluding the Malikie Transaction.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	May 31, 2023	May 31, 2022	Change
Revenue by Geography
North America	$317	$89	$228
Europe, Middle East and Africa	37	60	(23)
Other regions	19	19	—
	$373	$168	$205

% Revenue by Geography
North America	85.0%	53.0%
Europe, Middle East and Africa	9.9%	35.7%
Other regions	5.1%	11.3%
	100.0%	100.0%
North America Revenue
The increase in North America revenue of $228 million was primarily due to an increase of $231 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment” and an increase of $3 million relating to product revenue in Secusmart, partially offset by a decrease of $8 million in professional services.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $23 million was primarily due to a decrease of $17 million relating to product revenue in Secusmart, a decrease of $4 million in product revenue in BlackBerry Spark and a decrease of $3 million in BlackBerry QNX development seat revenue, partially offset by an increase of $1 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
Other regions revenue in the first quarter of fiscal 2024 was consistent with the first quarter of fiscal 2023.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $75 million to approximately $179 million in the first quarter of fiscal 2024 (first quarter of fiscal 2023 - $104 million). The increase was primarily due to the completed Malikie Transaction, partially offset by a decrease in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as much of the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 13.9% to approximately 48.0% of consolidated revenue in the first quarter of fiscal 2024 (first quarter of fiscal 2023 - 61.9%). The decrease was primarily due to a change in mix, specifically higher contribution from Licensing and Other, which had a lower gross margin percentage due to the completed Malikie Transaction, partially offset by a lower gross margin contribution from Secusmart, which has a lower relative gross margin percentage, due the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “First Quarter Fiscal 2024 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	May 31,		Change	May 31,		Change	May 31,		Change	May 31,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$93	$113	$(20)	$45	$51	$(6)	$235	$4	$231	$373	$168	$205
Segment cost of sales	37	53	(16)	9	8	1	147	2	145	193	63	130
Segment gross margin	$56	$60	$(4)	$36	$43	$(7)	$88	$2	$86	$180	$105	$75
Segment gross margin %	60%	53%	7%	80%	84%	(4)%	37%	50%	(13%)	48%	63%	(15%)
Cybersecurity
The decrease in Cybersecurity gross margin of $4 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $3 million in infrastructure costs and a change in mix, specifically a lower gross margin contribution from Secusmart, which had a lower relative gross margin percentage.
The increase in Cybersecurity gross margin percentage of 7% was primarily due to a decrease of $3 million in infrastructure costs and a change in mix, specifically a lower gross margin contribution from Secusmart, which had a lower relative gross margin percentage.
The Company expects the gross margin percentage for Cybersecurity to increase by between 4% and 6% by fiscal 2026.
IoT
The decrease in IoT gross margin of $7 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales does not significantly fluctuate based on business volume.
The decrease in IoT gross margin percentage of 4% was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales does not significantly fluctuate based on business volume.
The Company expects the gross margin for IoT to increase in the long term due to a change in revenue mix.
Licensing and Other
The increase in Licensing and Other gross margin of $86 million was primarily due to the completed Malikie Transaction.
The decrease in Licensing and Other gross margin percentage of 13% was primarily due to the completed Malikie Transaction, which had a lower relative gross margin percentage due to the cost basis of the sold assets which was de-recognized.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended May 31, 2023, compared to the quarter ended February 28, 2023 and the quarter ended May 31, 2022. The Company believes it is meaningful to provide a sequential comparison between the first quarter of fiscal 2024 and the fourth quarter of fiscal 2023.

	For the Three Months Ended (in millions)
	May 31, 2023	February 28, 2023	May 31, 2022
Revenue	$373	$151	$168
Operating expenses
Research and development	54	48	53
Selling, marketing and administration	99	83	82
Amortization	15	18	27
Impairment of long-lived assets	—	231	—
Impairment of goodwill	—	245	—
Debentures fair value adjustment	22	(26)	(46)
Litigation settlement	—	—	165
Total	$190	$599	$281

Operating Expenses as % of Revenue
Research and development	14.5%	31.8%	31.5%
Selling, marketing and administration	26.5%	55.0%	48.8%
Amortization	4.0%	11.9%	16.1%
Impairment of long-lived assets	—%	153.0%	—%
Impairment of goodwill	—%	162.3%	—%
Debentures fair value adjustment	5.9%	(17.2%)	(27.4%)
Litigation settlement	—%	—%	98.2%
Total	50.9%	396.7%	167.3%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2023, February 28, 2023 and May 31, 2022.
U.S. GAAP Operating Expenses
Operating expenses decreased by $409 million, or 68.3%, in the first quarter of fiscal 2024, compared to the fourth quarter of fiscal 2023 primarily due to the $245 million goodwill impairment charge in the fourth quarter of fiscal 2023 which did not recur and the $231 million impairment of long-lived assets in the fourth quarter of fiscal 2023 which did not recur, partially offset by the difference between the Q1 Fiscal 2024 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the fourth quarter of fiscal 2023 of $48 million, an increase of $15 million in variable incentive plan costs and an increase of $4 million in the Company’s deferred share unit costs.
Operating expenses decreased by $91 million, or 32.4%, in the first quarter of fiscal 2024, compared to the first quarter of fiscal 2023 primarily due to a $165 million litigation settlement in the first quarter of fiscal 2023 which did not recur and a decrease of $12 million in amortization costs, partially offset by the difference between the Q1 Fiscal 2024 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the first quarter of fiscal 2023 of $68 million, an increase of $4 million in allowance for credit losses, a decrease of $4 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy and Hardest-Hit Business Recovery Program programs (“COVID-19 subsidies”) to support the business through the COVID-19 pandemic, an increase of $4 million in the Company’s deferred share unit costs and an increase of $4 million in restructuring costs.

Adjusted Operating Expenses
Adjusted operating expenses increased by $27 million, or 22.9%, to $145 million in the first quarter of fiscal 2024 compared to $118 million in the fourth quarter of fiscal 2023. The increase was primarily attributable to an increase of $15 million in variable incentive plan costs, an increase of $4 million in the Company’s deferred share unit costs and an increase of $3 million in allowance for credit losses.
Adjusted operating expenses increased by $13 million, or 9.8%, to $145 million in the first quarter of fiscal 2024, compared to $132 million in the first quarter of fiscal 2023. The increase was primarily attributable to an increase of $4 million in allowance for credit losses, a decrease in benefits of $4 million in COVID-19 subsidies and an increase of $4 million deferred share unit costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $1 million, or 1.9%, in the first quarter of fiscal 2024 compared to $53 million in the first quarter of fiscal 2023 primarily due to an increase of $1 million in variable incentive plan costs.
Adjusted research and development expenses increased by $1 million, or 2.0%, to $52 million in the first quarter of fiscal 2024, compared to $51 million in the first quarter of fiscal 2023. The increase was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $17 million, or 20.7%, in the first quarter of fiscal 2024 compared to $82 million in the first quarter of fiscal 2023 primarily due to an increase of $4 million in allowance for credit losses, a decrease in benefits of $4 million in COVID-19 subsidies, an increase of $4 million in the Company’s deferred share unit costs and an increase of $4 million in restructuring costs.
Adjusted selling, marketing and administration expenses increased by $11 million, or 14.3%, to $88 million in the first quarter of fiscal 2024, compared to $77 million in the first quarter of fiscal 2023. The increase was primarily due to an increase of $4 million in allowance for credit losses, a decrease in benefits of $4 million in COVID-19 subsidies and an increase of $4 million in the Company’s deferred share unit costs, partially offset by a decrease of $2 million in legal expenses.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended May 31, 2023 compared to the quarter ended May 31, 2022. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	May 31, 2023	May 31, 2022	Change
Property, plant and equipment	$3	$4	$(1)
Intangible assets	12	23	(11)
Total	$15	$27	$(12)

	Included in Cost of Sales
	May 31, 2023	May 31, 2022	Change
Intangible assets	1	2	(1)
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $12 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense increased by $1 million to $5 million in the first quarter of fiscal 2024 compared to $4 million in the first quarter of fiscal 2023 due to the higher cost base of BlackBerry operations and other information technology assets.

Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $1 million was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the Debentures, increased by $4 million to investment income, net of $3 million in the first quarter of fiscal 2024, compared to investment loss, net of $1 million in the first quarter of fiscal 2023. The increase in investment income (loss), net is primarily due to higher yield on cash and investments and a higher cash and investments balance.
Income Taxes
For the first quarter of fiscal 2024, the Company’s net effective income tax expense rate was approximately 38% (first quarter of fiscal 2023 - net effective income tax expense rate of approximately 2%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net loss for the first quarter of fiscal 2024 was $11 million, or $0.02 basic and diluted loss per share on a U.S. GAAP basis (first quarter of fiscal 2023 - net loss of $181 million, or $0.31 basic loss per share and $0.35 diluted loss per share). The decrease in net loss of $170 million was primarily due to a decrease in operating expenses, as described above in “Operating Expenses” and an increase in revenue, as described above in “Revenue by Segment”, partially offset by a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $35 million in the first quarter of fiscal 2024 (first quarter of fiscal 2023 - adjusted net loss of $31 million). The increase in adjusted net income of $66 million was primarily due to an increase in revenue as described above in “Revenue by Segment”, partially offset by a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” and an increase in operating expenses as described above in “Operating Expenses”.
The Company expects to deliver significant year-over-year improvements in non-GAAP EPS loss and cash flow usage in fiscal 2024, and to achieve non-GAAP profitability in the fourth quarter of fiscal 2024.
The Company is targeting to generate positive full-year non-GAAP EPS and cash flow beginning in fiscal 2025.
The weighted average number of shares outstanding was 583 million common shares for basic and diluted loss per share for the first quarter of fiscal 2024 (first quarter of fiscal 2023 - 577 million common shares for basic loss per share and 638 million common shares for diluted loss per share).
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments increased by $91 million to $578 million as at May 31, 2023 from $487 million as at February 28, 2023, primarily as a result of the completed Malikie Transaction and changes in working capital, excluding the amounts payable in respect of the Debentures. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at May 31, 2023.

A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	May 31, 2023	February 28, 2023	Change
Cash and cash equivalents	$358	$295	$63
Restricted cash and cash equivalents	27	27	—
Short-term investments	158	131	27
Long-term investments	35	34	1
Cash, cash equivalents, and investments	$578	$487	$91
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	May 31, 2023	February 28, 2023	Change
Current assets	$696	$743	$(47)
Current liabilities	736	729	7
Working capital	$(40)	$14	$(54)
Current Assets
The decrease in current assets of $47 million at the end of the first quarter of fiscal 2024 from the end of the fourth quarter of fiscal 2023 was primarily due to a decrease of $130 million in other current assets, a decrease in other receivables of $4 million and a decrease in accounts receivable, net of allowance of $3 million, partially offset by an increase in cash and cash equivalents of $63 million and an increase in short term investments of $27 million.
At May 31, 2023, other current assets was $52 million, a decrease of $130 million from February 28, 2023. The decrease was primarily due to a decrease in intellectual property of $141 million as a result of the completed Malikie Transaction, partially offset by an increase of $5 million in prepaid software and an increase of $2 million in prepaid insurance.
At May 31, 2023, accounts receivable, net of allowance was $117 million, a decrease of $3 million from February 28, 2023. The decrease was primarily due to lower software and services revenue recognized over the three months ended May 31, 2023 compared to the three months ended February 28, 2023, and a decrease in days sales outstanding to 33 days at the end of the first quarter of fiscal 2024 due to the completed Malikie Transaction from 75 days at the end of the fourth quarter of fiscal 2023.
At May 31, 2023, other receivables was $8 million, a decrease of $4 million from February 28, 2023. The decrease was primarily due to a decrease of $4 million relating to GST/VAT receivables.
At May 31, 2023, income taxes receivable was $3 million, consistent with February 28, 2023.
Current Liabilities
The increase in current liabilities of $7 million at the end of the first quarter of 2024 from the end of the fourth quarter of fiscal 2023 was primarily due to an increase in the fair value of the Debentures of $22 million, an increase in deferred revenue, current of $2 million and an increase in income taxes payable of $1 million, partially offset by a decrease in accrued liabilities of $15 million and a decrease in accounts payable of $3 million.
Deferred revenue, current was $177 million, which reflects an increase of $2 million compared to February 28, 2023 that was attributable to a $7 million increase in deferred revenue, current related to BlackBerry Spark, partially offset by a decrease of $4 million in deferred revenue, current related to BlackBerry QNX, and a $1 million decrease related to BlackBerry AtHoc.
Income taxes payable were $21 million, reflecting an increase of $1 million compared to February 28, 2023, which was primarily due to changes in the quarterly tax provision.
Accrued liabilities were $128 million at the end of the first quarter of 2024, reflecting a decrease of $15 million compared to February 28, 2023, which was primarily due to a decrease in variable incentive plan accrual of $8 million, a decrease in payroll accruals of $6 million and a decrease in marketing accruals of $2 million, partially offset by an increase in directors fee accruals of $4 million.
Accounts payable were $21 million, reflecting a decrease of $3 million from February 28, 2023, which was primarily due to timing of payments of accounts payable.

Cash flows for the three months ended May 31, 2023 compared to the three months ended May 31, 2022 were as follows:

	For the Three Months Ended
	(in millions)
	May 31, 2023	May 31, 2022	Change
Net cash flows provided by (used in):
Operating activities	$99	$(42)	$141
Investing activities	(38)	53	(91)
Financing activities	2	3	(1)
Effect of foreign exchange loss on cash and cash equivalents	—	(1)	1
Net increase in cash and cash equivalents	$63	$13	$50
Operating Activities
The increase in net cash flows used in operating activities of $141 million primarily reflects the net changes in working capital.
Investing Activities
During the three months ended May 31, 2023, cash flows used in investing activities were $38 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $28 million, acquisition of intangible assets of $8 million, and the acquisition of property, plant and equipment of $2 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $53 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $62 million, offset by cash used in the acquisition intangible assets of $8 million, and the acquisitions of property, plant and equipment of $1 million.
Financing Activities
The decrease in cash flows provided by financing activities was $1 million for the first three months of fiscal 2024 due to a decrease in common shares issued upon the exercise of stock options and under the employee share purchase plan.
Debenture Financing and Other Funding Sources
See Note 5 to the Consolidated Financial Statements for a description of the Debentures.
The Company has $26 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 2 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $578 million as at May 31, 2023. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. The Company has experienced recent operating losses and the Debentures will mature on November 13, 2023, as described in Note 5, but the Company has the ability and intent to access other potential financing arrangements on commercially reasonable terms. Taking these factors into account and based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at May 31, 2023:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$81	$25	$56
Purchase obligations and commitments	92	92	—
Debt interest and principal payments	369	369	—
Total	$542	$486	$56
Total contractual and other obligations as at May 31, 2023 decreased by approximately $14 million as compared to the February 28, 2023 balance of approximately $556 million, which was attributable to decreases in purchase obligations and commitments.
The Company does not have any material off-balance sheet arrangements.
Accounting Policies and Critical Accounting Estimates
There have been no changes to the Company’s accounting policies or critical accounting estimates from those described under “Accounting Policies and Critical Accounting Estimates” in the Annual MD&A, other than those noted in Note 1 to the Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2024 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2023, approximately 21% of cash and cash equivalents, 35% of accounts receivables and 38% of accounts payable were denominated in foreign currencies (February 28, 2023 – 19%, 24% and 36%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at May 31, 2023 (after hedging activities), the impact to the Company would be immaterial.
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
Interest Rate
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company has also issued Debentures with a fixed interest rate, as described in Note 5 to the Consolidated Financial Statements. The fair value of the Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the Debentures.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at May 31, 2023 was $6 million (February 28, 2023 - $1 million). There was one customer that comprised more than 10% of accounts receivable as at May 31, 2023 (February 28, 2023 - two customers that comprised more than 10%). During the first quarter of fiscal 2024, the percentage of the Company’s receivable balance that was past due decreased by 0.9% compared to the fourth quarter of fiscal 2023. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 58% of the Company’s revenue in the three months ended May 31, 2023 due to the completed Malikie Transaction (three months ended May 31, 2022 - one customer that comprised 15% of the Company’s revenue).
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
ITEM 4. CONTROLS AND PROCEDURES
As of May 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended May 31, 2023, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BLACKBERRY LIMITED

Date: June 29, 2023	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)