Form 10-Q
period 2023-08-31
BLACKBERRY Ltd
filed 2023-09-29
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023

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
Yes ☐   No  ☒

The registrant had 583,708,105 common shares issued and outstanding as of September 26, 2023.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	August 31, 2023	February 28, 2023
Assets
Current
Cash and cash equivalents (note 2)	$415	$295
Short-term investments (note 2)	41	131
Accounts receivable, net of allowance of $6 and $1, respectively (note 3)	127	120
Other receivables (note 3)	8	12
Income taxes receivable	5	3
Other current assets (note 3)	49	182
	645	743
Restricted cash and cash equivalents (note 2)	28	27
Long-term investments (note 2)	35	34
Other long-term assets (note 3)	62	8
Operating lease right-of-use assets, net	43	44
Property, plant and equipment, net (note 3)	22	25
Goodwill (note 3)	597	595
Intangible assets, net (note 3)	181	203
	$1,613	$1,679
Liabilities
Current
Accounts payable	$18	$24
Accrued liabilities (note 3)	117	143
Income taxes payable (note 4)	21	20
Debentures (note 5)	383	367
Deferred revenue, current (note 10)	174	175
	713	729
Deferred revenue, non-current (note 10)	21	40
Operating lease liabilities	49	52
Other long-term liabilities	1	1
	784	822
Commitments and contingencies (note 9)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 583,684,455 voting common shares (February 28, 2023 - 582,157,203)	2,931	2,909
Deficit	(2,081)	(2,028)
Accumulated other comprehensive loss (note 8)	(21)	(24)
	829	857
	$1,613	$1,679
See notes to consolidated financial statements.

On behalf of the Board:

John S. Chen	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended August 31, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2023	$2,920	$(2,039)	$(22)	$859
Net loss	—	(42)	—	(42)
Other comprehensive income	—	—	1	1
Stock-based compensation	11	—	—	11
Balance as at August 31, 2023	$2,931	$(2,081)	$(21)	$829

	Three Months Ended August 31, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2022	$2,880	$(1,475)	$(20)	$1,385
Net loss	—	(54)	—	(54)
Other comprehensive loss	—	—	(8)	(8)
Stock-based compensation	7	—	—	7
Balance as at August 31, 2022	$2,887	$(1,529)	$(28)	$1,330

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Six Months Ended August 31, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2023	$2,909	$(2,028)	$(24)	$857
Net loss	—	(53)	—	(53)
Other comprehensive income	—	—	3	3
Stock-based compensation (note 6)	20	—	—	20
Shares issued:
Employee share purchase plan (note 6)	2	—	—	2
Balance as at August 31, 2023	$2,931	$(2,081)	$(21)	$829

	Six Months Ended August 31, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2022	$2,869	$(1,294)	$(19)	$1,556
Net loss	—	(235)	—	(235)
Other comprehensive loss	—	—	(9)	(9)
Stock-based compensation	15	—	—	15
Shares issued:
Employee share purchase plan	3	—	—	3
Balance as at August 31, 2022	$2,887	$(1,529)	$(28)	$1,330

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Revenue (note 10)	$132	$168	$505	$336
Cost of sales	47	62	241	126
Gross margin	85	106	264	210

Operating expenses
Research and development	50	54	104	107
Selling, marketing and administration	73	86	172	168
Amortization	14	25	29	52
Impairment of long-lived assets (note 2)	1	4	1	4
Gain on sale of property, plant and equipment, net	—	(6)	—	(6)
Debentures fair value adjustment (note 5)	(6)	(10)	16	(56)
Litigation settlement (note 9)	—	—	—	165
	132	153	322	434
Operating loss	(47)	(47)	(58)	(224)
Investment income (loss), net (note 2 and note 5)	7	(2)	10	(3)
Loss before income taxes	(40)	(49)	(48)	(227)
Provision for income taxes (note 4)	2	5	5	8
Net loss	$(42)	$(54)	$(53)	$(235)
Loss per share (note 7)
Basic	$(0.07)	$(0.09)	$(0.09)	$(0.41)
Diluted	$(0.07)	$(0.10)	$(0.09)	$(0.45)

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net loss	$(42)	$(54)	$(53)	$(235)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and six months ended August 31, 2023 and August 31, 2022 (note 8)	—	(2)	1	(1)
Foreign currency translation adjustment	1	(6)	2	(10)
Net change in fair value from instrument-specific credit risk on the Debentures, net of income taxes of nil for the three and six months ended August 31, 2023 and August 31, 2022 (note 5)	—	—	—	2
Other comprehensive income (loss)	1	(8)	3	(9)
Comprehensive loss	$(41)	$(62)	$(50)	$(244)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Six Months Ended
	August 31, 2023	August 31, 2022
Cash flows from operating activities
Net loss	$(53)	$(235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	32	57
Stock-based compensation	20	15
Impairment of long-lived assets (note 2)	1	4
Intellectual property disposed of by sale (note 3)	147	—
Gain on sale of property, plant and equipment, net	—	(6)
Debentures fair value adjustment (note 5)	16	(56)
Operating leases	(5)	(9)
Other	—	3
Net changes in working capital items
Accounts receivable, net of allowance	(7)	38
Other receivables	4	10
Income taxes receivable	(2)	—
Other assets	(61)	(1)
Accounts payable	(6)	(2)
Accrued liabilities	(24)	145
Income taxes payable	1	6
Deferred revenue	(20)	(35)
Net cash provided by (used in) operating activities	43	(66)
Cash flows from investing activities
Acquisition of long-term investments	(1)	(2)
Acquisition of property, plant and equipment	(3)	(4)
Proceeds on sale of property, plant and equipment	—	17
Acquisition of intangible assets	(10)	(16)
Acquisition of short-term investments	(92)	(273)
Proceeds on sale or maturity of short-term investments	182	395
Net cash provided by investing activities	76	117
Cash flows from financing activities
Issuance of common shares	2	3
Net cash provided by financing activities	2	3
Effect of foreign exchange loss on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(2)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	121	52
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	322	406
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$443	$458
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2023 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and six months ended August 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending February 29, 2024. The consolidated balance sheet at February 28, 2023 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
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
Critical Accounting Estimates during the Six Months Ended August 31, 2023 (Note 10)
To the extent the transaction price in a contract with a customer includes variable consideration, the Company estimates the amount of variable consideration that should be included in the price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. The Company also estimates whether and how much variable consideration is subject to constraint if it cannot conclude it is probable that a significant reversal in revenue will not occur, due to factors such as: the consideration being highly susceptible to factors outside the Company’s influence, the period of time before the variable consideration is resolved, the Company’s previous experience with similar contracts, the Company’s history of price concessions or changing of payment terms, and whether there is a large number and broad range of possible variable consideration amounts. To the extent the Company determines that there is a significant financing component in a contract with a customer, it determines the impact of the time value of money in adjusting the transaction price to account for the income associated with the financing component by estimating the discount rate that would be reflected in a separate financing transaction between the customer and the Company at contract inception, based upon the credit characteristics of the customer receiving financing in the contract.
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
Impairment of Long-Lived Assets
During the second quarter of fiscal 2024, the Company exited certain leased facilities. The Company recorded a non-cash, pre-tax and after-tax impairment charge of $1 million related to the operating lease right-of-use (“ROU”) assets for those facilities (three and six months ended August 31, 2022 - $4 million). The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 2 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at August 31, 2023 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$52	$—	$—	$52	$50	$—	$—	$2
Other investments	29	6	—	35	—	—	35	—
	81	6	—	87	50	—	35	2
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits and certificates of deposits	31	—	—	31	9	—	—	22
Bearer deposit notes	115	—	—	115	115	—	—	—
Commercial paper	129	—	—	129	123	6	—	—
Non-U.S. promissory notes	93	—	—	93	58	35	—	—
Non-U.S. treasury bills/notes	40	—	—	40	40	—	—	—
U.S. treasury bills/notes	19	—	—	19	15	—	—	4
Corporate notes/bonds	5	—	—	5	5	—	—	—
	432	—	—	432	365	41	—	26
	$523	$6	$(10)	$519	$415	$41	$35	$28
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
As at August 31, 2023, the Company had non-marketable equity investments without readily determinable fair value of $35 million (February 28, 2023 - $34 million). As of August 31, 2023, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2023 - $3 million).
There were no realized gains or losses on available-for-sale securities for the three and six months ended August 31, 2023 and August 31, 2022.
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
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at August 31, 2023 and February 28, 2023 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	August 31, 2023	February 28, 2023
Cash and cash equivalents	$415	$295
Restricted cash and cash equivalents	28	27
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$443	$322

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at August 31, 2023 and February 28, 2023 were as follows:

	As at
	August 31, 2023		February 28, 2023
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$432	$432	$364	$364
No fixed maturity	10	—	10	—
	$442	$432	$374	$364
As at August 31, 2023 and February 28, 2023, the Company had no available-for-sale debt securities with continuous unrealized losses.
3.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at August 31, 2023 was $6 million (February 28, 2023 - $1 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2022	$4
Prior period provision for expected credit losses	1
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at February 28, 2023	1
Current period provision for expected credit losses	5
Ending balance of the allowance for credit loss as at August 31, 2023	$6
The allowance for credit losses as at August 31, 2023 consists of $2 million (February 28, 2023 - $1 million) relating to CECL estimated based on days past due and region and $4 million (February 28, 2023 - nil) relating to specific customers that were evaluated separately.
There was one customer that comprised more than 10% of accounts receivable as at August 31, 2023 (February 28, 2023 - two customers comprised more than 10%).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Receivables
As at August 31, 2023 and February 28, 2023, other receivables included items such as claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance.
Other Current Assets
Other current assets comprised the following:

	As at
	August 31, 2023	February 28, 2023
Intellectual property	$—	$141
Other	49	41
	$49	$182
As described in Note 10, on May 11, 2023, the Company completed its previously announced patent sale with Malikie Innovations Limited (“Malikie”) and recognized revenue of $218 million and cost of sales of $147 million, which is comprised of the carrying value of the intellectual property of $141 million referred to above, and $6 million of capitalized costs during the first quarter of fiscal 2024 related to patent maintenance. See Note 10 under the heading “Patent Sale”.
Other current assets also included the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	August 31, 2023	February 28, 2023
Cost
BlackBerry operations and other information technology	$86	$84
Leasehold improvements and other	20	19
Furniture and fixtures	8	9
Manufacturing, repair and research and development equipment	2	2
	116	114
Accumulated amortization	94	89
Net book value	$22	$25

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Intangible Assets, Net
Intangible assets comprised the following:

	As at August 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$837	$63
Other acquired intangibles	386	325	61
Intellectual property	124	67	57
	$1,410	$1,229	$181

	As at February 28, 2023
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$824	$76
Other acquired intangibles	386	318	68
Intellectual property	123	64	59
	$1,409	$1,206	$203
For the six months ended August 31, 2023, amortization expense related to intangible assets amounted to $26 million (six months ended August 31, 2022 - $50 million).
Total additions to intangible assets for the six months ended August 31, 2023 amounted to $10 million (six months ended August 31, 2022 - $16 million). During the six months ended August 31, 2023, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at August 31, 2023, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2024 and each of the five succeeding years is expected to be as follows: fiscal 2024 - $22 million; fiscal 2025 - $42 million; fiscal 2026 - $37 million; fiscal 2027 - $32 million; fiscal 2028 - $19 million and fiscal 2029 - $6 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the six months ended August 31, 2023 were as follows:

Carrying Amount
Carrying amount as at February 28, 2022	$844
Goodwill impairment charge	(245)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(4)
Carrying amount as at February 28, 2023	595
Effect of foreign exchange on non-U.S. dollar denominated goodwill	2
Carrying amount as at August 31, 2023	$597
Other Long-term Assets
As at August 31, 2023, other long-term assets included long-term receivables related to intellectual property sold, see Note 10 under the heading “Patent Sale”, long-term receivables, and the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
As at February 28, 2023, other long-term assets included the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
As at August 31, 2023 and February 28, 2023, other accrued liabilities included operating lease liabilities, current and accrued director fees, accrued vendor liabilities, variable incentive accrual, payroll withholding taxes and accrued royalties, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
4.    INCOME TAXES
For the six months ended August 31, 2023, the Company’s net effective income tax expense rate was approximately 10% compared to a net effective income tax expense rate of 4% for the six months ended August 31, 2022. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the Debentures, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at August 31, 2023 were $21 million (February 28, 2023 - $21 million). As at August 31, 2023, $21 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
The Company originally determined its credit spread by calibrating to observable trades of the previously-outstanding convertible debentures issued by the Company and trending the calibrated spread to valuation dates utilizing an appropriate credit index. The Company’s credit spread was determined to be 7.90% as of the issuance date of the Debentures and 7.21% as of August 31, 2023. An increase in credit spread will result in a decrease in the fair value of Debentures and vice versa. The fair value of the Debentures on September 1, 2020 was determined to be approximately $456 million and the implied discount approximately $91 million. The Company determined the implied discount on the Debentures by calculating the fair value of the Debentures on September 1, 2020 utilizing the above credit spread and other inputs described above.

The following table summarizes the change in fair value of the Debentures for the six months ended August 31, 2023, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

As at
August 31, 2023
Balance as at February 28, 2023	$367
Change in fair value of the Debentures	16
Balance as at August 31, 2023	$383
The difference between the fair value of the Debentures and the unpaid principal balance of $365 million is $18 million.
The following table shows the impact of the changes in fair value of the Debentures for the three and six months ended August 31, 2023 and August 31, 2022:

	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$6	$10	$(16)	$56
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	—	—	2
Total decrease (increase) in the fair value of the Debentures	$6	$10	$(16)	$58
For the three and six months ended August 31, 2023, the Company recorded interest expense related to the Debentures of $2 million and $3 million, respectively, which has been included in investment income (loss), net on the Company’s consolidated statements of operations (three and six months ended August 31, 2022 - $2 million and $3 million).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

6.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the six months ended August 31, 2023:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2023	582,157	$2,909
Exercise of stock options	56	—
Common shares issued for restricted share unit settlements	904	—
Stock-based compensation	—	20
Common shares issued for employee share purchase plan	567	2
Common shares outstanding as at August 31, 2023	583,684	$2,931
The Company had 584 million voting common shares outstanding, 0.4 million options to purchase voting common shares, 17 million RSUs and 2 million DSUs outstanding as at September 26, 2023. In addition, 60.8 million common shares are issuable upon conversion in full of the Debentures as described in Note 5.
7.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net loss for basic loss per share available to common shareholders	$(42)	$(54)	$(53)	$(235)
Less: Debentures fair value adjustment (1) (2)	—	(10)	—	(56)
Add: interest expense on Debentures (1) (2)	—	2	—	3
Net loss for diluted loss per share available to common shareholders	$(42)	$(62)	$(53)	$(288)

Weighted average number of shares outstanding (000’s) - basic (3)	583,524	577,314	583,171	577,097
Effect of dilutive securities (000’s)
Conversion of Debentures (1) (2)	—	60,833	—	60,833
Weighted average number of shares and assumed conversions (000’s) diluted	583,524	638,147	583,171	637,930
Loss per share - reported
Basic	$(0.07)	$(0.09)	$(0.09)	$(0.41)
Diluted	$(0.07)	$(0.10)	$(0.09)	$(0.45)
______________________________
(1) The Company has presented the dilutive effect of the Debentures using the if-converted method, assuming conversion at the beginning of the quarter for the three and six months ended August 31, 2022. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the Debentures and interest expense incurred on the Debentures for the three and six months ended August 31, 2022, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 5 for details on the Debentures.
(2) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the three and six months ended August 31, 2023, as to do so would be antidilutive. See Note 5 for details on the Debentures.
(3) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three and six months ended August 31, 2023 and August 31, 2022, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three and six months ended August 31, 2023 and August 31, 2022 were as follows:

	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Cash Flow Hedges
Balance, beginning of period	$—	$1	$(1)	$—
Other comprehensive loss before reclassification	—	(2)	—	(1)
Amounts reclassified from AOCL into net loss	—	—	1	—
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$—	$(1)	$—	$(1)
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(15)	$(14)	$(16)	$(10)
Other comprehensive income (loss)	1	(6)	2	(10)
Foreign currency cumulative translation adjustment	$(14)	$(20)	$(14)	$(20)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(6)	$(6)	$(6)	$(8)
Other comprehensive income before reclassification	—	—	—	2
Change in fair value from instruments-specific credit risk on Debentures	$(6)	$(6)	$(6)	$(6)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(21)	$(28)	$(21)	$(28)

9.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $26 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of August 31, 2023. See the discussion of restricted cash in Note 2.
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
As of August 31, 2023, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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

Company’s share price, it is considered stock-based compensation and accounted for as a share-based liability award. As at August 31, 2023, the liability recorded in association with this award is nil (February 28, 2023 - nominal).
As at August 31, 2023, the Company has recognized $17 million (February 28, 2023 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table shows information by operating segment for the three and six months ended August 31, 2023 and August 31, 2022:

	For the Three Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	August 31,		August 31,		August 31,		August 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Segment revenue	$79	$111	$49	$51	$4	$6	$132	$168
Segment cost of sales	36	50	8	9	2	2	46	61
Segment gross margin (1)	$43	$61	$41	$42	$2	$4	$86	$107

	For the Six Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	August 31,		August 31,		August 31,		August 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Segment revenue	$172	$224	$94	$102	$239	$10	$505	$336
Segment cost of sales	73	103	17	17	149	4	239	124
Segment gross margin (1)	$99	$121	$77	$85	$90	$6	$266	$212
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment gross margin for the three and six months ended August 31, 2023 and August 31, 2022 to the Company’s consolidated totals:

	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Total segment gross margin	$86	$107	266	$212
Adjustments (1):
Less: Stock compensation	1	1	2	2
Less:
Research & development	50	54	104	107
Selling, marketing and administration	73	86	172	168
Amortization	14	25	29	52
Impairment of long-lived assets	1	4	1	4
Gain on sale of property, plant and equipment, net	—	(6)	—	(6)
Debentures fair value adjustment	(6)	(10)	16	(56)
Litigation settlement	—	—	—	165
Investment income (loss), net	(7)	2	(10)	3
Consolidated loss before income taxes	$(40)	$(49)	$(48)	$(227)
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
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to intellectual property sold. As at August 31, 2023, the remaining financing component on the patent sale was $13 million and will be recognized as interest income over the payment terms.
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
North America (1)	$72	$85	$389	$174
Europe, Middle East and Africa	39	61	76	121
Other regions	21	22	40	41
Total	$132	$168	$505	$336

North America (1)	54.5%	50.6%	77.0%	51.8%
Europe, Middle East and Africa	29.6%	36.3%	15.1%	36.0%
Other regions	15.9%	13.1%	7.9%	12.2%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Products and services transferred over time	$79	$95	$165	$193
Products and services transferred at a point in time	53	73	340	143
Total	$132	$168	$505	$336
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the six months ended August 31, 2023:

	Accounts and Other Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2023	$120	$215	$17
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	530	250	14
Decrease due to payment, fulfillment of performance obligations, or other	(469)	(270)	(13)
Increase (decrease), net	61	(20)	1
Closing balance as at August 31, 2023	$181	$195	$18

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at August 31, 2023 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the patent sale to Malikie, which have been constrained based on the Company’s accounting policies and critical accounting estimates as described in Note 1 and under “Patent Sale” in this Note 10.

	As at August 31, 2023
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$174	$9	$12	$195
Revenue recognized for performance obligations satisfied in prior periods
For the three and six months ended August 31, 2023, $1 million and $31 million of revenue, respectively, was recognized relating to performance obligations satisfied in a prior period as a result of certain variable consideration no longer being subject to constraint (three and six months ended August 31, 2022 - $1 million).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	August 31, 2023		February 28, 2023
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$92	$296	$98	$375
United States	724	1,217	742	1,208
Other	27	100	27	96
	$843	$1,613	$867	$1,679
Information About Major Customers
There was no customer that comprised more than 10% of the Company’s revenue and one customer that comprised 45% of the Company’s revenue in the three and six months ended August 31, 2023, respectively, due to the completed Malikie Transaction (three and six months ended August 31, 2022 - one customer that comprised 16% and 15% of the Company’s revenue, respectively).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

11.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Six Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Interest paid during the period	$2	$2	$3	$3
Income taxes paid during the period	2	1	4	1
Income tax refunds received during the period	—	—	—	—
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2024 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2023, approximately 22% of cash and cash equivalents, 38% of accounts receivable and 49% of accounts payable were denominated in foreign currencies (February 28, 2023 – 19%, 24% and 36%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company reduces this risk by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at August 31, 2023, no single issuer represented more than 16% of the total cash, cash equivalents and investments (February 28, 2023 - no single issuer represented more than 12% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the counterparties on a daily basis, subject to exposure and transfer thresholds. As at August 31, 2023, the Company had no collateral posted or held with counterparties (February 28, 2023 - $1 million in collateral held).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Liquidity risk
Cash, cash equivalents, and investments were approximately $519 million as at August 31, 2023. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. The Company has experienced recent operating losses and the Debentures will mature on November 13, 2023 as described above in Note 5, but the Company has the ability to access other potential financing arrangements on commercially reasonable terms. Taking these factors into account and based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, are expected to be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and six months ended August 31, 2023, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2023 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to the impact of macroeconomic and other external factors on its results of operations and financial condition;
•the Company’s expectations with respect to its revenue, non-GAAP EPS and cash flow usage in fiscal 2024;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - Products and Services”, “Business Overview - Strategic Review of Businesses”, “Business Overview - Macroeconomic Factors”, “Results of Operations - Three months ended August 31, 2023 compared to the three months ended August 31, 2022 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended August 31, 2023 compared to the three months ended August 31, 2022 - Net Loss” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, the Company’s expectations regarding its financial performance, the Company’s expectations regarding its ability to repay at maturity or possibly refinance the Debentures (defined below), and the Company’s expectations regarding the strategic review of its businesses. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report, and: (i) risk related to the Company’s review of its businesses, including the Company’s ability to identify, pursue and realize the benefits of strategic alternatives being explored by the Company, and which may not be consummated in the manner contemplated by the Company or at all; (ii) risk that uncertainty relating to the announcement of the Company’s strategic review may adversely impact the Company’s business, its existing and future relationships with business partners and customers, and its ability to attract and retain key employees; (iii) risk relating to BlackBerry’s ability to manage its potential CEO succession and staffing effectively, and (iv) risk that a prolonged labour disruption involving North American auto workers may adversely impact BlackBerry QNX royalty revenues.
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

BlackBerry AtHoc is a secure, networked critical event management solution that enables people, devices and organizations to exchange critical information in real time during business continuity and life safety operations. The platform securely connects with a diverse set of endpoints to distribute emergency mass notifications, improve personnel accountability and facilitate the bidirectional collection and sharing of data within and between organizations.
IoT
The IoT business consists of BlackBerry Technology Solutions (“BTS”), BlackBerry Radar and BlackBerry IVY.
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
In addition to BlackBerry QNX, BTS includes BlackBerry Certicom® cryptography and key management products.
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
The Company has partnered with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. BlackBerry IVY allows automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning at the edge to generate and share predictive insights and inferences. Automakers and developers will be able to use this information to create responsive in-vehicle applications and services that enhance driver and passenger experiences. BlackBerry IVY supports multiple operating systems and hardware, as well as multi-cloud deployments in order to ensure compatibility across vehicle models and brands. The Company announced the first design win for BlackBerry IVY in January 2023 and released the platform for general availability in May 2023.
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

Recent Developments
The Company continued to execute on its strategy in fiscal 2024 and announced the following significant achievements during the most recent quarter:
Products and Innovation:
•Launched major update to its patented Cylance AI engine, further improving protection from zero-day threats.
Customers and Partners:
•Announced that Mitsubishi’s enhanced automotive in-cabin system, FlexConnect.X, will be powered by BlackBerry IVY to deliver AI data-driven experiences; and
•Announced that Foxconn-initiated group, Mobility in Harmony (MIH) consortium, selected safety-certified BlackBerry QNX and BlackBerry IVY for its next-generation electric vehicle platform.
Environmental, Sustainability and Corporate Governance:
•Announced that CylanceENDPOINT™ received Gartner® Peer Insights™ 2023, Customers’ Choice designation for Endpoint Protection Platforms, based on customer feedback, placing in the upper-right quadrant; and
•Released the Company’s latest Quarterly Global Threat Intelligence Report, highlighting that the Company’s AI-driven cybersecurity solutions stopped 55,000 individual cyber-attacks between March and May 2023.

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
Macroeconomic Factors
Economic uncertainty, customer budgetary constraints and inflation, as well as higher interest rates implemented in response to inflation and resulting fears of recession, may negatively impact consumer demand for automobiles and have contributed to longer sales cycles for cybersecurity solutions. These conditions have adversely affected, and may continue to adversely affect, the Company’s business and results of operations. The Company does not believe that inflation had a material effect on its operations during first six months of fiscal 2024.

Second Quarter Fiscal 2024 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended August 31, 2023 compared to the quarter ended August 31, 2022 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	August 31, 2023	August 31, 2022	Change
Revenue	$132	$168	$(36)
Gross margin	85	106	(21)
Operating expenses	132	153	(21)
Investment income (loss), net	7	(2)	9
Loss before income taxes	(40)	(49)	9
Provision for income taxes	2	5	(3)
Net loss	$(42)	$(54)	$12
Loss per share - reported
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.10)

Weighted-average number of shares outstanding (000’s)
Basic	583,524	577,314
Diluted (1)	583,524	638,147
______________________________
(1)Diluted loss per share on a U.S. GAAP for the second quarter of fiscal 2024 does not include the dilutive effect of the Debentures, as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the second quarter of fiscal 2024 and second quarter of 2023 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following tables show information by operating segment for the three and six months ended August 31, 2023 and August 31, 2022. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker for making decisions and assessing performance of the Company’s reportable operating segments. See Note 10 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$79	$111	$(32)	$49	$51	$(2)	$4	$6	$(2)	$132	$168	$(36)
Segment cost of sales	36	50	(14)	8	9	(1)	2	2	—	46	61	(15)
Segment gross margin	$43	$61	$(18)	$41	$42	$(1)	$2	$4	$(2)	$86	$107	$(21)

	For the Six Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$172	$224	$(52)	$94	$102	$(8)	$239	$10	$229	$505	$336	$169
Segment cost of sales	73	103	(30)	17	17	—	149	4	145	239	124	115
Segment gross margin	$99	$121	$(22)	$77	$85	$(8)	$90	$6	$84	$266	$212	$54

The following tables reconcile the Company’s segment results for the three and six months ended August 31, 2023 to consolidated U.S. GAAP results:

	For the Three Months Ended August 31, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$79	$49	$4	$132	$—	$132
Cost of sales	36	8	2	46	1	47
Gross margin (1)	$43	$41	$2	$86	$(1)	$85
Operating expenses					132	132
Investment income, net					(7)	(7)
Loss before income taxes						$(40)

	For the Six Months Ended August 31, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$172	$94	$239	$505	$—	$505
Cost of sales	73	17	149	239	2	241
Gross margin (1)	$99	$77	$90	$266	$(2)	$264
Operating expenses					322	322
Investment income, net					(10)	(10)
Loss before income taxes						$(48)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and six months ended August 31, 2023.
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
Financial Highlights
The Company had $519 million in cash, cash equivalents and investments as of August 31, 2023 (February 28, 2023 - $487 million).
In the second quarter of fiscal 2024, the Company recognized revenue of $132 million and incurred a net loss of $42 million, or $0.07 basic and diluted loss per share on a U.S. GAAP basis (second quarter of fiscal 2023 - revenue of $168 million and net loss of $54 million, or $0.09 basic loss per share and $0.10 diluted loss per share).
The Company recognized adjusted net loss of $23 million, and adjusted earnings of $0.04 per share, on a non-GAAP basis in the second quarter of fiscal 2024 (second quarter of fiscal 2023 - adjusted net loss of $29 million, and adjusted loss of $0.05 per share). See “Non-GAAP Financial Measures” below.
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
As at August 31, 2023, the fair value of the Debentures was approximately $383 million, a decrease of approximately $6 million during the second quarter of fiscal 2024. For the three months ended August 31, 2023, the Company recorded non-cash income relating to changes in fair value from non-credit components of $6 million (pre-tax and after tax) (the “Q2 Fiscal 2024 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations relating to the Debentures. For the six months ended August 31, 2023 the Company recorded a non-cash charge relating to changes in fair value from non-credit components of $16 million (pre-tax and after tax) (the “Fiscal 2024 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations relating to the Debentures. See Note 5 to the Consolidated Financial Statements for further details on the Debentures.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On September 28, 2023, the Company announced financial results for the three and six months ended August 31, 2023, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended August 31, 2023 and August 31, 2022
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended August 31, 2023 and August 31, 2022 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2023	August 31, 2022
Gross margin	$85	$106
Stock compensation expense	1	1
Adjusted gross margin	$86	$107

Gross margin %	64.4%	63.1%
Stock compensation expense	0.8%	0.6%
Adjusted gross margin %	65.2%	63.7%

Reconciliation of U.S. GAAP operating expense for the three months ended August 31, 2023, May 31, 2023 and August 31, 2022 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2023	May 31, 2023	August 31, 2022
Operating expense	$132	$190	$153
Restructuring charges	3	5	3
Stock compensation expense	10	8	5
Debentures fair value adjustment (1)	(6)	22	(10)
Acquired intangibles amortization	10	10	22
LLA impairment charge	1	—	4
Adjusted operating expense	$114	$145	$129
______________________________
(1) See “Second Quarter Fiscal 2024 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”
Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended August 31, 2023 and August 31, 2022 to adjusted net loss and adjusted basic loss per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	August 31, 2023		August 31, 2022
		Basic loss per share		Basic loss per share
Net loss	$(42)	$(0.07)	$(54)	$(0.09)
Restructuring charges	3		3
Stock compensation expense	11		6
Debentures fair value adjustment	(6)		(10)
Acquired intangibles amortization	10		22
LLA impairment charge	1		4
Adjusted loss	$(23)	$(0.04)	$(29)	$(0.05)
Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended August 31, 2023 and August 31, 2022 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2023	August 31, 2022
Research and development	$50	$54
Stock compensation expense	2	2
Adjusted research and development	$48	$52

Selling, marketing and administration	$73	$86
Restructuring charges	3	3
Stock compensation expense	8	3
Adjusted selling, marketing and administration	$62	$80

Amortization	$14	$25
Acquired intangibles amortization	10	22
Adjusted amortization	$4	$3

Adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage and adjusted EBITDA margin percentage for the three months ended August 31, 2023 and August 31, 2022 are reflected in the table below.

For the Three Months Ended (in millions)	August 31, 2023	August 31, 2022
Operating loss	$(47)	$(47)
Non-GAAP adjustments to operating loss
Restructuring charges	3	3
Stock compensation expense	11	6
Debentures fair value adjustment	(6)	(10)
Acquired intangibles amortization	10	22
LLA impairment charge	1	4
Total non-GAAP adjustments to operating loss	$19	$25
Adjusted operating loss	(28)	(22)
Amortization	16	28
Acquired intangibles amortization	(10)	(22)
Adjusted EBITDA	$(22)	$(16)

Revenue	$132	$168
Adjusted operating loss margin % (1)	(21%)	(13%)
Adjusted EBITDA margin % (2)	(17%)	(10%)
______________________________
(1) Adjusted operating loss margin % is calculated by dividing adjusted operating loss by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the six months ended August 31, 2023 and August 31, 2022.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the six months ended August 31, 2023 and August 31, 2022 to adjusted financial measures is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2023	August 31, 2022
Gross margin	$264	$210
Stock compensation expense	2	2
Adjusted gross margin	$266	$212

Gross margin %	52.3%	62.5%
Stock compensation expense	0.4%	0.6%
Adjusted gross margin %	52.7%	63.1%

Reconciliation of U.S. GAAP operating expense for the six months ended August 31, 2023 and August 31, 2022 to adjusted operating expense is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2023	August 31, 2022
Operating expense	$322	$434
Restructuring charges	8	4
Stock compensation expense	18	11
Debentures fair value adjustment	16	(56)
Acquired intangibles amortization	20	45
LLA impairment charge	1	4
Litigation settlement	—	165
Adjusted operating expense	$259	$261
______________________________
(1) See “Second Quarter Fiscal 2024 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the six months ended August 31, 2023 and August 31, 2022 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Six Months Ended (in millions, except per share amounts)	August 31, 2023		August 31, 2022
		Basic earnings (loss) per share		Basic loss per share
Net loss	$(53)	$(0.09)	$(235)	$(0.41)
Restructuring charges	8		4
Stock compensation expense	20		13
Debentures fair value adjustment	16		(56)
Acquired intangibles amortization	20		45
LLA impairment charge	1		4
Litigation settlement	—		165
Adjusted net income (loss)	$12	$0.02	$(60)	$(0.10)

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the six months ended August 31, 2023 and August 31, 2022 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2023	August 31, 2022
Research and development	$104	$107
Stock compensation expense	4	4
Adjusted research and development	$100	$103

Selling, marketing and administration	$172	$168
Restructuring charges	8	4
Stock compensation expense	14	7
Adjusted selling, marketing and administration	$150	$157

Amortization	$29	$52
Acquired intangibles amortization	20	45
Adjusted amortization	$9	$7
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the six months ended August 31, 2023 and August 31, 2022 are reflected in the table below.

For the Six Months Ended (in millions)	August 31, 2023	August 31, 2022
Operating loss	$(58)	$(224)
Non-GAAP adjustments to operating loss
Restructuring charges	8	4
Stock compensation expense	20	13
Debentures fair value adjustment	16	(56)
Acquired intangibles amortization	20	45
LLA impairment charge	1	4
Litigation settlement	—	165
Total non-GAAP adjustments to operating loss	65	175
Adjusted operating income (loss)	7	(49)
Amortization	32	57
Acquired intangibles amortization	(20)	(45)
Adjusted EBITDA	$19	$(37)

Revenue	$505	$336
Adjusted operating income (loss) margin % (1)	1%	(15%)
Adjusted EBITDA margin % (2)	4%	(11%)
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
Reconciliation of U.S. GAAP net cash used in operating activities for the three months ended August 31, 2023 and August 31, 2022 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2023	August 31, 2022
Net cash used in operating activities	$(56)	$(23)
Acquisition of property, plant and equipment	(1)	(3)
Free cash flow (usage)	$(57)	$(26)
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
Comparative breakdowns of certain key metrics for the three months ended or as at August 31, 2023 and August 31, 2022 are set forth below.

For the Three Months Ended (in millions)	August 31, 2023	August 31, 2022	Change
Cybersecurity Annual Recurring Revenue	$279	$321	$(42)
Cybersecurity Dollar-Based Net Retention Rate	81%	85%	(4%)
Cybersecurity Total Contract Value Billings	$74	$102	$(28)
Recurring Software Product Revenue	~ 90%	~ 80%	10%
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Cybersecurity business.
Cybersecurity ARR was approximately $279 million as at August 31, 2023 and decreased compared to $289 million as at May 31, 2023 and decreased compared to $321 million as at August 31, 2022.
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
Cybersecurity DBNRR was 81% as at August 31, 2023 and was consistent with 81% as at May 31, 2023 and decreased compared to 85% as at August 31, 2022.
Total Contract Value Billings
The Company defines TCV billings as amounts invoiced less credits issued. The Company considers TCV billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Cybersecurity TCV billings was $74 million for the three months ended August 31, 2023 and decreased compared to $122 million for the three months ended May 31, 2023 and decreased compared to $102 million for the three months ended August 31, 2022.

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
Total Software and Services product revenue, excluding professional services, was approximately 90% recurring for the three months ended August 31, 2023 and was consistent with approximately 90% recurring for the three months ended May 31, 2023 and increased compared to approximately 80% for the three months ended August 31, 2022 due to product mix.
Results of Operations - Three months ended August 31, 2023 compared to the three months ended August 31, 2022
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	August 31, 2023	August 31, 2022	Change
Revenue by Segment
Cybersecurity	$79	$111	$(32)
IoT	49	51	(2)
Licensing and Other	4	6	(2)
	$132	$168	$(36)

% Revenue by Segment
Cybersecurity	59.9%	66.1%
IoT	37.1%	30.4%
Licensing and Other	3.0%	3.5%
	100.0%	100.0%
Cybersecurity
The decrease in Cybersecurity revenue of $32 million was primarily due to a decrease of $16 million relating to product revenue in Secusmart, a decrease of $12 million relating to product revenue in BlackBerry Spark and a decrease of $3 million in professional services.
The Company expects Cybersecurity revenue for fiscal 2024 as a whole to be in the range of $425 million to $450 million. This expectation is dependent, in part, on the Company closing a certain set of large government deals in the second half of fiscal 2024.
IoT
The decrease in IoT revenue of $2 million was primarily due to a decrease of $5 million in professional services and a decrease of $1 million in BlackBerry QNX development seat revenue, partially offset by an increase of $3 million in BlackBerry QNX royalty revenue.
The Company previously stated that it expected IoT revenue to be at the lower end of a range from $240 million to $250 million for fiscal 2024 as a whole. The Company now expects IoT revenue to be in the range of $225 million to $240 million for fiscal 2024 as a whole primarily due to the rescheduling of software development programs and production timelines at certain large OEM customers and uncertainty in the macroeconomic environment.
The Company expects IoT revenue to grow sequentially in the third quarter of fiscal 2024 and that, in the fourth quarter of fiscal 2024, IoT revenue will be higher than in any previous quarter.

The Company previously stated that it expected total Software & Services revenue, excluding potential revenue from BlackBerry IVY, to be higher in the second quarter of fiscal 2024 than in the first quarter of fiscal 2024. Total Software & Services revenue, excluding revenue from BlackBerry IVY, was $128 million and decreased compared to $138 million in the first quarter of fiscal 2024 due to certain large expected government deals not closing in the quarter.
The Company previously stated that it expected total Software & Services revenue, excluding potential revenue from BlackBerry IVY, to be in the range of $665 million and $700 million for fiscal 2024 as a whole. The Company now expects total Software & Services revenue, excluding potential revenue from BlackBerry IVY, to be in the range of $650 million and $690 million for fiscal 2024 as a whole due to changes in expectations in IoT revenue for fiscal 2024 as a whole.
Licensing and Other
The decrease in Licensing and Other revenue of $2 million was primarily due to a decrease of $1 million in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected revenue from intellectual property licensing to be approximately $5 million per quarter in fiscal 2024, excluding the Malikie Transaction. Revenue from intellectual property licensing was approximately $4 million excluding the Malikie Transaction.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	August 31, 2023	August 31, 2022	Change
Revenue by Geography
North America	$72	$85	$(13)
Europe, Middle East and Africa	39	61	(22)
Other regions	21	22	(1)
	$132	$168	$(36)

% Revenue by Geography
North America	54.5%	50.6%
Europe, Middle East and Africa	29.6%	36.3%
Other regions	15.9%	13.1%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $13 million was primarily due to a decrease of $8 million relating to product revenue in BlackBerry Spark and a decrease of $5 million in professional services, partially offset by an increase of $2 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $22 million was primarily due to a decrease of $16 million relating to product revenue in Secusmart, a decrease of $5 million in product revenue in BlackBerry Spark and a decrease of $3 million in professional services.
Other Regions Revenue
The decrease in Other regions revenue of $1 million was primarily due to a decrease in QNX development seat revenue.

Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $21 million to approximately $85 million in the second quarter of fiscal 2024 (second quarter of fiscal 2023 - $106 million). The decrease was primarily due to a decrease in revenue from Secusmart and BlackBerry Spark due to the reasons discussed above in “Revenue by Segment”, as much of the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 1.3% to approximately 64.4% of consolidated revenue in the second quarter of fiscal 2024 (second quarter of fiscal 2023 - 63.1%). The increase was primarily due to a change in mix, specifically a lower gross margin contribution from Secusmart, which has a lower relative gross margin percentage and a higher gross margin contribution from BlackBerry QNX, which has a higher relative gross margin percentage.
Gross Margin by Segment
See “Second Quarter Fiscal 2024 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$79	$111	$(32)	$49	$51	$(2)	$4	$6	$(2)	$132	$168	$(36)
Segment cost of sales	36	50	(14)	8	9	(1)	2	2	—	46	61	(15)
Segment gross margin	$43	$61	$(18)	$41	$42	$(1)	$2	$4	$(2)	$86	$107	$(21)
Segment gross margin %	54%	55%	(1%)	84%	82%	2%	50%	67%	(17%)	65%	64%	1%
Cybersecurity
The decrease in Cybersecurity gross margin of $18 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $4 million in infrastructure costs and a change in mix, specifically a lower gross margin contribution from Secusmart, which had a lower relative gross margin percentage.
The decrease in Cybersecurity gross margin percentage of 1% was primarily due to the same reasons discussed above.
IoT
The decrease in IoT gross margin of $1 million was primarily due to the reasons discussed above in “Revenue by Segment” and a change in mix, specifically a higher gross margin contribution from BlackBerry QNX royalty revenue, which had a higher relative gross margin percentage.
The increase in IoT gross margin percentage of 2% was primarily due a change in mix, specifically a higher gross margin contribution from BlackBerry QNX royalty revenue, which had a higher relative gross margin percentage.

Licensing and Other
The decrease in Licensing and Other gross margin of $2 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the cost of sales does not significantly fluctuate based on business volume.
The decrease in Licensing and Other gross margin percentage of 17% was primarily due to the same reasons discussed above.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended August 31, 2023, compared to the quarter ended May 31, 2023 and the quarter ended August 31, 2022. The Company believes it is meaningful to provide a sequential comparison between the second quarter of fiscal 2024 and the first quarter of fiscal 2024.

	For the Three Months Ended (in millions)
	August 31, 2023	May 31, 2023	August 31, 2022
Revenue	$132	$373	$168
Operating expenses
Research and development	50	54	54
Selling, marketing and administration	73	99	86
Amortization	14	15	25
Impairment of long-lived assets	1	—	4
Gain on sale of property, plant and equipment, net	—	—	(6)
Debentures fair value adjustment	(6)	22	(10)
Total	$132	$190	$153

Operating Expenses as % of Revenue
Research and development	37.9%	14.5%	32.1%
Selling, marketing and administration	55.3%	26.5%	51.2%
Amortization	10.6%	4.0%	14.9%
Impairment of long-lived assets	0.8%	—%	2.4%
Gain on sale of property, plant and equipment, net	—%	—%	(3.6%)
Debentures fair value adjustment	(4.5%)	5.9%	(6.0%)
Total	100.0%	50.9%	91.1%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended August 31, 2023, May 31, 2023 and August 31, 2022.
U.S. GAAP Operating Expenses
Operating expenses decreased by $58 million, or 30.5%, in the second quarter of fiscal 2024, compared to the first quarter of fiscal 2024 primarily due the difference between the Q2 Fiscal 2024 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the first quarter of fiscal 2024 of $28 million, a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business, $4 million in bad debt expense in the first quarter of fiscal 2024 which did not recur, a decrease of $3 million in variable incentive plan costs and a decrease of $3 million in salaries and benefits expenses.
Operating expenses decreased by $21 million, or 13.7%, in the second quarter of fiscal 2024, compared to the second quarter of fiscal 2023 primarily due to a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business, a decrease of $11 million in amortization costs, a decrease of $3 million in salaries and benefit expenses and a decrease of $3 million in impairment of long-lived assets, partially offset by a $6 million gain on sale of property, plant and equipment, net, in the second quarter of fiscal 2023 which did not recur, and the difference between the Q2 Fiscal 2024 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the second quarter of fiscal 2023 of $4 million.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $31 million, or 21.4%, to $114 million in the second quarter of fiscal 2024 compared to $145 million in the first quarter of fiscal 2024. The decrease was primarily due to a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business, $4 million in bad debt expense in the first quarter of fiscal 2024 which did not recur, a decrease of $3 million in variable incentive plan costs, decrease of $3 million in salaries and benefits expenses and a decrease of $3 million in marketing and advertising expenses.
Adjusted operating expenses decreased by $15 million, or 11.6%, to $114 million in the second quarter of fiscal 2024, compared to $129 million in the second quarter of fiscal 2023. The decrease was primarily due to a benefit of $17 million due to the release of an accrued liability relating to the Company’s legacy mobile device business and a decrease of $3 million in salaries and benefit expenses, partially offset by a $6 million gain on sale of property, plant and equipment, net, in the second quarter of fiscal 2023 which did not recur.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $4 million, or 7.4%, in the second quarter of fiscal 2024 compared to $54 million in the second quarter of fiscal 2023 primarily due to a decrease of $2 million in salaries and benefits expenses and a decrease of $1 million in variable incentive plan costs.
Adjusted research and development expenses decreased by $4 million, or 7.7%, to $48 million in the second quarter of fiscal 2024, compared to $52 million in the second quarter of fiscal 2023. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $13 million, or 15.1%, in the second quarter of fiscal 2024 compared to $86 million in the second quarter of fiscal 2023 primarily due to a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business and a decrease of $2 million in bad debt expense, partially offset by an increase of $4 million in stock compensation expense and an increase of $2 million in legal expenses.
Adjusted selling, marketing and administration expenses decreased by $18 million, or 22.5%, to $62 million in the second quarter of fiscal 2024, compared to $80 million in the second quarter of fiscal 2023. The decrease was primarily due to a benefit of $17 million due to the release of an accrued liability relating to the Company’s legacy mobile device business and a decrease of $2 million in bad debt expense, partially offset by an increase of $2 million in legal expenses.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended August 31, 2023 compared to the quarter ended August 31, 2022. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	August 31, 2023	August 31, 2022	Change
Property, plant and equipment	$1	$1	$—
Intangible assets	13	24	(11)
Total	$14	$25	$(11)

	Included in Cost of Sales
	August 31, 2023	August 31, 2022	Change
Property, plant and equipment	$2	$2	$—
Intangible assets	—	1	(1)
Total	$2	$3	$(1)

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $11 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense increased by $1 million to $4 million in the second quarter of fiscal 2024 compared to $3 million in the second quarter of fiscal 2023 due to the higher cost base of BlackBerry operations and other information technology assets.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $1 million was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the Debentures, was $7 million in the second quarter of fiscal 2024 and increased by $9 million from investment loss, net of $2 million in the second quarter of fiscal 2023 due to a higher yield on cash and investments and interest income on significant financing components within certain revenue contracts with customers.
Income Taxes
For the second quarter of fiscal 2024, the Company’s net effective income tax expense rate was approximately 5% (second quarter of fiscal 2023 - net effective income tax expense rate of approximately 10%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the second quarter of fiscal 2024 was $42 million, or $0.07 basic and diluted loss per share on a U.S. GAAP basis (second quarter of fiscal 2023 - net loss of $54 million, or $0.09 basic loss per share and $0.10 diluted loss per share). The decrease in net loss of $12 million was primarily due to a decrease in operating expenses, as described above in “Operating Expenses”, an increase in investment income (loss), net, and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in revenue, as described above in “Revenue by Segment”.
Adjusted net loss was $23 million in the second quarter of fiscal 2024 (second quarter of fiscal 2023 - adjusted net loss of $29 million). The increase in adjusted net income of $6 million was primarily due to a decrease in operating expenses as described above in “Operating Expenses” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in revenue as described above in “Revenue by Segment”.
The Company expects to achieve non-GAAP profitability and to generate positive operating cash flow in the fourth quarter of fiscal 2024 and for fiscal 2024 as a whole in each case. These expectations are dependent, in part, on the Company closing a certain set of large government Cybersecurity deals in the second half of fiscal 2024.
The weighted average number of shares outstanding was 584 million common shares for basic and diluted loss per share for the second quarter of fiscal 2024 (second quarter of fiscal 2023 - 577 million common shares for basic loss per share and 638 million common shares for diluted loss per share).

Results of Operations - Six months ended August 31, 2023 compared to the six months ended August 31, 2022
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the six months ended August 31, 2023 and August 31, 2022:

	For the Six Months Ended
	(in millions, except for share and per share amounts)
	August 31, 2023	August 31, 2022	Change
Revenue	$505	$336	$169
Gross margin	264	210	54
Operating expenses	322	434	(112)
Investment income (loss), net	10	(3)	13
Loss before income taxes	(48)	(227)	179
Provision for (recovery of) income taxes	5	8	(3)
Net loss	$(53)	$(235)	$182
Loss per share - reported
Basic	$(0.09)	$(0.41)	$0.32
Diluted	$(0.09)	$(0.45)	$0.36

Weighted-average number of shares outstanding (000’s)
Basic	583,171	577,097
Diluted (1)	583,171	637,930
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2024 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2024 and fiscal 2023 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Six Months Ended
	(in millions)
	August 31, 2023	August 31, 2022	Change
Revenue by Segment
Cybersecurity	$172	$224	$(52)
IoT	94	102	(8)
Licensing and Other	239	10	229
	$505	$336	$169

% Revenue by Segment
Cybersecurity	34.1%	66.7%
IoT	18.6%	30.4%
Licensing and Other	47.3%	2.9%
	100.0%	100.0%

Cybersecurity
The decrease in Cybersecurity revenue of $52 million was primarily due to a decrease of $29 million relating to product revenue in Secusmart, a decrease of $15 million relating to product revenue in BlackBerry Spark and a decrease of $6 million in professional services.
IoT
The decrease in IoT revenue of $8 million was primarily due to an decrease of $9 million in professional services and a decrease of $4 million in BlackBerry QNX development seat revenue, partially offset by an increase of $4 million in BlackBerry QNX royalty revenue.
Licensing and Other
The increase in Licensing and Other revenue of $229 million was primarily due to an increase of $218 million related to the completed Malikie Transaction and an increase of $11 million in revenue from the Company’s intellectual property licensing arrangements.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Six Months Ended
	(in millions)
	August 31, 2023	August 31, 2022	Change
Revenue by Geography
North America	$389	$174	$215
Europe, Middle East and Africa	76	121	(45)
Other regions	40	41	(1)
	$505	$336	$169

% Revenue by Geography
North America	77.0%	51.8%
Europe, Middle East and Africa	15.1%	36.0%
Other regions	7.9%	12.2%
	100.0%	100.0%
North America Revenue
The increase in North America revenue of $215 million was primarily due to an increase of $231 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment” and an increase of $3 million relating to product revenue in Secusmart, partially offset by a decrease of $15 million in professional services and a decrease of $5 million in product revenue in BlackBerry Spark.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $45 million was primarily due to a decrease of $32 million relating to product revenue in Secusmart, a decrease of $9 million in product revenue in BlackBerry Spark and a decrease of $4 million in BlackBerry QNX development seat revenue, partially offset by an increase of $2 million in BlackBerry QNX royalty revenue.

Other Regions Revenue
The decrease in other regions of $1 million was primarily due to a decrease in $1 million in BlackBerry QNX development seat revenue and a decrease of $1 million relating to product revenue in BlackBerry Spark, partially offset by an increase of $2 million in professional services.
Consolidated Gross Margin
Consolidated gross margin increased by $54 million to approximately $264 million in the first six months of fiscal 2024 (first six months of fiscal 2023 - $210 million). The increase was primarily due to the completed Malikie Transaction, partially offset by a decrease in revenue from BlackBerry QNX and Secusmart due to the reasons discussed above in “Revenue by Segment”, as much of the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 10.2%, to approximately 52.3% of consolidated revenue in the first six months of fiscal 2024 (first six months of fiscal 2023 - 62.5%). The decrease was primarily due to a change in mix, specifically higher contribution from Licensing and Other, which had a lower gross margin percentage due to the completed Malikie Transaction, partially offset by a lower gross margin contribution from Secusmart, which has a lower relative gross margin percentage, due the reasons discussed above in “Revenue by Segment”.
Gross Margin by Segment
See “Business Overview” and “Second Quarter Fiscal 2024 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Six Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$172	$224	$(52)	$94	$102	$(8)	$239	$10	$229	$505	$336	$169
Segment cost of sales	73	103	(30)	17	17	—	149	4	145	239	124	115
Segment gross margin	$99	$121	$(22)	$77	$85	$(8)	$90	$6	$84	$266	$212	$54
Segment gross margin %	58%	54%	4%	82%	83%	(1%)	38%	60%	(22%)	53%	63%	(10%)
Cybersecurity
The decrease in Cybersecurity gross margin of $22 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $7 million in infrastructure costs and a change in mix, specifically a lower gross margin contribution from Secusmart, which had a lower relative gross margin percentage.
The increase in Cybersecurity gross margin percentage of 4% was primarily due to a decrease of $7 million in infrastructure costs and a change in mix, specifically a lower gross margin contribution from Secusmart, which had a lower relative gross margin percentage.
IoT
The decrease of IoT gross margin of $8 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
The decrease in IoT gross margin percentage of 1% was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other
The increase in Licensing and Other gross margin of $84 million was primarily due to the completed Malikie Transaction.
The decrease in Licensing and Other gross margin percentage of 22% was primarily due to the completed Malikie Transaction, which had a lower relative gross margin percentage due to the cost basis of the sold assets which was de-recognized.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the six months ended August 31, 2023, compared to the six months ended August 31, 2022.

	For the Six Months Ended
	(in millions)
	August 31, 2023	August 31, 2022	Change
Revenue	$505	$336	$169
Operating expenses
Research and development	104	107	(3)
Selling, marketing and administration	172	168	4
Amortization	29	52	(23)
Impairment of long-lived assets	1	4	(3)
Gain on sale of property, plant and equipment, net	—	(6)	6
Debentures fair value adjustment	16	(56)	72
Litigation settlement	—	165	(165)
Total	$322	$434	$(112)

Operating Expense as % of Revenue
Research and development	20.6%	31.8%
Selling, marketing and administration	34.1%	50.0%
Amortization	5.7%	15.5%
Impairment of long-lived assets	0.2%	1.2%
Gain on sale of property, plant and equipment, net	—%	(1.8)%
Debentures fair value adjustment	3.2%	(16.7)%
Litigation settlement	—%	49.1%
Total	63.8%	129.2%

See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the six months ended August 31, 2023 and August 31, 2022.
U.S. GAAP Operating Expenses
Operating expenses decreased by $112 million, or 25.8%, in the first six months of fiscal 2024, compared to the first six months of fiscal 2023. The decrease was primarily due to a $165 million litigation settlement in the first six months of fiscal 2023 which did not recur, a decrease of $23 million in amortization costs, a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business and a decrease of $8 million in salaries and benefits expenses, partially offset by the difference between the Fiscal 2024 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the first six months fiscal 2023 of $72 million, a $6 million gain on sale of property, plant and equipment, net, in the first six months fiscal 2023 which did not recur, an increase of $6 million in stock based compensation expense, an increase of $4 million in restructuring costs, a decrease of $4 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy and Hardest-Hit Business Recovery Program programs (“COVID-19 subsidies”) to support the business through the COVID-19 pandemic and an increase of $4 million in the Company’s deferred share unit costs.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $2 million, or 0.8%, to $259 million in the first six months of fiscal 2024, compared to $261 million the first six months of 2023. The decrease was primarily due to a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business, a decrease of $8 million in salaries and benefits expenses, partially offset by a $6 million gain on sale of property, plant and equipment, net, in the first six months of fiscal 2023 which did not recur, a decrease in benefits of $4 million in COVID-19 subsidies, an increase of $4 million in the Company’s deferred share unit costs, an increase of $3 million in bad debt expense, an increase of $2 million in amortization costs and an increase of $2 million in variable incentive plan costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $3 million, or 2.8%, in the first six months of fiscal 2024, compared to the first six months of fiscal 2023. The decrease was primarily due to a decrease of $4 million in salaries and benefits expenses, partially offset by an increase of $1 million in variable incentive plan costs.
Adjusted research and development expenses decreased by $3 million, or 2.9%, to $100 million in the first six months of fiscal 2024, compared to $103 million in the first six months of fiscal 2023. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $4 million, or 2.4%, in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 primarily due to an increase of $6 million in stock compensation expense, an increase in $4 million in restructuring costs, a decrease in benefits of $4 million in COVID-19 subsidies, an increase of $4 million in the Company’s deferred share unit costs and an increase of $3 million in bad debt expense, partially offset by a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business.
Adjusted selling, marketing and administration expenses decreased by $7 million, or 4.5%, to $150 million in the first six months of fiscal 2024, compared to $157 million the first six months of fiscal 2023. The decrease was primarily due to a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business and a decrease of $2 million in salaries and benefits, partially offset by a decrease in benefits of $4 million in COVID-19 subsidies, an increase in an increase of $4 million in the Company’s deferred share unit costs and an increase of $3 million in bad debt expense.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the six months ended August 31, 2023 compared to the six months ended August 31, 2022. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Six Months Ended
	(in millions)
	Included in Operating Expense
	August 31, 2023	August 31, 2022	Change
Property, plant and equipment	$4	$5	$(1)
Intangible assets	25	47	(22)
Total	$29	$52	$(23)

	Included in Cost of Sales
	August 31, 2023	August 31, 2022	Change
Property, plant and equipment	$2	$2	$—
Intangible assets	1	3	(2)
Total	$3	$5	$(2)

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $23 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense increased by $2 million to $9 million in the first six months of fiscal 2024 compared to $7 million in the first six months of fiscal 2023 due to the higher cost base of BlackBerry operations and other information technology assets.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $2 million was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income (loss), net, which includes the interest expense from the Debentures, was $10 million in the first six months of fiscal 2024 and increased by $13 million from investment loss, net of $3 million in the first six months of fiscal 2023 due to a higher yield on cash and investments and interest income on significant financing components within certain revenue contracts with customers.
Income Taxes
For the first six months of fiscal 2024, the Company’s net effective income tax expense rate was approximately 10% (first six months of fiscal 2023 - net effective income tax expense rate of approximately 4%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the first six months of fiscal 2024 was $53 million, or $0.09 basic and diluted loss per share on a U.S. GAAP basis (first six months of fiscal 2023 - net loss of $235 million, or $0.41 basic loss per share and $0.45 diluted loss per share). The decrease in net loss of $182 million was primarily due to an increase revenue as described above in “Revenue by Segment”, a decrease in operating expenses, as described above in “Operating Expenses” and an increase in investment income (loss), net, partially offset by a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $12 million in the first six months of fiscal 2024 (first six months of fiscal 2023 - adjusted net loss of $60 million). The decrease in adjusted net loss of $72 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The weighted average number of shares outstanding was 583 million for basic and diluted loss per share for the first six months of August 31, 2023. The weighted average number of shares outstanding was 577 million for basic loss per share and 638 million for diluted loss per share for the first six months of August 31, 2022.
Common Shares Outstanding
On September 26, 2023, there were 584 million voting common shares, options to purchase 0.4 million voting common shares, 17 million restricted share units and 2 million deferred share units outstanding. In addition, 60.8 million common shares are issuable upon conversion in full of the Debentures as described in Note 5 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments increased by $32 million to $519 million as at August 31, 2023 from $487 million as at February 28, 2023, primarily as a result of the completed Malikie Transaction and changes in working capital, excluding the amounts payable in respect of the Debentures. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at August 31, 2023.

A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	August 31, 2023	February 28, 2023	Change
Cash and cash equivalents	$415	$295	$120
Restricted cash and cash equivalents	28	27	1
Short-term investments	41	131	(90)
Long-term investments	35	34	1
Cash, cash equivalents, and investments	$519	$487	$32
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	August 31, 2023	February 28, 2023	Change
Current assets	$645	$743	$(98)
Current liabilities	713	729	(16)
Working capital	$(68)	$14	$(82)
Current Assets
The decrease in current assets of $98 million at the end of the second quarter of fiscal 2024 from the end of the fourth quarter of fiscal 2023 was primarily due to a decrease of $133 million in other current assets, a decrease in short term investments of $90 million and a decrease in other receivables of $4 million, partially offset by an increase in cash and cash equivalents of $120 million, an increase in accounts receivable, net of allowance of $7 million and an increase in taxes receivables of $2 million.
At August 31, 2023, other current assets was $49 million, a decrease of $133 million from February 28, 2023. The decrease was primarily due to a decrease in intellectual property of $141 million as a result of the completed Malikie Transaction, partially offset by an increase of $3 million in prepaid software maintenance, an increase in $1 million in inventory, an increase of $1 million in derivative instruments and an increase of $1 million in prepaid hardware maintenance.
At August 31, 2023, other receivables was $8 million, a decrease of $4 million from February 28, 2023. The decrease was primarily due to a decrease of $3 million relating to GST/VAT receivables.
At August 31, 2023, accounts receivable, net of allowance was $127 million, an increase of $7 million from February 28, 2023. The increase was primarily due an increase in days sales outstanding to 86 days at the end of the second quarter of fiscal 2024 from 75 days at the end of the fourth quarter of fiscal 2023, partially offset by a decrease in software and services revenue recognized over the three months ended August 31, 2023 compared to the three months ended February 28, 2023.
At August 31, 2023, income taxes receivable was $5 million, an increase of $2 million compared to February 28, 2023, which was primarily due to tax installments and prepayments required in certain taxing jurisdictions
Current Liabilities
The decrease in current liabilities of $16 million at the end of the second quarter of 2024 from the end of the fourth quarter of fiscal 2023 was primarily due to a decrease in accrued liabilities of $26 million, a decrease in accounts payable of $6 million, and a decrease in deferred revenue, current of $1 million, partially offset by an increase in the fair value of the Debentures of $16 million and an increase in income taxes payable of $1 million.
Accrued liabilities were $117 million at the end of the second quarter of 2024, reflecting a decrease of $26 million compared to February 28, 2023, which was primarily due to a decrease of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business, a decrease of $10 million in payroll accruals, a decrease of $2 million in marketing accruals and a decrease of $2 million in variable incentive plan accrual, partially offset by an increase of $4 million in deferred share cost accrual.
Accounts payable were $18 million, reflecting a decrease of $6 million from February 28, 2023, which was primarily due to timing of payments of accounts payable.
Deferred revenue, current was $174 million, which reflects a decrease of $1 million compared to February 28, 2023 that was attributable to a $7 million increase in deferred revenue, current related to BlackBerry QNX, partially offset by an increase of $6 million in deferred revenue, current related to BlackBerry Spark.

Income taxes payable were $21 million, reflecting an increase of $1 million compared to February 28, 2023, which was primarily due to changes in the quarterly tax provision.
Cash flows for the six months ended August 31, 2023 compared to the six months ended August 31, 2022 were as follows:

	For the Six Months Ended
	(in millions)
	August 31, 2023	August 31, 2022	Change
Net cash flows provided by (used in):
Operating activities	$43	$(66)	$109
Investing activities	76	117	(41)
Financing activities	2	3	(1)
Effect of foreign exchange loss on cash and cash equivalents	—	(2)	2
Net increase in cash and cash equivalents	$121	$52	$69
Operating Activities
The increase in net cash flows used in operating activities of $109 million primarily reflects the net changes in working capital.
Investing Activities
During the six months ended August 31, 2023, cash flows provided by investing activities were $76 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $89 million, offset by cash used in the acquisition of intangible assets of $10 million, and the acquisition of property, plant and equipment of $3 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $117 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $120 million and proceeds on sale of property, plant and equipment of $17 million, offset by cash used in the acquisition intangible assets of $16 million, and the acquisitions of property, plant and equipment of $4 million.
Financing Activities
The decrease in cash flows provided by financing activities was $1 million for the first six months of fiscal 2024 due to a decrease in common shares issued upon the exercise of stock options and under the employee share purchase plan.
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
Cash, cash equivalents, and investments were approximately $519 million as at August 31, 2023. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. The Company has experienced recent operating losses and the Debentures will mature on November 13, 2023, as described in Note 5, but the Company has the ability to access other potential financing arrangements on commercially reasonable terms. The timing and nature of any such financing arrangements will depend on the outcome of the Company’s strategic review process as noted above in “Business Overview - Strategic Review of Businesses”. Taking these factors into account and based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, are expected to be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at August 31, 2023:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$77	$24	$53
Purchase obligations and commitments	84	84	—
Debt interest and principal payments	368	368	—
Total	$529	$476	$53
Total contractual and other obligations as at August 31, 2023 decreased by approximately $27 million as compared to the February 28, 2023 balance of approximately $556 million, which was attributable to decreases in purchase obligations and commitments.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2024 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2023, approximately 22% of cash and cash equivalents, 38% of accounts receivables and 49% of accounts payable were denominated in foreign currencies (February 28, 2023 – 19%, 24% and 36%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at August 31, 2023 (after hedging activities), the impact to the Company would be immaterial.
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

Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at August 31, 2023 was $6 million (February 28, 2023 - $1 million). There was one customer that comprised more than 10% of accounts receivable as at August 31, 2023 (February 28, 2023 - two customers that comprised more than 10%). During the second quarter of fiscal 2024, the percentage of the Company’s receivable balance that was past due decreased by 2.0% compared to the fourth quarter of fiscal 2023. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was no customer that comprised more than 10% of the Company’s revenue and one customer that comprised 45% of the Company’s revenue in the three and six months ended August 31, 2023, respectively, due to the completed Malikie Transaction (three and six months ended August 31, 2022 - one customer that comprised 16% and 15% of the Company’s revenue, respectively).
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
ITEM 4. CONTROLS AND PROCEDURES
As of August 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended August 31, 2023, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BLACKBERRY LIMITED

Date: September 29, 2023	By:	/s/ John Chen
	Name:	John Chen
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)