Form 10-Q
period 2023-11-30
BLACKBERRY Ltd
filed 2023-12-21
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023

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
Yes ☐   No  ☒

The registrant had 585,350,929 common shares issued and outstanding as of December 18, 2023.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	November 30, 2023	February 28, 2023
Assets
Current
Cash and cash equivalents (note 3)	$210	$295
Short-term investments (note 3)	—	131
Accounts receivable, net of allowance of $6 and $1, respectively (note 4)	183	120
Other receivables (note 4)	8	12
Income taxes receivable	5	3
Other current assets (note 4)	44	182
	450	743
Restricted cash and cash equivalents (note 3)	25	27
Long-term investments (note 3)	36	34
Other long-term assets (note 4)	66	8
Operating lease right-of-use assets, net	41	44
Property, plant and equipment, net (note 4)	22	25
Intangible assets, net (note 4)	163	203
Goodwill (note 4)	597	595
	$1,400	$1,679
Liabilities
Current
Accounts payable	$17	$24
Accrued liabilities (note 4)	125	143
Income taxes payable (note 5)	33	20
Debentures (note 6)	150	367
Deferred revenue, current (note 11)	183	175
	508	729
Deferred revenue, non-current (note 11)	19	40
Operating lease liabilities	47	52
Other long-term liabilities	1	1
	575	822
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 585,339,555 voting common shares (February 28, 2023 - 582,157,203)	2,941	2,909
Deficit	(2,102)	(2,028)
Accumulated other comprehensive loss (note 9)	(14)	(24)
	825	857
	$1,400	$1,679
See notes to consolidated financial statements.

On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended November 30, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2023	$2,931	$(2,081)	$(21)	$829
Net loss	—	(21)	—	(21)
Other comprehensive income	—	—	7	7
Stock-based compensation	8	—	—	8
Shares issued:
Employee share purchase plan	2	—	—	2
Balance as at November 30, 2023	$2,941	$(2,102)	$(14)	$825

	Three Months Ended November 30, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2022	$2,887	$(1,529)	$(28)	$1,330
Net loss	—	(4)	—	(4)
Other comprehensive income	—	—	2	2
Stock-based compensation	9	—	—	9
Shares issued:
Employee share purchase plan	2	—	—	2
Balance as at November 30, 2022	$2,898	$(1,533)	$(26)	$1,339

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended November 30, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2023	$2,909	$(2,028)	$(24)	$857
Net loss	—	(74)	—	(74)
Other comprehensive income	—	—	10	10
Stock-based compensation (note 7)	28	—	—	28
Shares issued:
Employee share purchase plan (note 7)	4	—	—	4
Balance as at November 30, 2023	$2,941	$(2,102)	$(14)	$825

	Nine Months Ended November 30, 2022
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2022	$2,869	$(1,294)	$(19)	$1,556
Net loss	—	(239)	—	(239)
Other comprehensive loss	—	—	(7)	(7)
Stock-based compensation	23	—	—	23
Shares issued:
Employee share purchase plan	6	—	—	6
Balance as at November 30, 2022	$2,898	$(1,533)	$(26)	$1,339

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Revenue (note 11)	$175	$169	$680	$505
Cost of sales	48	60	289	186
Gross margin	127	109	391	319

Operating expenses
Research and development	42	52	146	159
Selling, marketing and administration	85	89	258	257
Amortization	13	26	42	78
Impairment of long-lived assets (note 3)	11	—	11	4
Gain on sale of property, plant and equipment, net	—	—	—	(6)
Debentures fair value adjustment (note 6)	(13)	(56)	3	(112)
Litigation settlement (note 10)	—	—	—	165
	138	111	460	545
Operating loss	(11)	(2)	(69)	(226)
Investment income (loss), net (note 3 and note 6)	5	2	15	(1)
Loss before income taxes	(6)	—	(54)	(227)
Provision for income taxes (note 5)	15	4	20	12
Net loss	$(21)	$(4)	$(74)	$(239)
Loss per share (note 8)
Basic	$(0.04)	$(0.01)	$(0.13)	$(0.41)
Diluted	$(0.05)	$(0.09)	$(0.13)	$(0.54)

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Net loss	$(21)	$(4)	$(74)	$(239)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and nine months ended November 30, 2023 and November 30, 2022 (note 9)	—	—	1	(1)
Foreign currency translation adjustment	1	1	3	(9)
Net change in fair value from instrument-specific credit risk on the Debentures, net of income taxes of nil for the three and nine months ended November 30, 2023 and November 30, 2022 (note 6)	6	1	6	3
Other comprehensive income (loss)	7	2	10	(7)
Comprehensive loss	$(14)	$(2)	$(64)	$(246)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30, 2023	November 30, 2022
Cash flows from operating activities
Net loss	$(74)	$(239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	46	85
Stock-based compensation	28	23
Impairment of long-lived assets (note 3)	11	4
Intellectual property disposed of by sale (note 4)	147	—
Gain on sale of property, plant and equipment, net	—	(6)
Debentures fair value adjustment (note 6)	3	(112)
Operating leases	(7)	(12)
Other	—	7
Net changes in working capital items
Accounts receivable, net of allowance	(63)	7
Other receivables	4	16
Income taxes receivable	(2)	4
Other assets	(58)	(2)
Accounts payable	(7)	(1)
Accrued liabilities	(16)	(2)
Income taxes payable	13	10
Deferred revenue	(13)	(35)
Net cash provided by (used in) operating activities	12	(253)
Cash flows from investing activities
Acquisition of long-term investments	(2)	(2)
Acquisition of property, plant and equipment	(5)	(5)
Proceeds on sale of property, plant and equipment	—	17
Acquisition of intangible assets	(12)	(24)
Acquisition of short-term investments	(92)	(393)
Proceeds on sale or maturity of short-term investments	223	533
Net cash provided by investing activities	112	126
Cash flows from financing activities
Issuance of common shares	4	6
Maturity of 2020 Debentures (note 6)	(365)	—
Issuance of Extension Debentures (note 6)	150	—
Net cash provided by (used in) financing activities	(211)	6
Effect of foreign exchange loss on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(3)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(87)	(124)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	322	406
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$235	$282
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2023 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and nine months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending February 29, 2024. The consolidated balance sheet at February 28, 2023 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
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
Critical Accounting Estimates during the Nine Months Ended November 30, 2023 (Note 11)
To the extent the transaction price in a contract with a customer includes variable consideration, the Company estimates the amount of variable consideration that should be included in the price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. The Company also estimates whether and how much variable consideration is subject to constraint if it cannot conclude it is probable that a significant reversal in revenue will not occur, due to factors such as: the consideration being highly susceptible to factors outside the Company’s influence, the period of time before the variable consideration is resolved, the Company’s previous experience with similar contracts, the Company’s history of price concessions or changing of payment terms, and whether there is a large number and broad range of possible variable consideration amounts. To the extent the Company determines that there is a significant financing component in a contract with a customer, it determines the impact of the time value of money in adjusting the transaction price to account for the income associated with the financing component by estimating the discount rate that would be reflected in a separate financing transaction between the customer and the Company at contract inception, based upon the credit characteristics of the customer receiving financing in the contract.
Accounting Standards Adopted During Fiscal 2024
The Company has not adopted any new standards to date during fiscal 2024.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

2.    ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 on the topic of segment reporting. The standard requires additional disclosures for segment reporting. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt this guidance in fiscal 2025 and is in the process of evaluating the new requirements. As a result, the Company has not yet determined the impact this new ASU will have on its disclosures.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

For a description of how the fair value of the 2020 Debentures (as defined in Note 6) was determined, see the “Convertible debentures” accounting policies in Note 1 to the Annual Financial Statements. The Extension Debentures (as defined in Note 6) are classified as Level 2.
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
Impairment of Long-Lived Assets
During the three and nine months ended November 30, 2023, the Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of $3 million and $3 million, respectively, related to the operating lease right-of-use (“ROU”) assets for those facilities (three and nine months ended November 30, 2022 - $4 million). The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. These ROU impaired assets are classified within Level 3 of the fair value hierarchy.
The Company conducts regular reviews of the individual patents, both organically generated and acquired, comprising its patent portfolio. As a result of this review, for the three and nine months ended November 30, 2023, the Company determined it has an indicator of impairment, as it had ceased enforcement and abandoned the legal right and title to patents with a cost of $15 million, accumulated amortization of $7 million, and a net book value of $8 million, which is classified as an impairment of long-lived assets on the Company’s consolidated statements of operations (three and nine months ended November 30, 2022 - nil impairment).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at November 30, 2023 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$87	$—	$—	$87	$87	$—	$—	$—
Other investments	30	6	—	36	—	—	36	—
	117	6	—	123	87	—	36	—
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	21	—	—	21	—	—	—	21
Bearer deposit notes	24	—	—	24	24	—	—	—
Commercial paper	20	—	—	20	20	—	—	—
Non-U.S. promissory notes	5	—	—	5	5	—	—	—
Non-U.S. treasury bills/notes	3	—	—	3	3	—	—	—
U.S. treasury bills/notes	75	—	—	75	71	—	—	4
	148	—	—	148	123	—	—	25
	$275	$6	$(10)	$271	$210	$—	$36	$25
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
As at November 30, 2023, the Company had non-marketable equity investments without readily determinable fair value of $36 million (February 28, 2023 - $34 million). As of November 30, 2023, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2023 - $3 million).
There were no realized gains or losses on available-for-sale securities for the three and nine months ended November 30, 2023 and November 30, 2022.
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
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at November 30, 2023 and February 28, 2023 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	November 30, 2023	February 28, 2023
Cash and cash equivalents	$210	$295
Restricted cash and cash equivalents	25	27
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$235	$322

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at November 30, 2023 and February 28, 2023 were as follows:

	As at
	November 30, 2023		February 28, 2023
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$148	$148	$364	$364
No fixed maturity	10	—	10	—
	$158	$148	$374	$364
As at November 30, 2023 and February 28, 2023, the Company had no available-for-sale debt securities with continuous unrealized losses.
4.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at November 30, 2023 was $6 million (February 28, 2023 - $1 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2022	$4
Prior period provision for expected credit losses	1
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at February 28, 2023	1
Current period provision for expected credit losses	5
Ending balance of the allowance for credit loss as at November 30, 2023	$6
The allowance for credit losses as at November 30, 2023 consists of $2 million (February 28, 2023 - $1 million) relating to CECL estimated based on days past due and region and $4 million (February 28, 2023 - nil) relating to specific customers that were evaluated separately.
There were two customers that comprised more than 10% of accounts receivable as at November 30, 2023 (February 28, 2023 - two customers comprised more than 10%).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Receivables
As at November 30, 2023 and February 28, 2023, other receivables included items such as claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance.
Other Current Assets
Other current assets comprised the following:

	As at
	November 30, 2023	February 28, 2023
Intellectual property	$—	$141
Other	44	41
	$44	$182
As described in Note 11, on May 11, 2023, the Company completed its previously announced patent sale with Malikie Innovations Limited (“Malikie”) and recognized revenue of $218 million and cost of sales of $147 million, which is comprised of the carrying value of the intellectual property of $141 million referred to above, and $6 million of capitalized costs during the first quarter of fiscal 2024 related to patent maintenance. See Note 11 under the heading “Patent Sale”.
Other current assets also included the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	November 30, 2023	February 28, 2023
Cost
BlackBerry operations and other information technology	$85	$84
Leasehold improvements and other	18	19
Furniture and fixtures	8	9
Manufacturing, repair and research and development equipment	2	2
	113	114
Accumulated amortization	91	89
Net book value	$22	$25

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Intangible Assets, Net
Intangible assets comprised the following:

	As at November 30, 2023
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$842	$58
Other acquired intangibles	386	329	57
Intellectual property	110	62	48
	$1,396	$1,233	$163

	As at February 28, 2023
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$824	$76
Other acquired intangibles	386	318	68
Intellectual property	123	64	59
	$1,409	$1,206	$203
For the nine months ended November 30, 2023, amortization expense related to intangible assets amounted to $38 million (nine months ended November 30, 2022 - $76 million).
Total additions to intangible assets for the nine months ended November 30, 2023 amounted to $12 million (nine months ended November 30, 2022 - $24 million). During the nine months ended November 30, 2023, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at November 30, 2023, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2024 and each of the five succeeding years is expected to be as follows: fiscal 2024 - $11 million; fiscal 2025 - $41 million; fiscal 2026 - $36 million; fiscal 2027 - $31 million; fiscal 2028 - $18 million and fiscal 2029 - $6 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the nine months ended November 30, 2023 were as follows:

Carrying Amount
Carrying amount as at February 28, 2022	$844
Goodwill impairment charge	(245)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(4)
Carrying amount as at February 28, 2023	595
Effect of foreign exchange on non-U.S. dollar denominated goodwill	2
Carrying amount as at November 30, 2023	$597
Other Long-term Assets
As at November 30, 2023, other long-term assets included long-term receivables related to intellectual property sold, see Note 11 under the heading “Patent Sale”, long-term receivables, and the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
As at February 28, 2023, other long-term assets included the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
As at November 30, 2023 and February 28, 2023, other accrued liabilities included operating lease liabilities, current and accrued director fees, accrued vendor liabilities, variable incentive accrual, payroll withholding taxes and accrued royalties, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
5.    INCOME TAXES
For the nine months ended November 30, 2023, the Company’s net effective income tax expense rate was approximately 37% compared to a net effective income tax expense rate of 5% for the nine months ended November 30, 2022. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets, and in particular, the change in fair value of the Debentures, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at November 30, 2023 were $21 million (February 28, 2023 - $21 million). As at November 30, 2023, $21 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

6.    DEBENTURES
On November 17, 2023, the Company issued $150 million aggregate principal amount of 1.75% extendible convertible unsecured debentures (the “Extension Debentures”) in a private placement to certain controlled affiliates of Fairfax Financial Holdings Limited (“Fairfax”). The Company used the net proceeds of the issuance of the Extension Debentures, together with cash on hand, to repay its outstanding $365 million aggregate principal amount of 1.75% unsecured convertible debentures (the “2020 Debentures” and, together with the Extension Debentures, the “Debentures”) at maturity on November 13, 2023. Aside from the maturity date, the terms of the Extension Debentures are substantially identical to those of the 2020 Debentures, except that the Extension Debentures will not be listed on any stock exchange and will not involve an indenture trustee.
The Extension Debentures are due on February 15, 2024 (the “Initial Maturity Date”), with an option for the parties to extend the maturity date to May 15, 2024 (the “Final Maturity Date” and, together with the Initial Maturity Date, each a “Maturity Date”) by mutual agreement. Each $1,000 principal amount of Extension Debentures is convertible at any time prior to the third business day prior to the Maturity Date into 166.67 common shares of the Company, for a total of 25 million common shares at a price of $6.00 per share, subject to adjustments. Covenants associated with the Extension Debentures include limitations on the Company’s total indebtedness. Interest on the Extension Debentures is payable on the Maturity Date in arrears at a rate of 1.75% per annum.
Under specified events of default, the outstanding principal and any accrued interest on the Extension Debentures become immediately due and payable upon request of holders holding not less than 25% of the principal amount of the Extension Debentures then outstanding. During an event of default, the interest rate increases to 5.75% per annum.
The Extension Debentures are subject to a change of control provision whereby the Company would be required to make an offer to repurchase the Extension Debentures at 115% of par value if a person or group (not affiliated with Fairfax) acquires 35% of the Company’s outstanding common shares, acquires all or substantially all of its assets, or if the Company merges with another entity and the Company’s existing shareholders hold less than 50% of the common shares of the surviving entity. Additionally, the Extension Debentures cannot be converted to the extent that, after giving effect to the conversion, the holder would beneficially own or exercise control or direction over more than 19.99% of the Company’s then issued and outstanding shares.
Due to the conversion option and other embedded derivatives within the Extension Debentures, and consistent with the Company’s accounting for the 2020 Debentures, the Company has elected to record the Extension Debentures, including the debt itself and all embedded derivatives, at fair value and present the Extension Debentures as a single hybrid financial instrument. No portion of the fair value of the Extension Debentures has been recorded as equity, nor would be if the embedded derivatives were bifurcated from the host debt contract.
Each period, the fair value of the Debentures is recalculated and resulting gains and losses from the change in fair value of the Debentures associated with non-credit components are recognized in income, while the change in fair value associated with credit components is recognized in accumulated other comprehensive loss (“AOCL”). The fair value of the Extension Debentures has been determined using observable interest rate curves, the market price and volatility of the Company’s listed common shares.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table summarizes the change in fair value of the 2020 Debentures for the nine months ended November 30, 2023, which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

November 30, 2023
Balance as at February 28, 2023	$367
Change in fair value of the 2020 Debentures	(2)
Maturity of the 2020 Debentures on November 13, 2023	(365)
Balance as at November 30, 2023	$—
The following table summarizes the change in fair value of the Extension Debentures from their date of issuance, which also represents the total changes through earnings of items classified as Level 2 in the fair value hierarchy:

November 30, 2023
Principal received as of November 17, 2023	$150
Change in fair value of the Extension Debentures	—
Balance as at November 30, 2023	$150
The difference between the fair value of the Extension Debentures and the unpaid principal balance of $150 million is nil.
The following table shows the impact of the changes in fair value of the Debentures for the three and nine months ended November 30, 2023 and November 30, 2022:

	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Income associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$18	$56	$2	$112
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	1	—	3
Realized losses associated with the change in fair value from credit components recorded in the consolidated statements of operations on maturity of the 2020 Debentures	(6)	—	(6)	—
Realized losses associated with the change in fair value from credit components released from AOCL on maturity of the 2020 Debentures	6	—	6	—
Total decrease in the fair value of the Debentures	$18	$57	$2	$115
For the three and nine months ended November 30, 2023, the Company recorded interest expense related to the Debentures of $1 million and $5 million, respectively, which has been included in investment income (loss), net on the Company’s consolidated statements of operations (three and nine months ended November 30, 2022 - $2 million and $5 million).
Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the Extension Debentures, owned $330 million principal amount of the 2020 Debentures and now owns $150 million principal amount of the Extension Debentures. As such, the payment of interest on the Extension Debentures to Fairfax represents a related party transaction.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

7.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the nine months ended November 30, 2023:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2023	582,157	$2,909
Exercise of stock options	92	—
Common shares issued for restricted share unit settlements	2,054	—
Stock-based compensation	—	28
Common shares issued for employee share purchase plan	1,037	4
Common shares outstanding as at November 30, 2023	585,340	$2,941
The Company had 585 million voting common shares outstanding, 0.3 million options to purchase voting common shares, 13 million RSUs and 2 million DSUs outstanding as at December 18, 2023. In addition, 25 million common shares are issuable upon conversion in full of the Extension Debentures as described in Note 6.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Net loss for basic loss per share available to common shareholders	$(21)	$(4)	$(74)	$(239)
Less: Debentures fair value adjustment (1) (2) (3) (4)	(13)	(56)	—	(112)
Add: interest expense on Debentures (1) (2) (3) (4)	1	2	—	5
Net loss for diluted loss per share available to common shareholders	$(33)	$(58)	$(74)	$(346)

Weighted average number of shares outstanding (000’s) - basic (5)	584,331	578,948	583,559	577,718
Effect of dilutive securities (000’s)
Conversion of 2020 Debentures (1) (3)	49,469	60,833	—	60,833
Conversion of Extension Debentures (2) (4)	4,670	—	—	—
Weighted average number of shares and assumed conversions (000’s) diluted	638,470	639,781	583,559	638,551
Loss per share - reported
Basic	$(0.04)	$(0.01)	$(0.13)	$(0.41)
Diluted	$(0.05)	$(0.09)	$(0.13)	$(0.54)
______________________________
(1) The Company has presented the dilutive effect of the 2020 Debentures using the if-converted method for the period the 2020 Debentures were outstanding, assuming conversion at the beginning of the quarter for the three months ended November 30, 2023 and three and nine months ended November 30, 2022. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the 2020 Debentures and interest expense incurred on the 2020 Debentures for the three months ended November 30, 2023 and three and nine months ended November 30, 2022, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the 2020 Debentures.
(2) The Company has presented the dilutive effect of the Extension Debentures using the if-converted method for the period the Extension Debentures were outstanding, assuming conversion at the issuance date for the three months ended November 30, 2023. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the Extension Debentures and interest expense incurred on the Extension Debentures for the three months ended November 30, 2023 and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the Extension Debentures.
(3) The Company has not presented the dilutive effect of the 2020 Debentures using the if-converted method in the calculation of diluted loss per share for the nine months ended November 30, 2023, as to do so would be antidilutive. See Note 6 for details on the 2020 Debentures.
(4) The Company has not presented the dilutive effect of the Extension Debentures using the if-converted method in the calculation of diluted loss per share for the nine months ended November 30, 2023, as to do so would be antidilutive. See Note 6 for details on the Extension Debentures.
(5) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three and nine months ended November 30, 2023 and November 30, 2022, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three and nine months ended November 30, 2023 and November 30, 2022 were as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Cash Flow Hedges
Balance, beginning of period	$—	$(1)	$(1)	$—
Other comprehensive loss before reclassification	—	(2)	1	(3)
Amounts reclassified from AOCL into net loss	—	2	—	2
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$—	$(1)	$—	$(1)
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(14)	$(20)	$(16)	$(10)
Other comprehensive income (loss)	1	1	3	(9)
Foreign currency cumulative translation adjustment	$(13)	$(19)	$(13)	$(19)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(6)	$(6)	$(6)	$(8)
Other comprehensive income before reclassification	—	1	—	3
Amounts reclassified from AOCL into net loss	6	—	6	—
Change in fair value from instruments-specific credit risk on Debentures	$—	$(5)	$—	$(5)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(1)	$(1)	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(14)	$(26)	$(14)	$(26)

10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $25 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of November 30, 2023. See the discussion of restricted cash in Note 3.
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
As of November 30, 2023, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits and one individual lawsuit were filed against the Company and certain of its former officers in various jurisdictions in the U.S. and Canada alleging that the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and business prospects and that certain of the Company’s financial statements contain material misstatements. The individual lawsuit was voluntarily dismissed and the consolidated U.S. class actions was settled; see “Litigation Settlement” below in this Note 10.
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
Other contingencies
As at November 30, 2023, the Company has recognized $17 million (February 28, 2023 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

(c)Litigation Settlement
On April 6, 2022, through a mediator, the Company agreed in principle to pay $165 million to settle the U.S. consolidated actions (see “Litigation” above in this Note 10). The Stipulation of Settlement was executed effective June 7, 2022. On June 29, 2022, the Company paid $1 million of the settlement amount. The remaining $164 million was paid on September 6, 2022. On September 29, 2022, the Court granted final approval of the settlement and entered final judgment.
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
11.    REVENUE AND SEGMENT DISCLOSURES
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance as a source of the Company’s reportable operating segments. The CODM, who is the Executive Chair and interim CEO of the Company, makes decisions and assesses the performance of the Company using three operating segments.
The CODM does not evaluate operating segments using discrete asset information. The Company does not specifically allocate assets to operating segments for internal reporting purposes.
Segment Disclosures
The Company is organized and managed as three operating segments: Cybersecurity, IoT, and Licensing and Other.
The following table shows information by operating segment for the three and nine months ended November 30, 2023 and November 30, 2022:

	For the Three Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Segment revenue	$114	$106	$55	$51	$6	$12	$175	$169
Segment cost of sales	37	46	9	10	1	4	47	60
Segment gross margin (1)	$77	$60	$46	$41	$5	$8	$128	$109

	For the Nine Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Segment revenue	$286	$330	$149	$153	$245	$22	$680	$505
Segment cost of sales	110	149	26	27	150	8	286	184
Segment gross margin (1)	$176	$181	$123	$126	$95	$14	$394	$321
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
The following table reconciles total segment gross margin for the three and nine months ended November 30, 2023 and November 30, 2022 to the Company’s consolidated totals:

	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Total segment gross margin	$128	$109	394	$321
Adjustments (1):
Less: Stock compensation	1	—	3	2
Less:
Research & development	42	52	146	159
Selling, marketing and administration	85	89	258	257
Amortization	13	26	42	78
Impairment of long-lived assets	11	—	11	4
Gain on sale of property, plant and equipment, net	—	—	—	(6)
Debentures fair value adjustment	(13)	(56)	3	(112)
Litigation settlement	—	—	—	165
Investment income (loss), net	(5)	(2)	(15)	1
Consolidated loss before income taxes	$(6)	$—	$(54)	$(227)
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
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to intellectual property sold. As at November 30, 2023, the remaining financing component on the patent sale was $12 million and will be recognized as interest income over the payment terms.
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
North America (1)	$77	$92	$466	$266
Europe, Middle East and Africa	50	55	126	176
Other regions	48	22	88	63
Total	$175	$169	$680	$505

North America (1)	44.0%	54.5%	68.5%	52.7%
Europe, Middle East and Africa	28.6%	32.5%	18.6%	34.9%
Other regions	27.4%	13.0%	12.9%	12.4%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Products and services transferred over time	$80	$88	$245	$281
Products and services transferred at a point in time	95	81	435	224
Total	$175	$169	$680	$505
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the nine months ended November 30, 2023:

	Accounts and Other Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2023	$120	$215	$17
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	722	428	24
Decrease due to payment, fulfillment of performance obligations, or other	(604)	(441)	(20)
Increase (decrease), net	118	(13)	4
Closing balance as at November 30, 2023	$238	$202	$21

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at November 30, 2023 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the patent sale to Malikie, which have been constrained based on the Company’s accounting policies and critical accounting estimates as described in Note 1 and under “Patent Sale” in this Note 11.

	As at November 30, 2023
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$183	$9	$10	$202
Revenue recognized for performance obligations satisfied in prior periods
For the three and nine months ended November 30, 2023, $1 million and $32 million of revenue, respectively, was recognized relating to performance obligations satisfied in a prior period as a result of certain variable consideration no longer being subject to constraint (three and nine months ended November 30, 2022 - nil and $1 million).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	November 30, 2023		February 28, 2023
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$83	$357	$98	$375
United States	711	936	742	1,208
Other	29	107	27	96
	$823	$1,400	$867	$1,679
Information About Major Customers
There was one customer that comprised 15% of the Company’s revenue in the three months ended November 30, 2023 and one customer that comprised 33% of the Company’s revenue in the nine months ended November 30, 2023 due to the completed Malikie Transaction (three and nine months ended November 30, 2022 - one customer that comprised 11% and 14% of the Company’s revenue, respectively).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

12.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Interest paid during the period	$1	$2	$5	$5
Income taxes paid during the period	1	—	5	2
Income tax refunds received during the period	—	5	—	5
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2024 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2023, approximately 13% of cash and cash equivalents, 36% of accounts receivable and 48% of accounts payable were denominated in foreign currencies (February 28, 2023 – 19%, 24% and 36%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company has also issued Debentures with a fixed interest rate, as described in Note 6. The fair value of the Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the Debentures.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 4. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at November 30, 2023, no single issuer represented more than 35% of the total cash, cash equivalents and investments (February 28, 2023 - no single issuer represented more than 12% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the counterparties on a daily basis, subject to exposure and transfer thresholds. As at November 30, 2023, the Company had no collateral posted or held with counterparties (February 28, 2023 - $1 million in collateral held).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Liquidity risk
Cash, cash equivalents, and investments were approximately $271 million as at November 30, 2023. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. The Company has experienced recent operating losses and the Extension Debentures will mature on February 15, 2024, with an option for the parties to extend the maturity date to May 15, 2024, by mutual agreement, as described above in Note 6, but the Company has the ability to access other potential financing arrangements on commercially reasonable terms. Taking these factors into account and based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities and access to other potential financing arrangements, are expected to be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and nine months ended November 30, 2023, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2023 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Additional information about the Company, which is included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2023 (the “Annual Report”), can be found on SEDAR+ at www.sedarplus.ca and on the SEC’s website at www.sec.gov.
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
•the Company’s expectations with respect to enhancing shareholder value through the full separation of its principal business units;
•the Company’s expectations with respect to the impact of macroeconomic and other external factors on its results of operations and financial condition;
•the Company’s expectations with respect to its billings, revenue, operating expense composition, non-GAAP EPS and cash flow usage in fiscal 2024;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview - Strategy”, “Business Overview - Products and Services”, “Business Overview - Strategic Review of Businesses”, “Business Overview - Macroeconomic Factors”, “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended November 30, 2023 compared to the three months ended November 30, 2022 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended November 30, 2023 compared to the three months ended November 30, 2022 - Gross Margin by Segment“, “Results of Operations - Three months ended November 30, 2023 compared to the three months ended November 30, 2022 - Operating Expenses”, “Results of Operations - Three months ended November 30, 2023 compared to the three months ended November 30, 2022 - Net Income (Loss)” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, the Company’s expectations regarding its financial performance, the Company’s expectations regarding its ability to repay at maturity or possibly refinance the Extension Debentures (defined below), and the Company’s expectations regarding the strategic review of its businesses. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report, and: (i) risk that the proposed business unit separation may disrupt the Company’s operations or adversely impact its relationships with business partners and customers and its ability to attract and retain key employees; and (ii) risk that the Company may not be able to complete a successful business unit separation in a timely manner, or at all.
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
The Company’s goal is to offer smarter security solutions that are more effective, require fewer resources to support and produce a better return on investment for customers than competing offerings. To achieve this vision, the Company continues to extend the functionality of its AI-focused BlackBerry Spark® software platform and safety-certified QNX® Neutrino® real time operating system and is commercializing its BlackBerry IVY® intelligent vehicle data platform.
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
Recent Developments
The Company continued to execute on its strategy in fiscal 2024 and announced the following significant achievements during and subsequent to the most recent quarter:
Products and Innovation:
•Launched a generative AI-powered cybersecurity assistant to increase efficiency and reduce fatigue for CISO teams; and
•Announced enhancements to BlackBerry SecuSUITE® for Government, including encrypted video and group audio calls.
Customers and Partners:
•Announced a significant, multi-year deal to provide full suite of cybersecurity solutions to the Government of Malaysia; and
•Announced that the United States Department of Homeland Security awarded a new PENS (personal emergency notification system) contract to BlackBerry, utilizing BlackBerry® AtHoc® critical event management (CEM) solution.
Environmental, Sustainability and Corporate Governance:
•Appointed John Giamatteo, President of BlackBerry’s Cybersecurity division, as Chief Executive Officer.

Strategic Review of Businesses
On May 1, 2023, the Company announced that the Board would initiate a review of the Company’s portfolio of businesses, with the assistance of its financial advisors, as the Board considered strategic alternatives to drive enhanced shareholder value. On October 4, 2023, the Company announced its intention to separate the IoT and Cybersecurity business units with a view to pursuing a subsidiary initial public offering (“Sub-IPO”) for the IoT business. On December 11, 2023, the Company announced that it had reassessed its strategy and will no longer pursue a Sub-IPO but intends to pursue a full separation of the IoT and Cybersecurity businesses, including the separation and streamlining of the Company’s centralized corporate functions into business-unit specific teams, with a view to establishing each business as an independently-operated, profitable and cashflow-positive division.
Chief Executive Officer (“CEO”) Succession
On November 3, 2023, John Chen retired from his roles as Executive Chair and CEO of the Company, aligning with the terms of his employment contract. Existing Board member Richard (Dick) Lynch succeeded Mr. Chen as Board Chair and served as interim CEO of the Company from November 4, 2023 until the appointment of John J. Giamatteo as CEO and as a member of the Board, effective December 11, 2023. Mr. Giamatteo has served as the President of BlackBerry’s Cybersecurity business unit since October 2021 and has over 30 years of experience with global technology companies. Prior to BlackBerry he was President and Chief Revenue Officer at McAfee. Before that, Mr. Giamatteo served as Chief Operating Officer at AVG Technologies. He also held leadership positions with Solera, RealNetworks and Nortel Networks.
Patent Sale
On May 11, 2023, the Company completed its previously announced patent sale with Malikie Innovations Limited and sold certain non-core patent assets for $170 million in cash on closing, an additional $30 million in cash by no later than the third anniversary of closing and potential future royalties in the aggregate amount of up to $700 million (the “Malikie Transaction”).
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to non-core intellectual property sold. The revenue recognized reflects the application of the Company’s accounting policies and critical accounting estimates, as described in Note 1 to the Consolidated Financial Statements, which resulted in a substantial majority of the potential future royalties from the Malikie Transaction being constrained until future periods. In evaluating the Malikie Transaction, the Company considered estimates of value, among other factors, which are not fully reflected when applying the principles of revenue recognition, such as the variable consideration constraint that is recognized at the inception of the Malikie Transaction. Accordingly, amounts initially recognized in the first quarter of fiscal 2024 do not reflect the full fair value of the overall transaction as determined by the Company. Additional variable consideration is expected to be recognized in future quarters, as determined quarterly based on the revenue recognition accounting framework. See Note 11 to the Consolidated Financial Statements.
Debt Repayment and New Issuance
On November 13, 2023, the Company repaid all amounts due upon the maturity of its outstanding 1.75% unsecured convertible debentures (the “2020 Debentures”) for an aggregate amount of $365 million. On November 17, 2023, the Company issued an aggregate of $150 million principal amount of new 1.75% extendable unsecured convertible debentures maturing on February 15, 2024 (the “Extension Debentures” and collectively with the 2020 Debentures, the “Debentures”), with an option for the parties to extend the maturity date to May 15, 2024 by mutual agreement, to certain controlled affiliates of Fairfax Financial Holdings Limited (“Fairfax”) on a private placement basis. The Extension Debentures have terms that are substantially similar to those of the 2020 Debentures. Interest expense on the Extension Debentures will be approximately $1 million for the period from issuance to February 15, 2024. See Note 6 to the Consolidated Financial Statements for a description of the terms of the Extension Debentures.
Macroeconomic Factors
Economic uncertainty, customer budgetary constraints, auto industry labor disruptions and inflation, as well as higher interest rates implemented in response to inflation and resulting fears of recession, may negatively impact supply and consumer demand for automobiles and have contributed to longer sales cycles for cybersecurity solutions. These conditions have adversely affected, and may continue to adversely affect, the Company’s business and results of operations. The Company does not believe that inflation had a material effect on its operations during first nine months of fiscal 2024.
Third Quarter Fiscal 2024 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended November 30, 2023 compared to the quarter ended November 30, 2022 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	November 30, 2023	November 30, 2022	Change
Revenue	$175	$169	$6
Gross margin	127	109	18
Operating expenses	138	111	27
Investment income, net	5	2	3
Loss before income taxes	(6)	—	(6)
Provision for income taxes	15	4	11
Net loss	$(21)	$(4)	$(17)
Loss per share - reported
Basic	$(0.04)	$(0.01)
Diluted	$(0.05)	$(0.09)

Weighted-average number of shares outstanding (000’s)
Basic	584,331	578,948
Diluted (1)	638,470	639,781
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the third quarter of fiscal 2024 and third quarter of 2023 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.

The following tables show information by operating segment for the three and nine months ended November 30, 2023 and November 30, 2022. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker for making decisions and assessing performance of the Company’s reportable operating segments. See Note 11 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$114	$106	$8	$55	$51	$4	$6	$12	$(6)	$175	$169	$6
Segment cost of sales	37	46	(9)	9	10	(1)	1	4	(3)	47	60	(13)
Segment gross margin	$77	$60	$17	$46	$41	$5	$5	$8	$(3)	$128	$109	$19

	For the Nine Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$286	$330	$(44)	$149	$153	$(4)	$245	$22	$223	$680	$505	$175
Segment cost of sales	110	149	(39)	26	27	(1)	150	8	142	286	184	102
Segment gross margin	$176	$181	$(5)	$123	$126	$(3)	$95	$14	$81	$394	$321	$73
The following tables reconcile the Company’s segment results for the three and nine months ended November 30, 2023 to consolidated U.S. GAAP results:

	For the Three Months Ended November 30, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$114	$55	$6	$175	$—	$175
Cost of sales	37	9	1	47	1	48
Gross margin (1)	$77	$46	$5	$128	$(1)	$127
Operating expenses					138	138
Investment income, net					(5)	(5)
Loss before income taxes						$(6)

	For the Nine Months Ended November 30, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$286	$149	$245	$680	$—	$680
Cost of sales	110	26	150	286	3	289
Gross margin (1)	$176	$123	$95	$394	$(3)	$391
Operating expenses					460	460
Investment income, net					(15)	(15)
Loss before income taxes						$(54)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and nine months ended November 30, 2023.

The following tables reconcile the Company’s segment results for the three and nine months ended November 30, 2022 to consolidated U.S. GAAP results:

	For the Three Months Ended November 30, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$106	$51	$12	$169	$—	$169
Cost of sales	46	10	4	60	—	60
Gross margin (1)	$60	$41	$8	$109	$—	$109
Operating expenses					111	111
Investment income, net					(2)	(2)
Loss before income taxes						$—

	For the Nine Months Ended November 30, 2022
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$330	$153	$22	$505	$—	$505
Cost of sales	149	27	8	184	2	186
Gross margin (1)	$181	$126	$14	$321	$(2)	$319
Operating expenses					545	545
Investment loss, net					1	1
Loss before income taxes						$(227)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and nine months ended November 30, 2022.
Financial Highlights
The Company had $271 million in cash, cash equivalents and investments as of November 30, 2023 (February 28, 2023 - $487 million).
In the third quarter of fiscal 2024, the Company recognized revenue of $175 million and incurred a net loss of $21 million, or $0.04 basic loss per share and $0.05 diluted loss per share on a U.S. GAAP basis (third quarter of fiscal 2023 - revenue of $169 million and net loss of $4 million, or $0.01 basic loss per share and $0.09 diluted loss per share).
The Company recognized adjusted net income of $3 million, and adjusted earnings of $0.01 per share, on a non-GAAP basis in the third quarter of fiscal 2024 (third quarter of fiscal 2023 - adjusted net loss of $30 million, and adjusted loss of $0.05 per share). See “Non-GAAP Financial Measures” below.
Debentures Fair Value Adjustment
As previously disclosed, the Company elected the fair value option to account for the Debentures; therefore, periodic revaluation has been and continues to be required under U.S. GAAP. The fair value adjustment does not impact the terms of the Debentures such as the face value or the conversion price.
As at November 30, 2023, the fair value of the Debentures was approximately $150 million, which approximates the principal amount of the Extension Debentures. For the three months ended November 30, 2023, the Company recorded non-cash income relating to changes in fair value of the 2020 Debentures of $18 million (pre-tax and after tax) and realized a non-cash charge relating to changes in fair value from credit components released from AOCL on maturity of the 2020 Debentures of $6 million (pre-tax and after tax) (the “Q3 Fiscal 2024 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. For the nine months ended November 30, 2023 the Company recorded non-cash income relating to changes in fair value of the 2020 Debentures of $2 million (pre-tax and after tax) and realized a non-cash charge relating to changes in fair value from credit components released from AOCL on maturity of the 2020 Debentures of $6 million (the “Fiscal 2024 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. See Note 6 to the Consolidated Financial Statements for further details on the Debentures.

Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On December 20, 2023, the Company announced financial results for the three and nine months ended November 30, 2023, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
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
•Long-lived asset impairment charge. The Company believes that long-lived asset impairment charges do not reflect expected future cash operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended November 30, 2023 and November 30, 2022
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted income (loss) per share, adjusted research and development expense, adjusted selling, marketing and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended November 30, 2023 and November 30, 2022 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2023	November 30, 2022
Gross margin	$127	$109
Stock compensation expense	1	—
Adjusted gross margin	$128	$109

Gross margin %	72.6%	64.5%
Stock compensation expense	0.5%	—%
Adjusted gross margin %	73.1%	64.5%
Reconciliation of U.S. GAAP operating expense for the three months ended November 30, 2023, August 31, 2023 and November 30, 2022 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2023	August 31, 2023	November 30, 2022
Operating expense	$138	$132	$111
Restructuring charges	9	3	—
Stock compensation expense	7	10	8
Debentures fair value adjustment (1)	(13)	(6)	(56)
Acquired intangibles amortization	9	10	22
LLA impairment charge	11	1	—
Adjusted operating expense	$115	$114	$137
______________________________
(1) See “Third Quarter Fiscal 2024 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”
Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended November 30, 2023 and November 30, 2022 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	November 30, 2023		November 30, 2022
		Basic earnings (loss) per share		Basic loss per share
Net loss	$(21)	$(0.04)	$(4)	$(0.01)
Restructuring charges	9		—
Stock compensation expense	8		8
Debentures fair value adjustment	(13)		(56)
Acquired intangibles amortization	9		22
LLA impairment charge	11		—
Adjusted income (loss)	$3	$0.01	$(30)	$(0.05)

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended November 30, 2023 and November 30, 2022 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2023	November 30, 2022
Research and development	$42	$52
Stock compensation expense	2	2
Adjusted research and development	$40	$50

Selling, marketing and administration	$85	$89
Restructuring charges	9	—
Stock compensation expense	5	6
Adjusted selling, marketing and administration	$71	$83

Amortization	$13	$26
Acquired intangibles amortization	9	22
Adjusted amortization	$4	$4
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the three months ended November 30, 2023 and November 30, 2022 are reflected in the table below.

For the Three Months Ended (in millions)	November 30, 2023	November 30, 2022
Operating loss	$(11)	$(2)
Non-GAAP adjustments to operating loss
Restructuring charges	9	—
Stock compensation expense	8	8
Debentures fair value adjustment	(13)	(56)
Acquired intangibles amortization	9	22
LLA impairment charge	11	—
Total non-GAAP adjustments to operating loss	24	(26)
Adjusted operating income (loss)	13	(28)
Amortization	14	28
Acquired intangibles amortization	(9)	(22)
Adjusted EBITDA	$18	$(22)

Revenue	$175	$169
Adjusted operating income (loss) margin % (1)	7%	(17%)
Adjusted EBITDA margin % (2)	10%	(13%)
______________________________
(1) Adjusted operating income (loss) margin % is calculated by dividing adjusted operating income (loss) by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the nine months ended November 30, 2023 and November 30, 2022.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the nine months ended November 30, 2023 and November 30, 2022 to adjusted financial measures is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2023	November 30, 2022
Gross margin	$391	$319
Stock compensation expense	3	2
Adjusted gross margin	$394	$321

Gross margin %	57.5%	63.2%
Stock compensation expense	0.4%	0.4%
Adjusted gross margin %	57.9%	63.6%

Reconciliation of U.S. GAAP operating expense for the nine months ended November 30, 2023 and November 30, 2022 to adjusted operating expense is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2023	November 30, 2022
Operating expense	$460	$545
Restructuring charges	17	4
Stock compensation expense	25	19
Debentures fair value adjustment	3	(112)
Acquired intangibles amortization	29	67
LLA impairment charge	11	4
Litigation settlement	—	165
Adjusted operating expense	$375	$398
______________________________
(1) See “Third Quarter Fiscal 2024 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the nine months ended November 30, 2023 and November 30, 2022 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Nine Months Ended (in millions, except per share amounts)	November 30, 2023		November 30, 2022
		Basic earnings (loss) per share		Basic loss per share
Net loss	$(74)	$(0.13)	$(239)	$(0.41)
Restructuring charges	17		4
Stock compensation expense	28		21
Debentures fair value adjustment	3		(112)
Acquired intangibles amortization	29		67
LLA impairment charge	11		4
Litigation settlement	—		165
Adjusted net income (loss)	$14	$0.02	$(90)	$(0.16)

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2023 and November 30, 2022 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2023	November 30, 2022
Research and development	$146	$159
Stock compensation expense	6	6
Adjusted research and development	$140	$153

Selling, marketing and administration	$258	$257
Restructuring charges	17	4
Stock compensation expense	19	13
Adjusted selling, marketing and administration	$222	$240

Amortization	$42	$78
Acquired intangibles amortization	29	67
Adjusted amortization	$13	$11
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the nine months ended November 30, 2023 and November 30, 2022 are reflected in the table below.

For the Nine Months Ended (in millions)	November 30, 2023	November 30, 2022
Operating loss	$(69)	$(226)
Non-GAAP adjustments to operating loss
Restructuring charges	17	4
Stock compensation expense	28	21
Debentures fair value adjustment	3	(112)
Acquired intangibles amortization	29	67
LLA impairment charge	11	4
Litigation settlement	—	165
Total non-GAAP adjustments to operating loss	88	149
Adjusted operating income (loss)	19	(77)
Amortization	46	85
Acquired intangibles amortization	(29)	(67)
Adjusted EBITDA	$36	$(59)

Revenue	$680	$505
Adjusted operating income (loss) margin % (1)	3%	(15%)
Adjusted EBITDA margin % (2)	5%	(12%)
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
Reconciliation of U.S. GAAP net cash used in operating activities for the three months ended November 30, 2023 and November 30, 2022 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2023	November 30, 2022
Net cash used in operating activities	$(31)	$(185)
Acquisition of property, plant and equipment	(2)	(1)
Free cash flow (usage)	$(33)	$(186)
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
Comparative breakdowns of certain key metrics for the three months ended or as at November 30, 2023 and November 30, 2022 are set forth below.

For the Three Months Ended (in millions)	November 30, 2023	November 30, 2022	Change
Cybersecurity Annual Recurring Revenue	$273	$313	$(40)
Cybersecurity Dollar-Based Net Retention Rate	82%	84%	(2%)
Cybersecurity Total Contract Value Billings	$109	$103	$6
Recurring Software Product Revenue	~ 70%	~ 80%	(10%)
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Cybersecurity business.
Cybersecurity ARR was approximately $273 million as at November 30, 2023 and decreased compared to $279 million as at August 31, 2023 and decreased compared to $313 million as at November 30, 2022.
The Company previously stated that it expected Cybersecurity ARR to return to sequential growth in the second half of fiscal 2024. The Company no longer expects to meet this due to a reassessment of the likelihood of closing certain large government deals at the values previously expected, if at all. The Company now expects ARR in the fourth quarter of fiscal 2024 to be broadly consistent with the third quarter of fiscal 2024 and to return to growth in fiscal 2025.
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
Cybersecurity DBNRR was 82% as at November 30, 2023 and increased compared to 81% as at August 31, 2023 and decreased compared to 84% as at November 30, 2022.
Total Contract Value Billings
The Company defines TCV billings as amounts invoiced less credits issued. The Company considers TCV billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Cybersecurity TCV billings was $109 million for the three months ended November 30, 2023 and increased compared to $74 million for the three months ended August 31, 2023 and $103 million for the three months ended November 30, 2022.

The Company previously stated that it expected Cybersecurity TCV billings for fiscal 2024 to be in the range of $430 million to $480 million. The Company no longer expects to meet this guidance due to a reassessment of the likelihood of closing certain large government deals at the values previously expected, if at all.
The Company expects Cybersecurity TCV billings to continue to exceed Cybersecurity revenue in fiscal 2024.
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
Total Software and Services product revenue, excluding professional services, was approximately 70% recurring for the three months ended November 30, 2023 and decreased compared to approximately 90% recurring for the three months ended August 31, 2023 due to product mix and decreased compared to approximately 80% for the three months ended November 30, 2022, also due to product mix.
Results of Operations - Three months ended November 30, 2023 compared to the three months ended November 30, 2022
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	November 30, 2023	November 30, 2022	Change
Revenue by Segment
Cybersecurity	$114	$106	$8
IoT	55	51	4
Licensing and Other	6	12	(6)
	$175	$169	$6

% Revenue by Segment
Cybersecurity	65.2%	62.7%
IoT	31.4%	30.2%
Licensing and Other	3.4%	7.1%
	100.0%	100.0%

Cybersecurity
The increase in Cybersecurity revenue of $8 million was primarily due to an increase of $20 million relating to product revenue in Secusmart, partially offset by a decrease of $11 million relating to product revenue in BlackBerry Spark and a decrease of $2 million in professional services.
The Company previously stated that it expected Cybersecurity revenue for fiscal 2024 as a whole to be in the range of $425 million to $450 million. The expectation was dependent, in part, on the Company closing a certain set of large government deals in the second half of fiscal 2024. The Company now expects Cybersecurity revenue for fiscal 2024 as a whole to be in the range of $369 million to $374 million due to a reassessment of the likelihood of closing certain large government deals at the values previously expected, if at all.
The Company expects Cybersecurity revenue in the fourth quarter of fiscal 2024 to be in the range of $83 million to $88 million.
The Company previously stated that it was targeting Cybersecurity revenue for fiscal 2026 as a whole to be in the range of $540 million to $590 million. The Company no longer expects to meet this target due to the actual and expected performance of Cybersecurity for fiscal 2024.
IoT
The increase in IoT revenue of $4 million was primarily due to an increase of $6 million in BlackBerry QNX royalty revenue and an increase of $1 million in professional services, partially offset by a decrease of $3 million in BlackBerry QNX development seat revenue.
The Company previously stated that it expected IoT revenue to grow sequentially in the third quarter of fiscal 2024. IoT revenue increased in the third quarter of fiscal 2024 compared to the second quarter of fiscal 2024.
The Company previously stated that it expected IoT revenue to be in the range of $225 million to $240 million for fiscal 2024 as a whole primarily due to the rescheduling of software development programs and production timelines at certain large OEM customers and uncertainty in the macroeconomic environment. The Company now expects IoT revenue to be in the range of $211 million to $215 million for fiscal 2024 as a whole primarily due to a number of industry-level factors including the impact of labor disputes on automotive production volumes and further rescheduling of software development programs at certain large automakers.
The Company expects IoT revenue in the fourth quarter of fiscal 2024 to be in the range of $62 million to $66 million and to be higher than in any previous quarter.
The Company previously stated that it expected total Software & Services revenue, excluding potential revenue from BlackBerry IVY, to be in the range of $650 million and $690 million for fiscal 2024 as a whole due to changes in expectations in IoT revenue for fiscal 2024 as a whole. The Company now expects total Software & Services revenue, excluding potential revenue from BlackBerry IVY, to be in the range of $580 million and $589 million for fiscal 2024 as a whole due to changes in expectations in Cybersecurity and IoT revenue for fiscal 2024 as a whole.
The Company previously stated that it was targeting IoT revenue, excluding potential revenue from BlackBerry IVY, to be in the range of $340 million and $370 million for fiscal 2026 as a whole. The Company no longer expects to meet this target due to the actual and expected performance of IoT for fiscal 2024.
The Company previously stated that it was targeting total Software & Services revenue, excluding potential revenue from BlackBerry IVY, to be in the range of $880 million and $960 million for fiscal 2026 as a whole. The Company no longer expects to meet this target due to the actual and expected performance of Cybersecurity and IoT for fiscal 2024.

Licensing and Other
The decrease in Licensing and Other revenue of $6 million was primarily due to a decrease of $6 million in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected revenue from intellectual property licensing to be approximately $5 million per quarter in fiscal 2024, excluding the Malikie Transaction. Revenue from intellectual property licensing was approximately $6 million excluding the Malikie Transaction.
The Company expects total BlackBerry revenue in the fourth quarter of fiscal 2024 to be in the range of $150 million to $159 million.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	November 30, 2023	November 30, 2022	Change
Revenue by Geography
North America	$77	$92	$(15)
Europe, Middle East and Africa	50	55	(5)
Other regions	48	22	26
	$175	$169	$6

% Revenue by Geography
North America	44.0%	54.5%
Europe, Middle East and Africa	28.6%	32.5%
Other regions	27.4%	13.0%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $15 million was primarily due to a decrease of $9 million relating to product revenue in BlackBerry Spark and a decrease of $6 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $5 million was primarily due to a decrease of $6 million relating to product revenue in Secusmart, a decrease of $2 million in product revenue in BlackBerry Spark and a decrease of $2 million in professional services, partially offset by an increase of $5 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
The increase in Other regions revenue of $26 million was primarily due to an increase of $26 million relating to product revenue in Secusmart and an increase of $2 million in professional services, partially offset by a decrease of $2 million in QNX development seat revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $18 million to approximately $127 million in the third quarter of fiscal 2024 (third quarter of fiscal 2023 - $109 million). The increase was primarily due to an increase in revenue from Secusmart and BlackBerry QNX, partially offset by a decrease in revenue from BlackBerry Spark due to the reasons discussed above in “Revenue by Segment”, as much of the Company’s product cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 8.1% to approximately 72.6% of consolidated revenue in the third quarter of fiscal 2024 (third quarter of fiscal 2023 - 64.5%). The increase was primarily due to a change in mix, specifically a higher gross margin contribution from Secusmart software licenses, which have a higher relative gross margin percentage in the third quarter of fiscal 2024 as it included a higher portion of software revenue relative to hardware revenue, and a lower gross margin contribution from BlackBerry Spark, which has a lower relative gross margin percentage.
Gross Margin by Segment
See “Third Quarter Fiscal 2024 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$114	$106	$8	$55	$51	$4	$6	$12	$(6)	$175	$169	$6
Segment cost of sales	37	46	(9)	9	10	(1)	1	4	(3)	47	60	(13)
Segment gross margin	$77	$60	$17	$46	$41	$5	$5	$8	$(3)	$128	$109	$19
Segment gross margin %	68%	57%	11%	84%	80%	4%	83%	67%	16%	73%	64%	9%
Cybersecurity
The increase in Cybersecurity gross margin of $17 million was primarily due to the reasons discussed above in “Revenue by Segment”, a decrease of $6 million in infrastructure costs and a change in mix, specifically a higher gross margin contribution from Secusmart software licenses, which had a higher relative gross margin percentage.
The increase in Cybersecurity gross margin percentage of 11% was primarily due to the same reasons discussed above.
The Company previously stated that it expected the gross margin percentage for Cybersecurity to increase by between 4% and 6% by fiscal 2026. The Company no longer expects to meet this guidance due to the actual and expected performance of Cybersecurity for fiscal 2024.
IoT
The increase in IoT gross margin of $5 million was primarily due to the reasons discussed above in “Revenue by Segment” and a change in mix, specifically a higher gross margin contribution from BlackBerry QNX royalty revenue, which had a higher relative gross margin percentage.
The increase in IoT gross margin percentage of 4% was primarily due a change in mix, specifically a higher gross margin contribution from BlackBerry QNX royalty revenue, which had a higher relative gross margin percentage.
The Company previously stated that it expected the gross margin for IoT to increase in the long term due to a change in revenue mix. The Company no longer expects to meet this guidance due to the actual and expected performance of IoT for fiscal 2024.
Licensing and Other
The decrease in Licensing and Other gross margin of $3 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $3 million in patent costs included in cost of sales in the third quarter of fiscal 2023, which did not recur.
The increase in Licensing and Other gross margin percentage of 16% was primarily due to a decrease of $3 million in patent costs included in cost of sales in the third quarter of fiscal 2023, which did not recur.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expenses for the quarter ended November 30, 2023, compared to the quarter ended August 31, 2023 and the quarter ended November 30, 2022. The Company believes it is meaningful to provide a sequential comparison between the third quarter of fiscal 2024 and the second quarter of fiscal 2024.

	For the Three Months Ended (in millions)
	November 30, 2023	August 31, 2023	November 30, 2022
Revenue	$175	$132	$169
Operating expenses
Research and development	42	50	52
Selling, marketing and administration	85	73	89
Amortization	13	14	26
Impairment of long-lived assets	11	1	—
Debentures fair value adjustment	(13)	(6)	(56)
Total	$138	$132	$111

Operating Expenses as % of Revenue
Research and development	24.0%	37.9%	30.8%
Selling, marketing and administration	48.6%	55.3%	52.7%
Amortization	7.4%	10.6%	15.4%
Impairment of long-lived assets	6.3%	0.8%	—%
Debentures fair value adjustment	(7.4%)	(4.5%)	(33.1%)
Total	78.9%	100.0%	65.7%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended November 30, 2023, August 31, 2023 and November 30, 2022.
U.S. GAAP Operating Expenses
Operating expenses increased by $6 million, or 4.5%, in the third quarter of fiscal 2024, compared to the second quarter of fiscal 2024 primarily due to a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the second quarter of fiscal 2024 which did not recur, an increase of $10 million in impairment of long-lived assets and an increase of $6 million in restructuring costs, partially offset by the difference between the Q3 Fiscal 2024 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the second quarter of fiscal 2024 of $7 million, a decrease of $6 million in variable incentive plan costs, a decrease of $5 million in salaries and benefits expenses and a decrease of $4 million in the Company’s deferred share unit costs.
Operating expenses increased by $27 million, or 24.3%, in the third quarter of fiscal 2024, compared to the third quarter of fiscal 2023 primarily due to the difference between the Q3 Fiscal 2024 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the third quarter of fiscal 2023 of $43 million, an increase of $10 million in impairment of long-lived assets and an increase of $9 million in restructuring costs, partially offset by a decrease of $13 million in amortization costs, a decrease of $11 million in variable incentive plan costs, a decrease of $7 million in salaries and benefits expenses and a benefit of $3 million related to a litigation settlement.
The Company expects sales and marketing expense to be approximately 26% to 28% of revenue, research and development 29% to 31% of revenue, and general and administration, excluding amortization, to be approximately 19% to 21% of revenue in the fourth quarter of fiscal 2024.

Adjusted Operating Expenses
Adjusted operating expenses increased by $1 million, or 0.9%, to $115 million in the third quarter of fiscal 2024 compared to $114 million in the second quarter of fiscal 2024. The increase was primarily due to a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the second quarter of fiscal 2024 which did not recur, partially offset by a decrease of $6 million in variable incentive plan costs, a decrease of $5 million in salaries and benefits expenses and a decrease of $4 million in the Company’s deferred share unit costs.
Adjusted operating expenses decreased by $22 million, or 16.1%, to $115 million in the third quarter of fiscal 2024, compared to $137 million in the third quarter of fiscal 2023. The decrease was primarily due to a decrease of $11 million in variable incentive plan costs, a decrease of $7 million in salaries and benefits expenses and a benefit of $3 million related to a litigation settlement.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $10 million, or 19.2%, in the third quarter of fiscal 2024 compared to $52 million in the third quarter of fiscal 2023 primarily due to a decrease of $4 million in salaries and benefits expenses, a decrease of $4 million in variable incentive plan costs and a decrease of $1 million in consulting costs.
Adjusted research and development expenses decreased by $10 million, or 20.0%, to $40 million in the third quarter of fiscal 2024, compared to $50 million in the third quarter of fiscal 2023. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses decreased by $4 million, or 4.5%, in the third quarter of fiscal 2024 compared to $89 million in the third quarter of fiscal 2023 primarily due to a decrease of $7 million in variable incentive plan costs, a decrease of $3 million in salaries and benefits expenses, a benefit of $3 million related to a litigation settlement and a decrease of $2 million in the Company’s deferred share unit costs, partially offset by an increase of $8 million in restructuring costs and an increase of $5 million in legal expenses.
Adjusted selling, marketing and administration expenses decreased by $12 million, or 14.5%, to $71 million in the third quarter of fiscal 2024, compared to $83 million in the third quarter of fiscal 2023. The decrease was primarily due to a decrease of $7 million in variable incentive plan costs, a decrease of $3 million in salaries and benefits expenses, a benefit of $3 million related to a litigation settlement and a decrease of $2 million in the Company’s deferred share unit costs, partially offset by an increase of $5 million in legal expenses.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended November 30, 2023 compared to the quarter ended November 30, 2022. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	November 30, 2023	November 30, 2022	Change
Property, plant and equipment	$2	$2	$—
Intangible assets	11	24	(13)
Total	$13	$26	$(13)

	Included in Cost of Sales
	November 30, 2023	November 30, 2022	Change
Property, plant and equipment	$—	$—	$—
Intangible assets	1	2	(1)
Total	$1	$2	$(1)

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $13 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense was $4 million in the third quarter of fiscal 2024, consistent with $4 million in the third quarter of fiscal 2023.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $1 million was due to the lower cost base of assets.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, was $5 million in the third quarter of fiscal 2024 and increased by $3 million from investment income, net of $2 million in the third quarter of fiscal 2023 due to interest income on significant financing components within certain revenue contracts with customers and a higher yield on cash and investments, partially offset by lower average cash and investment balances.
Income Taxes
For the third quarter of fiscal 2024, the Company’s net effective income tax expense rate was approximately 250% (third quarter of fiscal 2023 - net effective income tax expense rate was undefined due to net income before taxes of nil). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net loss for the third quarter of fiscal 2024 was $21 million, or $0.04 basic loss per share and $0.05 diluted loss per share on a U.S. GAAP basis (third quarter of fiscal 2023 - net loss of $4 million, or $0.01 basic loss per share and $0.09 diluted loss per share). The increase in net loss of $17 million was primarily due to an increase in operating expenses, as described above in “Operating Expenses” and an increase in income taxes, partially offset by an increase in revenue, as described above in “Revenue by Segment”, an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” and an increase in investment income, net.
Adjusted net income was $3 million in the third quarter of fiscal 2024 (third quarter of fiscal 2023 - adjusted net loss of $30 million). The increase in adjusted net income of $33 million was primarily due to a decrease in operating expenses as described above in “Operating Expenses”, an increase in revenue as described above in “Revenue by Segment”, an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” and an increase in investment income, net.
The Company previously stated that it expected to achieve non-GAAP profitability and to generate positive operating cash flow in the fourth quarter of fiscal 2024 and for fiscal 2024 as a whole in each case. These expectations were dependent, in part, on the Company closing a certain set of large government Cybersecurity deals in the fourth quarter of fiscal 2024. The Company no longer expects to meet this expectation due to the actual and expected performance of Cybersecurity and IoT for fiscal 2024.
The Company expects to further improve operating cash flow in the fourth quarter of fiscal 2024.
The weighted average number of shares outstanding was 584 million common shares for basic loss per share and 638 million common shares for diluted loss per share for the third quarter of fiscal 2024 (third quarter of fiscal 2023 - 579 million common shares for basic loss per share and 640 million common shares for diluted loss per share).

Results of Operations - Nine months ended November 30, 2023 compared to the nine months ended November 30, 2022
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the nine months ended November 30, 2023 and November 30, 2022:

	For the Nine Months Ended
	(in millions, except for share and per share amounts)
	November 30, 2023	November 30, 2022	Change
Revenue	$680	$505	$175
Gross margin	391	319	72
Operating expenses	460	545	(85)
Investment income (loss), net	15	(1)	16
Loss before income taxes	(54)	(227)	173
Provision for (recovery of) income taxes	20	12	8
Net loss	$(74)	$(239)	$165
Loss per share - reported
Basic	$(0.13)	$(0.41)	$0.28
Diluted	$(0.13)	$(0.54)	$0.41

Weighted-average number of shares outstanding (000’s)
Basic	583,559	577,718
Diluted (1)	583,559	638,551
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2024 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2024 and fiscal 2023 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Nine Months Ended
	(in millions)
	November 30, 2023	November 30, 2022	Change
Revenue by Segment
Cybersecurity	$286	$330	$(44)
IoT	149	153	(4)
Licensing and Other	245	22	223
	$680	$505	$175

% Revenue by Segment
Cybersecurity	42.1%	65.3%
IoT	21.9%	30.3%
Licensing and Other	36.0%	4.4%
	100.0%	100.0%

Cybersecurity
The decrease in Cybersecurity revenue of $44 million was primarily due to a decrease of $26 million relating to product revenue in BlackBerry Spark, a decrease of $9 million relating to product revenue in Secusmart and a decrease of $5 million in professional services.
IoT
The decrease in IoT revenue of $4 million was primarily due to a decrease of $8 million in professional services and a decrease of $7 million in BlackBerry QNX development seat revenue, partially offset by an increase of $10 million in BlackBerry QNX royalty revenue.
Licensing and Other
The increase in Licensing and Other revenue of $223 million was primarily due to an increase of $218 million related to the completed Malikie Transaction and an increase of $5 million in revenue from the Company’s intellectual property licensing arrangements.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Nine Months Ended
	(in millions)
	November 30, 2023	November 30, 2022	Change
Revenue by Geography
North America	$466	$266	$200
Europe, Middle East and Africa	126	176	(50)
Other regions	88	63	25
	$680	$505	$175

% Revenue by Geography
North America	68.5%	52.7%
Europe, Middle East and Africa	18.6%	34.9%
Other regions	12.9%	12.4%
	100.0%	100.0%
North America Revenue
The increase in North America revenue of $200 million was primarily due to an increase of $223 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment” and an increase of $3 million relating to product revenue in Secusmart, partially offset by a decrease of $10 million in professional services and a decrease of $14 million in product revenue in BlackBerry Spark.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $50 million was primarily due to a decrease of $40 million relating to product revenue in Secusmart, a decrease of $11 million in product revenue in BlackBerry Spark and a decrease of $4 million in BlackBerry QNX development seat revenue, partially offset by an increase of $7 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
The increase in other regions of $25 million was primarily due to an increase of $26 million relating to product revenue in Secusmart and an increase of $3 million in professional services, partially offset by a decrease in $3 million in BlackBerry QNX development seat revenue and a decrease of $1 million relating to product revenue in BlackBerry Spark.

Consolidated Gross Margin
Consolidated gross margin increased by $72 million to approximately $391 million in the first nine months of fiscal 2024 (first nine months of fiscal 2023 - $319 million). The increase was primarily due to the completed Malikie Transaction, partially offset by a decrease in revenue from BlackBerry Spark and BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”, as much of the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 5.7%, to approximately 57.5% of consolidated revenue in the first nine months of fiscal 2024 (first nine months of fiscal 2023 - 63.2%). The decrease was primarily due to a change in mix, specifically higher contribution from Licensing and Other, which had a lower gross margin percentage due to the completed Malikie Transaction, partially offset by a higher gross margin contribution from Secusmart software licenses, which had a higher relative gross margin percentage.
Gross Margin by Segment
See “Business Overview” and “Third Quarter Fiscal 2024 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Nine Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2023	2022		2023	2022		2023	2022		2023	2022
Segment revenue	$286	$330	$(44)	$149	$153	$(4)	$245	$22	$223	$680	$505	$175
Segment cost of sales	110	149	(39)	26	27	(1)	150	8	142	286	184	102
Segment gross margin	$176	$181	$(5)	$123	$126	$(3)	$95	$14	$81	$394	$321	$73
Segment gross margin %	62%	55%	7%	83%	82%	1%	39%	64%	(25%)	58%	64%	(6%)
Cybersecurity
The decrease in Cybersecurity gross margin of $5 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $13 million in infrastructure costs and a change in mix, specifically a higher gross margin contribution from Secusmart software licenses, which had a higher relative gross margin percentage.
The increase in Cybersecurity gross margin percentage of 7% was primarily due to a decrease of $13 million in infrastructure costs and a change in mix, specifically a higher gross margin contribution from Secusmart software licenses, which had a higher relative gross margin percentage.
IoT
The decrease of IoT gross margin of $3 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
The increase in IoT gross margin percentage of 1% was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other
The increase in Licensing and Other gross margin of $81 million was primarily due to the completed Malikie Transaction.
The decrease in Licensing and Other gross margin percentage of 25% was primarily due to the completed Malikie Transaction, which had a lower relative gross margin percentage due to the cost basis of the sold assets which was de-recognized.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2023, compared to the nine months ended November 30, 2022.

	For the Nine Months Ended
	(in millions)
	November 30, 2023	November 30, 2022	Change
Revenue	$680	$505	$175
Operating expenses
Research and development	146	159	(13)
Selling, marketing and administration	258	257	1
Amortization	42	78	(36)
Impairment of long-lived assets	11	4	7
Gain on sale of property, plant and equipment, net	—	(6)	6
Debentures fair value adjustment	3	(112)	115
Litigation settlement	—	165	(165)
Total	$460	$545	$(85)

Operating Expense as % of Revenue
Research and development	21.5%	31.5%
Selling, marketing and administration	37.9%	50.9%
Amortization	6.2%	15.4%
Impairment of long-lived assets	1.6%	0.8%
Gain on sale of property, plant and equipment, net	—%	(1.2)%
Debentures fair value adjustment	0.4%	(22.2)%
Litigation settlement	—%	32.7%
Total	67.6%	107.9%

See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the nine months ended November 30, 2023 and November 30, 2022.
U.S. GAAP Operating Expenses
Operating expenses decreased by $85 million, or 15.6%, in the first nine months of fiscal 2024, compared to the first nine months of fiscal 2023. The decrease was primarily due to a $165 million litigation settlement in the first nine months of fiscal 2023 which did not recur, a decrease of $36 million in amortization costs, a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business and a decrease of $14 million in salaries and benefits expenses, partially offset by the difference between the Fiscal 2024 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in the first nine months of fiscal 2023 of $115 million, an increase of $13 million in restructuring costs, an increase of $7 million in impairment of long-lived assets, a $6 million gain on sale of property, plant and equipment, net, in the first nine months fiscal 2023 which did not recur and an increase of $6 million in stock based compensation expense.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $23 million, or 5.8%, to $375 million in the first nine months of fiscal 2024, compared to $398 million the first nine months of 2023. The decrease was primarily due to a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business, a decrease of $14 million in salaries and benefits expenses and a decrease of $9 million in variable incentive plan costs, partially offset by a $6 million gain on sale of property, plant and equipment, net, in the first nine months of fiscal 2023 which did not recur, an increase of $4 million in legal expenses, a decrease in benefits of $4 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy and Hardest-Hit Business Recovery Program programs (“COVID-19 subsidies”) and an increase of $2 million in amortization costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $13 million, or 8.2%, in the first nine months of fiscal 2024, compared to the first nine months of fiscal 2023. The decrease was primarily due to a decrease of $7 million in salaries and benefits expenses, a decrease of $3 million in variable incentive plan costs and a decrease of $1 million in consulting costs.
Adjusted research and development expenses decreased by $13 million, or 8.5%, to $140 million in the first nine months of fiscal 2024, compared to $153 million in the first nine months of fiscal 2023. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Selling, Marketing and Administration Expenses
Selling, marketing and administration expenses consist primarily of marketing, advertising and promotion, salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs and travel expenses.
Selling, marketing and administration expenses increased by $1 million, or 0.4%, in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 primarily due to an increase in $12 million in restructuring costs, an increase of $6 million in stock compensation expense, an increase of $4 million in legal expenses and a decrease in benefits of $4 million in COVID-19 subsidies, partially offset by a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business and a decrease of $6 million in variable incentive plan costs.
Adjusted selling, marketing and administration expenses decreased by $18 million, or 7.5%, to $222 million in the first nine months of fiscal 2024, compared to $240 million the first nine months of fiscal 2023. The decrease was primarily due to a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business, a decrease of $6 million in variable incentive costs and a decrease of $5 million in salaries and benefits, partially offset by an increase of $4 million in legal expenses, a decrease in benefits of $4 million in COVID-19 subsidies and an increase of $2 million in the Company’s deferred share unit costs.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Nine Months Ended
	(in millions)
	Included in Operating Expense
	November 30, 2023	November 30, 2022	Change
Property, plant and equipment	$6	$7	$(1)
Intangible assets	36	71	(35)
Total	$42	$78	$(36)

	Included in Cost of Sales
	November 30, 2023	November 30, 2022	Change
Property, plant and equipment	$2	$2	$—
Intangible assets	2	5	(3)
Total	$4	$7	$(3)

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $36 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense increased by $2 million to $13 million in the first nine months of fiscal 2024 compared to $11 million in the first nine months of fiscal 2023 due to an increase in patent amortization expense included in operating expenses as a result of the decrease in revenue from the Company’s intellectual property licensing arrangements.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $3 million was due to the lower cost base of assets.
Investment Income (Loss), Net
Investment income, net, which includes the interest expense from the Debentures, was $15 million in the first nine months of fiscal 2024 and increased by $16 million from investment loss, net of $1 million in the first nine months of fiscal 2023 due to a higher yield on cash and investments and interest income on significant financing components within certain revenue contracts with customers, partially offset by lower average cash and investment balances.
Income Taxes
For the first nine months of fiscal 2024, the Company’s net effective income tax expense rate was approximately 37% (first nine months of fiscal 2023 - net effective income tax expense rate of approximately 5%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in fair value of the Debentures, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net loss for the first nine months of fiscal 2024 was $74 million, or $0.13 basic and diluted loss per share on a U.S. GAAP basis (first nine months of fiscal 2023 - net loss of $239 million, or $0.41 basic loss per share and $0.54 diluted loss per share). The decrease in net loss of $165 million was primarily due to an increase revenue as described above in “Revenue by Segment”, a decrease in operating expenses, as described above in “Operating Expenses” and an increase in investment income (loss), net, partially offset by a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $14 million in the first nine months of fiscal 2024 (first nine months of fiscal 2023 - adjusted net loss of $90 million). The increase in adjusted net income of $104 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The weighted average number of shares outstanding was 584 million for basic and diluted loss per share for the first nine months of November 30, 2023. The weighted average number of shares outstanding was 578 million for basic loss per share and 639 million for diluted loss per share for the first nine months of November 30, 2022.

Common Shares Outstanding
On December 18, 2023, there were 585 million voting common shares, options to purchase 0.3 million voting common shares, 13 million restricted share units and 2 million deferred share units outstanding. In addition, 25 million common shares are issuable upon conversion in full of the Extension Debentures as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $216 million to $271 million as at November 30, 2023 from $487 million as at February 28, 2023, primarily due to the repayment of the 2020 Debentures at maturity, partially offset by the issuance of the Extension Debentures, the completed Malikie Transaction and changes in working capital. The majority of the Company’s cash, cash equivalents, and investments were denominated in U.S. dollars as at November 30, 2023.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	November 30, 2023	February 28, 2023	Change
Cash and cash equivalents	$210	$295	$(85)
Restricted cash and cash equivalents	25	27	(2)
Short-term investments	—	131	(131)
Long-term investments	36	34	2
Cash, cash equivalents, and investments	$271	$487	$(216)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	November 30, 2023	February 28, 2023	Change
Current assets	$450	$743	$(293)
Current liabilities	508	729	(221)
Working capital	$(58)	$14	$(72)
Current Assets
The decrease in current assets of $293 million at the end of the third quarter of fiscal 2024 from the end of the fourth quarter of fiscal 2023 was primarily due to a decrease of $138 million in other current assets, a decrease in short term investments of $131 million, a decrease in cash and cash equivalents of $85 million and a decrease in other receivables of $4 million, partially offset by an increase in accounts receivable, net of allowance of $63 million and an increase in taxes receivables of $2 million.
At November 30, 2023, other current assets were $44 million, a decrease of $138 million from February 28, 2023. The decrease was primarily due to a decrease in intellectual property of $141 million as a result of the completed Malikie Transaction, partially offset by an increase of $1 million in prepaid insurance.
At November 30, 2023, other receivables were $8 million, a decrease of $4 million from February 28, 2023. The decrease was primarily due to a decrease of $3 million relating to GST/VAT receivables.
At November 30, 2023, accounts receivable, net of allowance was $183 million, an increase of $63 million from February 28, 2023. The increase was primarily due to an increase in software and services revenue recognized over the three months ended November 30, 2023 compared to the three months ended February 28, 2023 and an increase in days sales outstanding to 81 days at the end of the third quarter of fiscal 2024 from 75 days at the end of the fourth quarter of fiscal 2023.
At November 30, 2023, income taxes receivable was $5 million, an increase of $2 million from February 28, 2023, which was primarily due to tax installments and prepayments required in certain taxing jurisdictions.
Current Liabilities
The decrease in current liabilities of $221 million at the end of the third quarter of 2024 from the end of the fourth quarter of fiscal 2023 was primarily due to a decrease in the Debentures of $217 million due to the repayment of the 2020 Debentures at maturity, which was partially offset by the issuance of the Extension Debentures, a decrease in accrued liabilities of $18 million and a decrease in accounts payable of $7 million, partially offset by an increase in income taxes payable of $13 million and an increase in deferred revenue, current of $8 million.
Accrued liabilities were $125 million at the end of the third quarter of 2024, reflecting a decrease of $18 million compared to February 28, 2023, which was primarily due to a decrease of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business and a decrease of $5 million in variable incentive plan accruals, partially offset by an increase of $2 million in legal accruals.
Accounts payable were $17 million, reflecting a decrease of $7 million from February 28, 2023, which was primarily due to timing of payments.
Income taxes payable were $33 million, reflecting an increase of $13 million compared to February 28, 2023, which was primarily due to changes in the quarterly tax provision.
Deferred revenue, current was $183 million, which reflects an increase of $8 million compared to February 28, 2023 that was attributable to an increase of $15 million in deferred revenue, current related to BlackBerry Spark and an increase in $5 million in deferred revenue, current related to BlackBerry AtHoc, partially offset by a decrease of $11 million in deferred revenue, current related to BlackBerry QNX.
Cash flows for the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022 were as follows:

	For the Nine Months Ended
	(in millions)
	November 30, 2023	November 30, 2022	Change
Net cash flows provided by (used in):
Operating activities	$12	$(253)	$265
Investing activities	112	126	(14)
Financing activities	(211)	6	(217)
Effect of foreign exchange loss on cash and cash equivalents	—	(3)	3
Net decrease in cash and cash equivalents	$(87)	$(124)	$37
Operating Activities
The increase in net cash flows used in operating activities of $265 million primarily reflects the net changes in working capital.
Investing Activities
During the nine months ended November 30, 2023, cash flows provided by investing activities were $112 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $129 million, offset by cash used in the acquisition of intangible assets of $12 million, and the acquisition of property, plant and equipment of $5 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $126 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $138 million and proceeds on sale of property, plant and equipment of $17 million, offset by cash used in the acquisition of intangible assets of $24 million and the acquisition of property, plant and equipment of $5 million.
Financing Activities
The decrease in cash flows used in financing activities was $217 million for the first nine months of fiscal 2024 due to the repayment of the 2020 Debentures at maturity on November 13, 2023, partially offset by the issuance of the Extension Debentures as described above in “Business Overview - Debt Repayment and New Issuance” and a decrease in common shares issued upon the exercise of stock options and under the employee share purchase plan.
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

Cash, cash equivalents, and investments were approximately $271 million as at November 30, 2023. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. The Company has experienced recent operating losses and the Extension Debentures will mature on February 15, 2024, with an option for the parties to extend the maturity date to May 15, 2024, by mutual agreement, as described in Note 6 to the Consolidated Financial Statements. The Company believes it has the ability to access other potential financing arrangements on commercially reasonable terms. Taking these factors into account and based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, are expected to be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at November 30, 2023:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$74	$24	$50
Purchase obligations and commitments	62	62	—
Debt interest and principal payments	151	151	—
Total	$287	$237	$50
Total contractual and other obligations as at November 30, 2023 decreased by approximately $269 million as compared to the February 28, 2023 balance of approximately $556 million, which was attributable to a decreases in debt interest and principal payments as a result of the repayment of the 2020 Debentures at maturity on November 13, 2023, partially offset by the issuance of the Extension Debentures as described above in “Business Overview - Debt Repayment and New Issuance” and a decrease in purchase obligations and commitments.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2024 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2023, approximately 13% of cash and cash equivalents, 36% of accounts receivables and 48% of accounts payable were denominated in foreign currencies (February 28, 2023 – 19%, 24% and 36%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchanges rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at November 30, 2023 (after hedging activities), the impact to the Company would be immaterial.
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

Interest Rate
Cash and cash equivalents and investments are invested in certain instruments of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company has also issued Debentures with a fixed interest rate, as described in Note 6 to the Consolidated Financial Statements. The fair value of the Debentures will fluctuate with changes in prevailing interest rates. Consequently, the Company is exposed to interest rate risk as a result of the Debentures. The Company does not currently utilize interest rate derivative instruments to hedge its investment portfolio or changes in the market value of the Debentures.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at November 30, 2023 was $6 million (February 28, 2023 - $1 million). There were two customers that comprised more than 10% of accounts receivable as at November 30, 2023 (February 28, 2023 - two customers that comprised more than 10%). During the third quarter of fiscal 2024, the percentage of the Company’s receivable balance that was past due decreased by 5.4% compared to the fourth quarter of fiscal 2023. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 15% of the Company’s revenue in the three months ended November 30, 2023 and one customer that comprised 33% of the Company’s revenue in the nine months ended November 30, 2023, respectively, due to the completed Malikie Transaction (three and nine months ended November 30, 2022 - one customer that comprised 11% and 14% of the Company’s revenue, respectively).
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
ITEM 4. CONTROLS AND PROCEDURES
As of November 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended November 30, 2023, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
4.1	Form of Debenture (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 17, 2023)
10.1	Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 17, 2023)
10.2	Employment Agreement with John Giamatteo dated December 6, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 12, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
______________________________
* Filed herewith
† Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLACKBERRY LIMITED

Date: December 21, 2023	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)