Form 10-K
period 2024-02-29
BLACKBERRY Ltd
filed 2024-04-04
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2024

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on August 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common shares as reported by the New York Stock Exchange, was approximately $3.2 billion. The registrant had 589,233,606 shares of common shares issued and outstanding as of April 1, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended February 29, 2024.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I
ITEM 1. BUSINESS
The Company: A heritage of innovation
Founded in 1984, the Company is a leading provider of intelligent security software and services to enterprises, governments and leading OEMs around the world. Its products secure 17 of the G20 governments and enable more than 235 million vehicles. Based in Waterloo, Ontario, the Company has two core divisions, each addressing large and growing market opportunities.
Its Cybersecurity division is a pioneer in the use of artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity and data privacy. It is a leader in endpoint security, endpoint management, secure communications and critical event management.
The Company’s IoT division is a leader in embedded software where the Company believes it is the world’s leading automotive foundational software supplier. Its customers include leading automotive OEMs and Tier 1 suppliers that use its products in vehicles, as well as top medical OEMs. The Company’s solutions are implemented into all the top 10 automotive OEMs, top 7 Tier 1 suppliers, 24 of the 25 top EV OEMs, and 9 of the 10 top medical OEMs.
The Company was incorporated under the Business Corporations Act (Ontario) (“OBCA”) and has amalgamated with several of its wholly-owned subsidiaries, the last occurring through the filing of articles of amalgamation under the OBCA on November 4, 2013. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
Intercorporate Relationships
The Company has four material subsidiaries, all of which are wholly-owned, directly or indirectly, by the Company in each case as at February 29, 2024.

Name of Subsidiary	Jurisdiction of Incorporation or Organization
BlackBerry Corporation	Delaware, U.S.A.
BlackBerry UK Limited	England and Wales
Cylance Inc.	Delaware, U.S.A.
Secusmart GmbH	Duesseldorf, Germany
Industry Background: Large and growing market opportunities
Cybersecurity
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
At the same time, the threat environment for enterprises and manufacturers has become increasingly hostile as the number of adversaries grows and the scale and sophistication of their attacks, increasingly focused on the endpoint, continue to develop. Today’s malicious actors are often well-trained and well-funded criminal organizations, state-sponsored agents and international hacking collectives with the capability of employing advanced techniques to penetrate endpoints and encrypt, destroy or exfiltrate data. These groups have been responsible for highly publicized breaches that have exposed personal information and intellectual property, disrupted operations and infrastructure, extracted ransoms and caused significant reputational damage to organizations across a broad range of industries.
Against this backdrop, regulators are enacting new measures to ensure that enterprises are held accountable for their management of cybersecurity risk. In particular, changes to data privacy laws in the United States, Europe and other jurisdictions are compounding the challenges faced by organizations by increasing their responsibilities for securing their data as well as that of their customers. At the same time, a shortage of talented cybersecurity professionals means that existing security operations teams struggle to contend with the velocity of cyberattacks and the complexity and demands of many available solutions.

This landscape of growing vulnerability and accountability has created opportunities for secure communications platforms, endpoint cybersecurity and management solutions, embedded systems, enterprise applications, analytic tools and related services that help enterprises to secure their connected endpoints, enhance functional safety, maintain data privacy and demonstrate compliance with applicable regulations.
IoT
The world is rapidly moving to one where everyone and everything can be intelligently connected at the edge. This evolution is being enabled by the proliferation of IoT devices, increasing device sophistication and compute power, and powerful software that can bring these devices to life. Industries of all types, from automotive and manufacturing to healthcare and robotics, are experiencing the profound impact of this evolution, as intelligent edge devices deliver unprecedented capabilities by making immediate, context-aware decisions locally. The Company believes the benefits of the intelligent edge are real and immense, promising enhanced security, reduced latency, and rigorous efficiency, and position the intelligent edge as a technological pillar that it expects will shape the digital landscape of the future.
This rapid evolution can be attributed to increasing connectivity, decreasing sensor and hardware component costs, and continuous innovation that leverages edge data. The associated surge in data generation and computing power at the edge is creating new ways for businesses to provide impactful applications that rely on real-time data processing and insights. As a result, software-defined IoT devices are improving safety, security, and reliability by allowing for dynamic updates, which enables greater flexibility to scale and adapt to evolving customer demands or industry requirements.
While all industries are experiencing the shift toward the intelligent edge, the Company believes these trends are most prevalent in the automotive industry, as evidenced by the growth and complexity of software-defined vehicles (“SDVs”). Powered by continual advancements in IoT hardware such as the move from microcontrollers to microprocessors, modern vehicles increasingly operate on highly sophisticated and interconnected software stacks and the data produced by vehicles is proliferating at a rapid rate. The entire automotive value chain, from OEMs to Tier 1 suppliers, will need foundational software to capture, synthesize, analyze and monetize this massive volume of real-time data to develop innovative solutions that deliver safer, more efficient and more fulfilling driving experiences. These trends are not just present in automotive, but are also being seen in industrial automation, healthcare and robotics. The Company further believes that increased and evolving regulatory requirements as well as consumer expectations will create further demand for high-performance SDVs and other IoT devices.
With increasing compute capabilities and system complexity, there is an imperative for high-performance foundational software that maintains the highest level of functional safety and security of systems at the edge.
Products and Services: Addressing market needs and opportunities
The Company has a rich pedigree in innovation and has developed a range of products and services that assist customers in addressing their needs as their industries evolve, which are structured in three groups: Cybersecurity, IoT (collectively with Cybersecurity, “Software & Services”) and Licensing and Other.
Cybersecurity
The Cybersecurity business consists of Cylance® cybersecurity and BlackBerry unified endpoint management (“UEM”) solutions, collectively known as BlackBerry Spark, SecuSUITE® and BlackBerry® AtHoc®.
BlackBerry’s Cylance cybersecurity solutions include: CylanceENDPOINT™, an integrated endpoint security solution that leverages the Cylance AI model and OneAlert EDR console, to prevent, detect and remediate cyber threats at the endpoint, including on mobile; CylanceGUARD®, a managed detection and response solution that provides 24/7 threat hunting and monitoring, as well as integrated critical event management communications during a cyber incident; CylanceEDGE™, an AI-powered continuous authentication zero trust network access solution that provides secure access to applications and data loss prevention; and CylanceINTELLIGENCE™, a contextual cyber threat intelligence service. The Company also offers incident response, compromise assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks. These solutions are designed to provide a continuous state of resilience for the Company’s customers and support the outcomes they require by: (i) complementing, extending, or fully managing security capabilities with the Company’s experts and extended technology ecosystem, (ii) enabling the workforce in a way that is fast, easy and satisfying, while providing security visibility, controls and peace of mind; and (iii) reducing complexity and overhead costs associated with security operations.
The Company’s UEM offerings include BlackBerry® UEM, BlackBerry® Dynamics™, BlackBerry® Workspaces, and BlackBerry Messenger (BBM®) Enterprise. BlackBerry UEM employs a containerized approach to manage and secure devices, third party and custom applications, identity, content and endpoints across all leading operating systems, as well as providing regulatory compliance tools. BlackBerry Dynamics offers a best-in-class development platform and secure container for mobile applications, including the Company’s own enterprise applications such as BlackBerry® Work and BlackBerry® Connect for secure collaboration. BlackBerry Workspaces is a secure Enterprise File Sync and Share (EFSS) solution. BBM Enterprise is an enterprise-grade secure instant messaging solution for messaging, voice and video.
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
IoT
The IoT business consists of BlackBerry Technology Solutions (“BTS”), BlackBerry Radar® and BlackBerry IVY®.
The principal component of BTS is BlackBerry QNX, a global provider of real-time operating systems, hypervisors, middleware, development tools, and professional services for connected embedded systems in the automotive, medical, industrial automation and other markets. A recognized leader in automotive software, BlackBerry QNX offers a growing portfolio of safety-certified, secure and reliable platform solutions and is focused on achieving design wins with automotive OEMs, Tier 1 vendors and automotive semiconductor suppliers. These solutions include the BlackBerry QNX real-time operating system, QNX® Hypervisor for Safety and QNX® Software Development Platform (SDP), as well as other products designed to alleviate the challenges of compliance with ISO 26262, the automotive industry’s functional safety standard. The QNX pre-certified microkernel operating system is specifically tailored for safety-critical embedded systems and toolchains that are pre-qualified for building these systems. The QNX Hypervisor for Safety prevents safety systems from potential impact of malfunction in other systems. These products help drive a faster time to market and also reduce developer friction.
BlackBerry QNX is also a preferred supplier of embedded systems for companies building medical devices, train-control systems, industrial robots, hardware security modules, building automation systems, green energy solutions, and other mission-critical applications.
The Company believes its close collaboration with customers has provided it with significant industry expertise, enabling it to understand specific customer requirements and more quickly and effectively develop high impact solutions to meet the evolving needs of its customers.
In addition to BlackBerry QNX, BTS includes BlackBerry® Certicom® cryptography and key management products.
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
The Company has partnered with Amazon Web Services, Inc. (“AWS”) to develop and market BlackBerry IVY, an intelligent vehicle data platform leveraging BlackBerry QNX’s automotive capabilities. BlackBerry IVY allows automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning at the edge to generate and share predictive insights and inferences. Automakers and developers will be able to use this information to create responsive in-vehicle applications and services that enhance driver and passenger experiences. BlackBerry IVY supports multiple operating systems and hardware platforms, as well as multi-cloud deployments, in order to ensure compatibility across vehicle models and brands. The Company announced the first design win for BlackBerry IVY in January 2023 and released the platform for general availability in May 2023.
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
The Company’s Licensing business is responsible for the management and monetization of the Company’s global patent portfolio. The patent portfolio continues to provide a competitive advantage in the Company’s core product areas as well as providing leverage in the development of future technologies and licensing programs in both core and adjacent vertical markets. The Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, operating systems, networking infrastructure, acoustics, messaging, enterprise software, automotive subsystems, cybersecurity, cryptography and wireless communications. As of February 29, 2024, the Company owned approximately 6,200 worldwide patents and applications.
In May 2023, the Company completed the sale of a portfolio of non-core patent assets to Malikie Innovations Limited for $170 million in cash on closing, an additional $30 million in cash by no later than the third anniversary of closing and potential future royalties in the aggregate amount of up to $700 million (the “Malikie Transaction”).
The Company’s Other business generated revenue from SAF charged to subscribers using the Company’s legacy BlackBerry 7 and prior BlackBerry operating systems, for which support and maintenance ceased as of January 4, 2022.
Go to Market
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
Cybersecurity
The Company licenses its Cybersecurity products, including complementary third-party applications, through a geographically-dispersed direct sales force, value-added resellers, managed security service providers and alliance partners. The Company continues to build its global partner programs to bolster its direct sales and marketing efforts.
IoT
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
Seasonality
The Company experiences seasonal patterns in its revenue, primarily due to Cybersecurity customers placing a higher percentage of renewal orders in the second half of the fiscal year as compared to the first half of the fiscal year. This gives rise, in turn, to similar seasonality in the Company’s operating margin and operating cash flow, the latter of which is also impacted by variable incentive plan payments in the first half of the fiscal year.
Competition and Competitive Strengths
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
Cybersecurity
The Company’s Cybersecurity portfolio includes comprehensive security controls for any connected IoT environment, across all endpoints. The portfolio is differentiated through its use of a zero-trust architecture that uniquely combines intelligent security with a user experience that requires little to no support from end users or IT administrators, simplifying management and reducing costs.
The Cylance cybersecurity solutions leverage Cylance AI, machine learning and automation to provide improved cyber threat prevention and remediation, and can help users to understand risks, make contextual decisions and dynamically apply policy controls with no user interruption, mitigating risks before they materialize. The Company trains its AI model against data lakes containing billions of files so that it learns to autonomously convict, or not convict, files prior to their execution. Unlike traditional signature-based cybersecurity technology, this prevention-oriented approach is able to protect enterprises from malicious zero-day payloads before they are deployed, and even when protected endpoints are offline. Additionally, detection and response decisions are pushed down to the endpoint, minimizing response latency so that a minor security event can be addressed before it becomes a widespread incident. CylanceENDPOINT’s Endpoint Protection Platform (EPP) has earned Federal Risk and Authorization Management Program (“FedRAMP”) authorization. The Company’s Cylance cybersecurity technology competes with various types of providers, including: traditional signature-based antivirus vendors and identity management; vendors whose business focuses almost solely on EPP; EDR vendors, which primarily focus on continuous monitoring and human response to advanced security threats; companies that provide endpoint systems management; and large network security providers, which have entered the market primarily through acquisition.
BlackBerry UEM endpoint management includes leading unified endpoint management, secure business productivity, application containerization, secure collaboration and digital rights management capabilities. BlackBerry UEM has earned National Information Assurance Partnership (“NIAP”) certification and is an approved mobile device management solution on the U.S. Department of Defense Information Network’s Approved Product List. With the BlackBerry UEM Suite, the Company competes with other MDM and UEM providers.
The Company’s Cybersecurity portfolio is also differentiated by the inclusion of a sophisticated network operations center in its infrastructure. The Company pioneered the use of this architecture to route messages reliably and efficiently to and from mobile devices, and over time has expanded capabilities to enable end-to-end secure communications between endpoints and applications and enterprise networks.
BlackBerry SecuSUITE technology has been certified to be compliant with the Common Criteria protection profile for VoIP applications and SIP servers. It has also earned NIAP certification and NATO Communications and Information Agency security accreditation, and has been placed on the National Security Agency’s Commercial Solutions for Classified Program component list of products certified for use on classified systems.
The BlackBerry AtHoc platform is both mobile and scalable, integrating with legacy systems and supporting on-premise and cloud-based deployments. With available incident management and encrypted end-to-end instant messaging capabilities, the platform offers a suite of secure crisis communication services to meet the growing number of use cases for emergency or mass notifications. BlackBerry AtHoc has received FedRAMP certification and is the leading provider of network-centric, interactive crisis communication to the U.S. Department of Defense and the U.S. Department of Homeland Security, among other governmental bodies. BlackBerry AtHoc helps to protect more than 75% of U.S. government personnel.
IoT
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
The Company recently announced a number of new products that it believes will enable it to maintain its strong market position and open up new potential revenue streams.
The QNX Software Development Platform (SDP) 8.0 is a new, high performance, highly scalable real time operating system. The fifth-generation kernel architecture builds on decades of development and a field-proven safe and secure platform, while maintaining its POSIX API to provide an instantly productive environment for both QNX and Linux® developers. QNX SDP 8.0 adds support for ARM v9 and GCC 12 and delivers near-linear performance scaling with CPU core counts, enabling developers to fully realize the power and opportunities of increasingly advanced processors for generations to come.
The QNX Accelerate portfolio of cloud-based tools, including the QNX RTOS and Hypervisor, enables developers to develop mission-critical embedded systems and applications from anywhere worldwide, accelerating development cycles and reducing time to market for new, innovative solutions. The QNX Accelerate portfolio offers little to no difference between running in the cloud versus on real hardware.
QNX® Sound is an innovative development platform that decouples audio and acoustics software from the vehicle hardware to give audio designers and engineers complete creative freedom to deliver new and exciting in-vehicle sound experiences.

The BlackBerry QNX automotive business competes principally with other providers of embedded foundational software, including Linux open-source operating systems. See Part 1, Item 1A “Risk Factors - The Company faces intense competition”.
Product Design, Engineering and Research and Development
The Company’s research and development (“R&D”) strategy seeks to drive innovation to continuously enhance the Company’s product portfolio and introduce exciting solutions to the market.
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
To support Cylance Cybersecurity products, the Company offers the BlackBerry Endpoint ISV Technology Integration program featuring an application programming interface (“API”) development platform that enables developers and ISVs to develop robust extensible security integrations, creating results-based offerings for targeted use cases. Completed integrations are shared with the user community and promoted to market partners and AWS Marketplace opportunities.
In addition, the Company maintains the BlackBerry AtHoc Development Partner Program, which invites partners to integrate with the BlackBerry AtHoc service and allows them to create alerts based on more event types or to leverage alerting capabilities based on critical events from within other systems.
The primary development platform for BlackBerry QNX-based systems is the QNX Software Development Platform, which includes the QNX Neutrino real-time operating system and the QNX Momentics® Tool Suite. The QNX SDP is complemented by QNX Hypervisor, QNX® OS for Safety, QNX® Hypervisor for Safety, QNX Sound and other QNX products.
Expanding the Company’s automotive product portfolio, the BlackBerry IVY platform includes an in-vehicle runtime for cost-efficient data processing and a set of SDKs which enables developers to process vehicle signals and generate meaningful insights that are used to unlock new use cases on both BlackBerry QNX and Linux-based vehicle platforms.
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
The Company protects its technology through a combination of patents, designs, copyrights, trade secrets, confidentiality procedures and contractual arrangements. The Company seeks to patent key concepts, components, protocols, processes and other inventions that it considers to have commercial value or that will likely give the Company a technological advantage. Although the Company applies for patent protection primarily in Canada, Europe and the United States, the Company has filed, and will continue to file, patent applications in other countries where there exists a strategic technological or business reason to do so. To broadly protect the Company’s inventions, the Company has a team of in-house patent attorneys and also consults with outside patent attorneys who interact with employees, review invention disclosures and prepare patent applications on a broad array of core technologies and competencies. As a result, the Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, cybersecurity, cryptography, machine learning, artificial intelligence, operating systems, acoustics, messaging, enterprise software, automotive subsystems, networking infrastructure and wireless communications. As of February 29, 2024, the Company owned approximately 6,200 worldwide patents and applications. The Company does not expect that the sale of its portfolio of primarily legacy patents under the Malikie Transaction negatively impacted its strategy of protecting its new innovations through patent filings.
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
The Company is committed to operating in a sustainable way that respects the environment, the Company’s employees and business partners, and the communities in which the Company operates around the world. To honor this commitment, the Company maintains a variety of programs to identify, execute and maintain sustainable initiatives and to reduce its direct and indirect environmental impact. In fiscal 2022, these programs enabled the Company to achieve carbon neutrality across its Scope 1, Scope 2 and calculated Scope 3 greenhouse gas emissions and the Company maintained its carbon neutral status as at the end of fiscal 2024.
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
The Company has formalized a number of policies to reflect its commitment to responsible business practices, including a Privacy Policy, Supplier Code of Conduct, Human Rights Policy, Supplier Diversity Policy, Health and Safety Policy and Environment and Sustainability Policy, and periodically issues an ESG report. Through the report, the Company provides visibility on its environmental, social and governance initiatives such as mitigating its corporate carbon footprint and reducing greenhouse gas emissions, improving water sanitation and fostering diversity. These documents and policies relating to the Company’s corporate responsibility initiatives can be viewed on the Company’s website at https://www.blackberry.com/us/en/company/corporate-responsibility and are not incorporated by reference in this Annual Report on Form 10-K.
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
Information about our Executive Officers
The Company made two executive officer appointments during fiscal 2024, naming John Giamatteo as Chief Executive Officer and President, Cybersecurity and Jennifer Armstrong-Owen as Senior Vice President and Chief People Officer.
The following table sets forth the name, province or state, and country of residence of each executive officer of the Company and their respective positions and offices held with the Company and their principal occupations during the last five years.

Name and Residence	Current Position with Company	Principal Occupation During the Last Five Years (other than Current Position with Company)
Jennifer Armstrong-Owen Washington, USA	Senior Vice President and Chief People Officer	Senior Vice President, People, OfferUp (2023-2024); Senior Vice President, People, SeekOut (2021-2023); Vice President, People, Chef Software (2018-2020)
Marjorie Dickman Washington D.C., USA	Chief Government Affairs and Public Policy Officer	Global Director and Associate General Counsel, IoT and Automated Driving Policy, Intel (2017-2020)
Mattias Eriksson Illinois, USA	President, IoT	Senior Vice President and Head of Product, HERE Technologies (2019-2020)
John Giamatteo Texas, USA	Chief Executive Officer; President, Cybersecurity; Director	President and Chief Revenue Officer, McAfee (2013-2020)
Phil Kurtz Ontario, Canada	Chief Legal Officer and Corporate Secretary	Vice President, Deputy General Counsel and Corporate Secretary (2021-2022); Vice President, Deputy General Counsel and Assistant Corporate Secretary (2015-2021)
Steve Rai Ontario, Canada	Chief Financial Officer	Deputy Chief Financial Officer (2019)
Human Capital
The Company’s 2,647 regular employees, contract workers and student workers as of February 29, 2024 work as a team in 18 countries worldwide, with approximately 55% in Canada, 19% in the U.S., and 26% outside of North America. None of the Company’s employees in Canada or the United States are represented by a labour union; however, employees of certain foreign subsidiaries in Europe are represented by works councils.
The Company offers employees an equitable and competitive total rewards program, designed to recognize and reward both individual and company performance. The Company provides a range of financial and benefit programs such as its employee share purchase program, employee recognition programs, retirement savings plans, family-friendly leave policies, health and wellness programs, employee and family assistance program, as well as corporate discounts, all designed to support the overall wellness of the Company’s employees and their families.
The Company embraces a diverse and inclusive workplace, providing a welcoming environment in which every individual is valued and respected, regardless of race, gender, sexual orientation, gender identity, religion, age, veteran status, disability status or any other protected element of diversity. The Company recognizes diversity, equity and inclusion as business imperatives and commits to attract, develop, and retain the best and brightest talent. The Company strives to maintain an environment where people are valued, have a sense of belonging, and feel they can bring their authentic selves to work, every day. The Company is committed to maintaining a respectful and productive work environment free from discrimination and harassment, supported by training in unconscious bias and inclusive language. The Company does not tolerate, condone, or ignore workplace discrimination or harassment or any unlawful behavior and investigates all complaints regarding such conduct in a timely manner.
The Company believes career development is unique and personal for each employee. The Company offers career development and growth in many forms such as job shadowing, job rotation, stretch assignments, enhanced scope or responsibility, networking, lateral movement, promotions, and volunteering. The Company encourages employees to broaden their scope and understanding of the business, and to build additional skills to attain their career aspirations. Employees are supported in their growth and development through the Company’s tuition and educational reimbursement programs, subsidies for professional association memberships, a global mentorship program, career planning resources, and various training programs.
The Company is honored to have the efforts of our talented and dedicated employees recognized through numerous awards, including Forbes Canada’s Best Employers (2022-2023), Best & Brightest Companies to Work for in the Nation (2016-2023), Best & Brightest Companies to Work for in Wellness (2016-2023), Canada’s Top Employers for Young People (2021-2024), and Canada’s Greenest Employers (2016-2023), among others. The Company also takes pride in its award-winning paid co-op and intern student program, through which the Company invests in the personal and professional development of the next generation of BlackBerry talent.
Building upon its culture of teamwork, the Company is a proud and committed civic leader. BlackBerry employees are passionate regarding their involvement in corporate-run community initiatives to actively participate in volunteer activities and environmentally friendly initiatives where they live and work. Together with its team of community-minded employees, the Company believes there is great potential to make lasting local impacts.
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
Access to our Annual Reports on Form 10-K and 40-F, Quarterly Reports on Form 10-Q and 6-K, Current Reports on Form 8-K, supplemental financial information, earnings press releases, and amendments to these reports filed with or furnished to the SEC may be obtained free of charge as soon as is reasonably practical after we electronically file or furnish them through the Investors section of our website at www.blackberry.com/ca/en/company/investors. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the Canadian Securities Administrators (“CSA”) may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (“SEDAR+”) at www.sedarplus.ca. Except for the documents specifically incorporated by reference in this Annual Report on Form 10-K, information contained on the SEC or CSA websites is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of the Annual Report. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.
ITEM 1A. RISK FACTORS
Investors in the Company’s securities should carefully consider the following risks, as well as the other information contained in MD&A (as defined below) and elsewhere in this Annual Report on Form 10-K for the fiscal year ended February 29, 2024. Any of the following risks, in whole or in part, could materially and adversely impact the Company’s business, financial condition and operating results. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties, including those of which the Company is unaware or the Company currently deems immaterial, may also have a material adverse effect on the Company’s business, financial condition and results of operations.
Risks Related to the Company’s Business
The Company may not be able to maintain or expand its customer base for its software and services offerings to grow revenue or achieve sustained profitability.
The Company has focused its strategy on software and services to grow revenue and generate sustainable profitability. For the Company to increase its software and services revenues, it must continually grow its customer base by attracting new customers or, in the case of existing customers, deploying software and services across more endpoints or attracting additional users in such existing customers’ businesses. The Company also needs to sell additional software and services over time to the same customers, or have customers upgrade their level of service. If the Company is unable to promote a compelling value proposition to customers and its efforts to sell or upsell software or services as described above are not successful, its results of operations could be materially impacted.
Existing customers that purchase the Company’s software and services have no contractual obligation to renew their subscriptions or purchase additional solutions after the initial subscription or contract period. The Company’s customers’ expansion and renewal rates may decline or fluctuate as a result of a number of factors, including the perceived need for such additional software and services, the level of satisfaction with the Company’s software and services, features or functionality, the reliability of the Company’s software and services, the Company’s customer support, customer budgets and other competitive factors, such as pricing and competitors’ offerings. For smaller or simpler deployments, the switching costs and time are relatively minor compared to traditional enterprise software deployments and as such a customer may more easily decide not to renew with the Company and switch to a competitor’s offerings.
Further, the Company’s future success depends in part on the growth, if any, in the markets for endpoint security software and embedded solutions, including in software-defined vehicles. If the recent growth trends in these markets do not continue due to security incidents, technological challenges, lack of customer acceptance, weakening economic conditions or other reasons, demand for the Company’s products, and those of its competitors, could be negatively affected.
The Company’s sales cycles can be long and unpredictable and its sales efforts require considerable time and expense.
For many customers, licensing the Company’s Cybersecurity or IoT solutions represents a significant strategic decision and, as a result, sales cycles can be long and unpredictable, particularly during times of economic uncertainty. When dealing with automotive, government or large regulated enterprise customers in particular, the Company is subject to risks related to increased customer bargaining power and pricing pressure, extended evaluation periods, regulatory changes, compliance with procurement requirements, complex approval systems, and unanticipated administrative delays. IoT revenue recognition is also subject to delays in the development of embedded software platforms and the manufacture of new vehicles by automotive OEMs.
The Company’s ability to grow software and services revenue is dependent in part on its ability to maintain a qualified direct sales force, which requires significant time and resources, including investment in systems and training. From time to time, the Company may choose to reorganize its go-to-market teams in an effort to better leverage its sales resources and improve customer service. These reorganizations, which may include investments in educating the Company’s sales force, can cause short-term disruptions and may negatively impact sales. There can be no assurance that the Company will be successful in implementing its sales and distribution strategy. See also the Risk Factor entitled “The Company’s success depends on its relationships with resellers and distributors”.
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
The Company must obtain and maintain certain product approvals and certifications from governmental authorities, regulated enterprise customers and third-party standards bodies in order to remain competitive, meet contractual requirements and enable its customers to meet their certification needs. Failure to maintain such approvals or certifications for the Company’s current products or to obtain such approvals or certifications for any new products on a timely basis could have a material adverse effect on the Company’s competitive position. In addition, independent industry analysts often issue reports regarding endpoint security solutions and the perception of the Company’s solutions in the marketplace, especially as compared to those of the Company’s competitors, may be significantly influenced by these reports. If these reports are negative, less frequent or less positive than reports on the Company’s competitors’ products, the Company’s competitive position may be harmed.
The Company may not be able to enhance, develop, introduce or monetize products and services for the enterprise market in a timely manner with competitive pricing, features and performance.
The industries in which the Company competes are characterized by rapid technological change, frequent new product introductions, frequent market price reductions, constant improvements in features and short product life cycles. The Company’s future success depends upon its ability to enhance and integrate its current products and services, to provide for their compatibility with evolving industry standards and operating systems, to address competing technologies and evolving security threats, and to continue to develop and introduce new products and services offering enhanced performance and functionality on a timely basis at competitive prices.
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
The Company’s business could be negatively affected as a result of its business unit separation and cost reduction initiatives.
The separation of the Company’s IoT and Cybersecurity businesses into standalone divisions and the streamlining of the Company’s centralized functions is intended to enhance operational focus and flexibility for each business, to drive improved profitability, and to increase optionality for the Company to optimize shareholder value. If the separation is not managed effectively, it may not provide these intended benefits and may result in a disruption of the Company’s operations, an inability to retain or recruit key personnel, and the impairment of customer relationships.
Further, if the separation is not conducted in manner or on a timeline that meets investor expectation, the Company may be subject to shareholder activism advocating for governance or strategic changes at the Company. Responding to proxy contests, media campaigns and other tactics by activist shareholders would be costly and time-consuming, disrupt the Company’s operations and divert the attention of the Board and senior management from the pursuit of the Company’s strategies, which could adversely affect the Company’s business. Perceived uncertainties as to the Company’s future direction as a result of shareholder activism could also result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and partners.
The business separation is expected to result in each division performing corporate functions that have historically been performed on a centralized basis, including certain legal, finance, human resources, marketing and IT functions, which may require each division to increase its investment in these administrative functions. Additionally, the integration of the Cybersecurity and IoT businesses has enabled them to share economies of scope and scale in costs, systems and vendor relationships, and their separation may result in each division paying higher charges for third-party services.
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
Competition for highly skilled personnel is intense, especially in the Waterloo and Ottawa, Ontario areas, where the Company has a substantial presence and need for highly skilled personnel. The Company is also substantially dependent on the continued service of its existing engineering personnel because of the complexity and specialization of its products and services. Also, to the extent that the Company hires employees from mature public companies with significant financial resources, the Company may be subject to allegations that such employees have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product.
To attract and retain critical personnel, the Company may experience increased compensation costs that are not offset by increased productivity or higher prices for our products and services. Also, the Company’s financial results and share price performance (particularly for senior employees for whom equity-based compensation is a key element of their total compensation), among other factors, may impact the Company’s ability to attract new, and retain existing, employees. Any failure by the Company to attract and retain key employees could have a material adverse effect on the Company’s business, results of operations and financial condition.
In addition, during periods of internal reorganization, such as the Company’s ongoing business separation, the Company may experience losses of business continuity and accumulated knowledge, internal compliance gaps or other inefficiencies, including litigation claims by terminated employees. If the Company does not maintain appropriate staffing, develop effective business continuity and succession programs, mitigate turnover and effectively utilize employees with the right mix of skills and experience across the functions necessary to meet the current and future needs of its business, the financial and operational performance of the Company could suffer.
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
Real or perceived defects, errors or vulnerabilities in the Company’s software and services, or the failure of the Company’s platform solutions to detect or prevent cyber incidents, could result in the delay or denial of their market acceptance and may harm the Company’s financial condition, results of operations and reputation as a security solutions vendor. If errors are discovered, correcting them could require significant expenditures by the Company and the Company may not be able to successfully correct them in a timely manner or at all.
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
The Company’s ability to maintain and expand its market reach, particularly with small and medium-sized businesses, is increasingly dependent on establishing, developing and maintaining relationships with third party resellers and channel partners, especially in its Cybersecurity business. The Company makes training available to its partners and develops sales programs to incentivize them to promote and deliver the Company’s current and future products and services and to grow its user base.
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
Litigation resulting from these claims and from actions asserted by the Company could be costly and time-consuming and could divert the attention of management and key personnel from the Company’s business operations. The complexity of the technology involved and the inherent uncertainty of commercial, class action, securities, employment and other litigation increases these risks. In recognition of these considerations, the Company may enter into settlements resulting in material expenditures, the payment of which could have a material adverse effect on the Company’s business, results of operation and financial condition. Similarly, if the Company is unsuccessful in its defense of material litigation claims, the Company may be faced with significant monetary damages or injunctive relief against it that could have a material adverse effect on the Company’s business, BlackBerry brand, results of operations and financial condition. Administrative or regulatory actions against the Company or its employees could also have a material adverse effect on the Company’s business, BlackBerry brand, results of operations and financial condition. See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
Adverse macroeconomic and geopolitical conditions have had and may continue to have a material adverse effect on the Company’s business, results of operations and financial condition.
Challenging macroeconomic conditions, including as a result of geopolitical events, public health crises, automotive labor disruptions, disruptions in global supply chains, increases in inflation and interest rates, have negatively impacted and may in the future negatively impact consumer demand for automobiles and sales cycles and spending on cybersecurity solutions, and in turn have materially affected the Company’s business, results of operations and financial condition in certain periods. Because all components of the Company’s budgeting and forecasting are dependent upon estimates of economic activity in the markets that the Company serves and demand for its products and services, economic uncertainties make it difficult to estimate future income and expenditures.
Network disruptions or other business interruptions could have a material adverse effect on the Company’s business and harm its reputation.
The Company’s operations rely to a significant degree on the efficient and uninterrupted operation of complex technology systems and networks, which are in some cases integrated with those of cloud service providers and third-party data centre operators. The Company’s network operations and technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by fire, earthquake, power loss, telecommunications or computer systems failure, cyberattack, human error, terrorist acts, war, and the threatened or actual suspension of BlackBerry services at the request of a government for alleged non-compliance with local laws or other events. The increased number of third-party applications on the Company’s network may also enhance the risk of network disruption or cyberattack for the Company. There may also be system or network interruptions if new or upgraded systems are defective or not installed properly, or if data centre operators fail to meet agreed service levels.
The Company has experienced network events, including those arising from third-party applications, in the past, none of which had a material impact on us. Any future outage in a network or system or other unanticipated problem that leads to an interruption or disruption of BlackBerry services, however, could have a material adverse effect on the Company’s business, results of operations and financial condition, and could adversely affect the Company’s reputation.
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
The Company’s commercial success is highly dependent upon its ability to protect its proprietary technology. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights, all of which offer only limited protection. Despite the Company’s efforts, the steps taken to protect its proprietary rights may not be adequate to preclude misappropriation of its proprietary information or infringement of its intellectual property rights. Detecting and protecting against the unauthorized use of the Company’s products, technology proprietary rights, and intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend the Company’s intellectual property rights and could result in substantial costs and diversion of management resources, either of which could harm the Company’s business, financial condition and results of operations, and there is no assurance that the Company will be successful. Further, the laws of certain countries in which the Company’s products and services are sold or licensed do not protect intellectual property rights to the same extent as the laws of Canada or the United States.
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
In addition, the Company expends significant resources to patent and manage the intellectual property it creates with the expectation that it will generate revenues by incorporating that intellectual property in its products or services. The Company also monetizes its patent assets through outbound licensing. Changes in the law may weaken the Company’s ability to collect royalty revenue for licensing its patents. Similarly, licensees of the Company’s patents may fail to satisfy their obligations to pay royalties, or may contest the scope and extent of their obligations. Finally, the royalties the Company can obtain to monetize its intellectual property may decline because of the evolution of technology, changes in the selling price of products using licensed patents, or the difficulty of discovering infringements.
The consideration payable to the Company from the sale of its non-core patent portfolio in the Malikie Transaction is expected to include potential future royalty payments. The royalties, if any, that may be earned by the Company from the Malikie Transaction in any particular fiscal year or in the aggregate over the term of the royalty arrangement are difficult to predict, particularly given that any such royalties will depend entirely upon the business success of a third party. The aggregate proceeds that the Company ultimately receives from the Malikie Transaction are expected to be less than $900 million.

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
The Company has, and may from time to time in the future have, third-party debt service obligations pursuant to its outstanding indebtedness, which currently includes $200 million aggregate principal amount of 3.00% Senior Convertible Notes maturing on February 15, 2029 (the “Notes”). The degree to which the Company is leveraged could have important consequences, including that:
•the Company’s ability to obtain additional debt financing may be limited;
•a portion of the Company’s cash flow from operations or other capital resources will be dedicated to the payment of the principal of, and/or interest on, indebtedness, thereby reducing funds available for working capital, capital expenditures, strategic initiatives or other business purposes; and
•the Company’s earnings under U.S. GAAP may be negatively affected to the extent that any indebtedness is accounted for by the Company at fair value and includes embedded derivatives which fluctuate in value from period to period.
If the Company cannot maintain an adequate cash balance or positive cash flow from operations, the Company may be unable to pay amounts due under its outstanding indebtedness or to fund other liquidity needs and it may be required to refinance all or part of its then existing indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance that the Company would be able to restructure or refinance the Notes on terms as favourable as those currently in place.
The Notes are subject to restrictive and other covenants that may limit the discretion of the Company and its subsidiaries with respect to certain business matters. A breach of any of these covenants could result in a default under the Company’s outstanding indebtedness, which would have a material adverse effect on the Company’s business, results of operations and financial condition.
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
In the fourth quarter of fiscal 2024, the Company recorded the Fiscal 2024 Goodwill Impairment Charge. For additional information, see Note 3 to the Consolidated Financial Statements.
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
Canada, together with approximately 140 other countries comprising the Organization for Economic Co-Operation and Development (“OECD”) and the G20 Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”), approved in principle in 2021 certain base erosion tax initiatives, including the introduction of a 15% global minimum tax which is intended to be effective in 2023. In August 2023, the Department of Finance (Canada) released for public comment draft legislative proposals to implement the global minimum tax. The draft legislative proposals are generally intended to apply in respect of fiscal years beginning on or after December 31, 2023. In November 2023, the Department of Finance (Canada) released revised draft legislative proposals which, if enacted, may limit the deductibility of interest and financing expenses for Canadian tax purposes. The revised draft legislative proposals are generally intended to apply in respect of taxation years beginning on or after October 1, 2023. The Company will continue to monitor the BEPS and interest deductibility limitation proposals and any impact on the Company, which may result in an increase in future taxes and an adverse effect on the Company.
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
Standards for identifying, measuring and reporting ESG matters continue to evolve, including regulatory requirements such as the Securities and Exchange Commission’s recently-published final rules on climate-related disclosures . If the Company’s ESG practices or disclosures do not meet evolving investor or other stakeholder expectations and standards, then the reputation of the Company, its ability to attract or retain employees, and its attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. Further, the Company’s failure or perceived failure to pursue or fulfill ESG objectives or to satisfy applicable reporting standards on a timely basis, or at all, could have similar negative impacts or expose the Company to government enforcement actions and private litigation.
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
In addition, the Company is exposed to foreign exchange risk as a result of transactions in currencies other than its U.S. dollar functional currency. The majority of the Company’s revenue is denominated in U.S. dollars; however, some revenue, and a substantial portion of operating costs and capital expenditures are incurred in other currencies, primarily Canadian dollars, euros and British Pounds. For more details, please refer to the discussion of foreign exchange and income taxes in the Company’s MD&A for the fiscal year ended February 29, 2024.
All of the above factors may have a material adverse effect on the Company’s business, results of operations and financial condition and there can be no assurance that the policies and procedures implemented by the Company to address or mitigate these risks will be successful, that Company personnel will comply with them, or that the Company will not experience these factors in the future.
Environmental events may negatively affect the Company.
The Company has operations in numerous locations around the world that expose the Company to additional diverse environmental risks. A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on the Company’s business and operations and could cause the Company to incur costs to repair damages to its facilities, equipment and infrastructure. From time to time, the Company’s offices and remote working locations have historically experienced, and are projected to continue to experience, climate-related events including drought, heat waves, ice storms, power shortages, and wildfires and resultant air quality impacts. The increasing frequency and impact of extreme weather events on the infrastructure of the Company and its suppliers, as well as public infrastructure, have the potential to disrupt the business of the Company, its suppliers and its customers.
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
In addition, broad market and industry factors may decrease the market price of the Company’s common shares, regardless of the Company’s operating performance. The stock market in general, and the securities of technology companies in particular, have often experienced extreme price and volume fluctuations. Periods of volatility in the market price of the Company’s securities may prompt securities class action litigation against the Company which, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources. See also the Risk Factor entitled “Litigation against the Company may result in adverse outcomes” and the “Legal Proceedings” section in this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management program is an integral part of its overall enterprise risk management efforts. The Company manages cybersecurity risks within its products and services, infrastructure and corporate resources using a framework that is based on applicable regulations, industry standards and recognized best practices. Through this framework, the Company devotes significant resources to identifying, monitoring, assessing and responding to cybersecurity threats and incidents, including those associated with its use of third-party software, applications, services, and cloud infrastructure.
To mitigate risk to its systems, endpoints and data, the Company evaluates internal and external threat intelligence, deploys encryption and authentication technologies and other protective measures, maintains security policies and procedures, and conducts vulnerability testing and awareness training. The Company also conducts penetration testing and other risk assessments, implements appropriate internal controls, and engages independent third-party auditors to evaluate its compliance with security compliance standards.
The Company’s incident response team, comprised of representatives from the Company’s information technology, information security, product security, engineering, privacy and legal groups, is responsible for addressing data breaches, intrusions, and other security incidents and implementing the Company’s incident response plan. The Company’s incident response plan includes processes and procedures for assessing internal and external threats, escalation and activation, crisis management, and post-incident recovery.
The readiness of the incident response team is promoted through table-top exercises and threat simulations. The Company also conducts mandatory training of all employees on its security practices and policies and periodically sends simulated phishing emails to employees to build resilience.
In addition, the Company maintains specific policies and practices to mitigate third party security risks, including a process for evaluating the security controls of vendors and service providers who exchange data with the Company or have access to or integrate with the Company’s systems. At the same time, the Company’s control over the security posture of third parties is limited and there can be no assurance that any partner of the Company will not experience a compromise or failure in the information assets under its control.

For the years covered by this report, the Company did not identify any security threats or incidents that have materially affected or are reasonably likely to materially affect its business strategy, results of operations or financial condition. However, like all other enterprises, the Company faces known and unknown cybersecurity risks and threats that are not fully mitigated. While the Company works continuously to enhance its security programs and risk management efforts, it discovers vulnerabilities from time to time and there can be no assurance that the Company has not experienced an undetected cybersecurity incident or that it will not experience material loss or damage from an incident in the future.
Cybersecurity Governance
The Board has overall responsibility for the Company’s enterprise risk management program, and the Audit and Risk Management Committee assists the Board with this oversight. The Company’s internal audit function reports to the Audit and Risk Management Committee and, among other things, provides independent assurance on the Company’s risk management activities and internal controls related to cybersecurity risk. For more information, see Part 3, Item 10 “Directors, Executive Officers and Corporate Governance – Enterprise Risk Management”.
Management’s cybersecurity programs operate under the leadership of the Company’s Chief Information Security Officer (“CISO”), who receives reports from his team of information and product security professionals and monitors the prevention, detection, mitigation and remediation of cybersecurity risks. The CISO provides quarterly updates to the Board on the advancing maturity of the Company’s cybersecurity program, including reports on security controls coverage and effectiveness, secure software development and product security, vulnerability testing and remediation, and security operations. The updates also include reports on improvements to processes, technology and governance to mitigate residual cybersecurity risk.
ITEM 2. PROPERTIES
The Company’s headquarters are located in Waterloo, Ontario, where the campus consists of one leased building with approximately 148,000 square feet. The remaining lease term is approximately one year with the option to renew for an additional five years. The Company’s other significant leased property is its Ottawa, Ontario facility at approximately 147,000 square feet. The remaining lease term is approximately three years with the option to renew for an additional three years. Company also operates facilities in the United States, Asia-Pacific, Europe and the Middle East for engineering, sales, marketing, research and development, our data center, and operations, among other general and administrative purposes.
The following table sets forth the location and approximate square footage of the Company’s leased facilities as of February 29, 2024:

(Square feet in thousands)
Location
North America	899
Europe, Middle East and Africa	42
Asia Pacific	66
Total	1,007
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
On February 29, 2024, there were 1,049 registered holders of record of our common shares.
Unregistered Sales of Equity Securities
The Company had no unregistered sales of equity securities during fiscal 2024 that were not previously reported.
Share Repurchases
The Company did not repurchase any shares during fiscal 2024.
Stock Performance Graph
In fiscal 2024, the Company adopted a total shareholder return metric for performance-based restricted share unit awards granted in the fourth quarter of fiscal 2024 and the S&P Software & Services Select Industry Index was selected as the most appropriate comparator index for the Company based on the characteristics of its constituents.
The following graph shows the cumulative total shareholder return of $100 invested in the common shares compared to the S&P/TSX Capped Composite index, the peer group index (S&P Software & Services Select Industry Index) and the previous peer group index (S&P 500 Information Technology Index) for the period of February 28, 2019 to February 29, 2024.
The performance of the Company’s common shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of our common shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	Base Period
	2/28/2019	2/28/2020	2/28/2021	2/26/2022	2/28/2023	2/29/2024
BlackBerry Limited	$100.00	$59.43	115.52	78.97	44.60	31.95
S&P TSX Capped Composite	100.00	101.65	112.88	132.05	126.39	133.53
S&P Software & Services Select Industry Index	100.00	106.99	174.50	157.20	130.57	168.21
S&P 500 Information Technology Index	100.00	124.92	184.92	217.79	191.92	302.25

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
There is currently no limitation imposed by Canadian law or by the Company’s articles or by-laws on the right of non-residents to hold or vote the Company’s common shares, other than those imposed by the Investment Canada Act (Canada) and the Competition Act (Canada). These acts will generally not apply except where control of an existing Canadian business or company, which has Canadian assets or revenue, or enterprise value (as applicable) over a certain threshold, is acquired and will not apply to trading generally of securities listed on a stock exchange.
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited, for the fiscal year ended February 29, 2024. The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP. All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Readers should carefully review Part I, Item 1A “Risk Factors” and other documents filed by the Company from time to time with the Securities and Exchange Commission (“SEC”) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Please refer to our MD&A included in our Annual Report on 10-K for the fiscal year ended February 28, 2023 for a comparative discussion of our fiscal 2023 financial results as compared to our fiscal 2022 financial results, which is incorporated herein by reference. Additional information about the Company can be found on SEDAR+ at www.sedarplus.ca and on the SEC’s website at www.sec.gov.
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
•the Company’s expectations with respect to enhancing operational focus and flexibility, driving improved profitability, and increasing optionality for optimizing shareholder value through the full separation of its principal business units;
•the Company’s expectations with respect to its revenue, non-GAAP EPS and adjusted EBITDA in the first quarter of fiscal 2025 and fiscal 2025 as a whole, annual recurring revenue of the Company’s Cybersecurity division and cash usage in the first quarter of fiscal 2025, non-GAAP operating expenses for fiscal 2025 and non-GAAP EPS and cash flow in the fourth quarter fiscal 2025;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.

The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this Annual Report on Form 10-K, including in the sections in Part I, Item 1 “Business” entitled “Products and Services - IoT”, “Products and Services - Licensing and Other”, “Intellectual Property” and “Human Capital”, and in the sections of this MD&A entitled, “Non-GAAP Financial Measures - Key Metrics - Cybersecurity Annual Recurring Revenue”, “Results of Operations - Fiscal year ended February 29, 2024 compared to fiscal year ended February 28, 2023 - Revenue - Revenue by Segment”, “Results of Operations - Fiscal year ended February 29, 2024 compared to fiscal year ended February 28, 2023 - Operating Expenses”, “Results of Operations - Fiscal year ended February 29, 2024 compared to fiscal year ended February 28, 2023 - Net Income (Loss)” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, the Company’s expectations regarding its financial performance, and the Company’s expectations regarding the planned separation of its businesses. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
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
Business Overview
The Company provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 235 million vehicles. Based in Waterloo, Ontario, the Company leverages artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption, and embedded systems. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange. The Company was incorporated under the Business Corporations Act (Ontario) on March 7, 1984.
The Company continued to execute on its strategy in fiscal 2024 and announced the following significant achievements:
Products and Innovation:
•Announced general availability of QNX® Software Development Platform (SDP) 8.0, the Company’s scalable, high-performance foundation for next generation automotive and IoT systems;
•Launched an enhanced AI-based Cylance® cybersecurity solutions portfolio, including a major update to its patented Cylance AI engine;
•Launched QNX® Sound, an audio and acoustics innovation platform for software-defined vehicles;
•Announced enhancements to SecuSUITE® for Government, including encrypted video and group audio calls;
•Announced an integration of CylanceGUARD® and BlackBerry® AtHoc® technologies for secure bi-directional response communications during cyber incidents;
•Announced that CylanceENDPOINT™ received Gartner® Peer Insights™ 2023, Customers’ Choice designation for Endpoint Protection Platforms, based on customer feedback, placing in the upper-right quadrant;
•Released a Global Threat Intelligence Report, highlighting that the Company’s AI-driven cybersecurity solutions stopped 55,000 individual cyber-attacks between March and May 2023;
•Launched a generative AI-powered cybersecurity assistant to increase efficiency and reduce fatigue for CISO teams; and
•Announced that BlackBerry is the first Mobile Device Management vendor to receive BSI clearance for BlackBerry® UEM Brightsite usage with Apple iNDIGO.

Customers and Partners:
•Announced a significant, multi-year deal to provide full suite of cybersecurity solutions to the Government of Malaysia;
•Stellantis, BlackBerry QNX and AWS launched the world’s first virtual cockpit, leveraging the QNX® Hypervisor in the cloud to transform in-vehicle software engineering;
•Mobility in Harmony (MIH) consortium, a Foxconn initiative, selected BlackBerry IVY® to power its next-generation electric production vehicles;
•Announced the Company’s new Cybersecurity Center of Excellence (CCoE) in Kuala Lumpur will offer SANS training courses to help grow and upskill cyber workforces in Malaysia;
•Announced that the United States Department of Homeland Security awarded a new PENS (personal emergency notification system) contract to BlackBerry, utilizing BlackBerry® AtHoc® critical event management (CEM) solution;
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
Environmental, Sustainability and Corporate Governance:
•Appointed Philip Brace, an IoT technology industry veteran, to the Board of Directors (the “Board”); and
•Appointed John Giamatteo, President of BlackBerry’s Cybersecurity division, as Chief Executive Officer.
Goodwill Impairment
During the fourth quarter of fiscal 2024, as part of its process for setting the annual operating plan for fiscal 2025, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations and a reduction in revenue multiples used in the valuation of the BlackBerry Spark reporting unit. These changes in estimates, combined with the continued global economic uncertainty, customer budgetary constraints, and inflation, as well as higher interest rates implemented in response to inflation, and a broad-based stock market decline impacting the Company’s market capitalization, resulted in the recognition of a goodwill impairment charge of $35 million (the “Fiscal 2024 Goodwill Impairment Charge”) in the BlackBerry Spark reporting unit, which is included within the Company’s Cybersecurity segment. For additional information, see Note 3 to the Consolidated Financial Statements. The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values as at the annual goodwill impairment test date, with the exception of the Intellectual Property reporting unit.
Business Separation
On May 1, 2023, the Company announced that the Board would initiate a review of the Company’s portfolio of businesses, with the assistance of its financial advisors, as the Board considered strategic alternatives to drive enhanced shareholder value. On October 4, 2023, the Company announced its intention to separate the IoT and Cybersecurity business units with a view to pursuing a subsidiary initial public offering (“Sub-IPO”) for the IoT business. On December 11, 2023, the Company announced that it had reassessed its strategy and would no longer pursue a Sub-IPO but intends to pursue a full separation of the IoT and Cybersecurity businesses, including the separation and streamlining of the Company’s centralized corporate functions into business-unit specific teams, with a view to establishing each business as an independently-operated, profitable and cashflow-positive division. The Company intends for the separation to enhance the operational focus and flexibility for each business, drive improved profitability, and increase optionality for the Company to optimize shareholder value. On February 12, 2024, the Company announced its progress in separation and provided targets in respect to annualized net profit improvements to be achieved through a combination of cost reductions and margin expansion, identified previously achieved annualized cost savings in the third quarter of fiscal 2024, and provided guidance regarding expected improvements in operating cash flow in fiscal 2025. On April 3, 2024, the Company stated that it had taken action in fiscal 2024 to reduce annualized expenditures by approximately $105 million and is working towards further run rate reductions.
Patent Sale
On May 11, 2023, the Company completed its previously announced patent sale with Malikie Innovations Limited and sold certain non-core patent assets for $170 million in cash on closing, an additional $30 million in cash by no later than the third anniversary of closing and potential future royalties in the aggregate amount of up to $700 million (the “Malikie Transaction”).
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to non-core intellectual property sold. The revenue recognized reflects the application of the Company’s accounting policies and critical accounting estimates, as described in Note 1 to the Consolidated Financial Statements, which resulted in a substantial majority of the potential future royalties from the Malikie Transaction being constrained until future periods. In evaluating the Malikie Transaction, the Company considered estimates of value, among other factors, which are not fully reflected when applying the principles of revenue recognition, such as the variable consideration constraint that is recognized at the inception of the Malikie Transaction. Accordingly, amounts initially recognized in the first quarter of fiscal 2024 do not reflect the full fair value of the overall transaction as determined by the Company. Additional variable consideration is expected to be recognized in future quarters, as determined quarterly based on the revenue recognition accounting framework. See Note 12 to the Consolidated Financial Statements.
Debt Repayment and New Issuance
On November 13, 2023, the Company repaid all amounts due upon the maturity of its outstanding 1.75% unsecured convertible debentures (the “2020 Debentures”) for an aggregate amount of $365 million. On November 17, 2023, the Company issued an aggregate of $150 million principal amount of new 1.75% extendable unsecured convertible debentures maturing on February 15, 2024 (the “Extension Debentures” and collectively with the 2020 Debentures, the “Debentures”), with an option for the parties to extend the maturity date to May 15, 2024 by mutual agreement, to certain controlled affiliates of Fairfax Financial Holdings Limited (“Fairfax”) on a private placement basis. The Extension Debentures had terms that were substantially similar to those of the 2020 Debentures. Interest expense on the Extension Debentures was approximately $1 million for the period from issuance to maturity on February 15, 2024.
On January 29, 2024, the Company issued $200 million aggregate principal amount of 3.00% senior convertible unsecured notes (the “Notes”) in an offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Company used the net proceeds of the issuance of the Notes principally to repay the Extension Debentures at maturity on February 15, 2024. The Notes are due on February 15, 2029 unless earlier converted, redeemed, or repurchased. Interest expense on the Notes will be approximately $6 million per year.
See Note 6 to the Consolidated Financial Statements for a description of the terms of the Notes.

Refer to Part I, Item 1A “Risk Factors” in this Annual Report on form 10-K for a discussion of these factors and other risks.
Fiscal 2024 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the fiscal years ended February 29, 2024, February 28, 2023, and February 28, 2022:

	As at and for the Fiscal Years Ended (in millions, except for share and per share amounts)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Revenue	$853	$656	$197	$718	$(62)
Gross margin	520	419	101	467	(48)
Operating expenses	645	1,144	(499)	469	675
Investment income, net	19	5	14	21	(16)
Income (loss) before income taxes	(106)	(720)	614	19	(739)
Provision for income taxes	24	14	10	7	7
Net income (loss)	$(130)	$(734)	$604	$12	$(746)
Earnings (loss) per share - reported
Basic	$(0.22)	$(1.27)		$0.02
Diluted	$(0.22)	$(1.35)		$(0.31)

Weighted-average number of shares outstanding (000’s)
Basic	584,543	578,654		570,607
Diluted (1)	584,543	639,487		631,440

______________________________
(1)Diluted loss per share on a U.S. GAAP basis for fiscal 2024 does not include the dilutive effect of the Debentures and the Notes as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for fiscal 2024, fiscal 2023, and fiscal 2022 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the

Consolidated Financial Statements for the fiscal year ended February 29, 2024 for calculation of the diluted weighted average number of shares outstanding.
The following section sets forth certain unaudited consolidated statements of operations data for the three months ended February 29, 2024, February 28, 2023 and February 28, 2022:

	For the Three Months Ended (in millions, except for share and per share amounts)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Revenue	$173	$151	$22	$185	$(34)
Gross margin	129	100	29	124	(24)
Operating expenses	185	599	(414)	(22)	621
Investment income (loss), net	4	6	(2)	(1)	7
Income (loss) before income taxes	(52)	(493)	441	145	(638)
Provision for income taxes	4	2	2	1	1
Net income (loss)	$(56)	$(495)	$439	$144	$(639)
Earnings (loss) per share - reported
Basic	$(0.10)	$(0.85)	$0.75	$0.25	$(1.10)
Diluted (1)	$(0.10)	$(0.85)	$0.75	$(0.03)	$(0.82)

Weighted-average number of shares outstanding (000’s)
Basic	587,523	581,493		575,883
Diluted (1)	587,523	581,493		636,716
______________________________
(1)Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2024 and 2023 do not include the dilutive effect of the Debentures or Notes as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2024, 2023 and 2022 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
The following tables show information by operating segment for the three months and year ended February 29, 2024 and February 28, 2023. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance of the Company’s reportable operating segments. See Note 12 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$92	$88	$4	$66	$53	$13	$15	$10	$5	$173	$151	$22
Segment cost of sales	32	36	(4)	10	10	—	2	4	(2)	44	50	(6)
Segment gross margin	$60	$52	$8	$56	$43	$13	$13	$6	$7	$129	$101	$28

	For the Year Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$378	$418	$(40)	$215	$206	$9	$260	$32	$228	$853	$656	$197
Segment cost of sales	142	185	(43)	36	37	(1)	152	12	140	330	234	96
Segment gross margin	$236	$233	$3	$179	$169	$10	$108	$20	$88	$523	$422	$101

The following tables reconcile the Company’s segment results for the three months and year ended February 29, 2024 to consolidated U.S. GAAP results:

	For the Three Months Ended February 29, 2024
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$92	$66	$15	$173	$—	$173
Cost of sales	32	10	2	44	—	44
Gross margin (1)	$60	$56	$13	$129	$—	$129
Operating expenses					185	185
Investment income, net					4	4
Loss before income taxes						$(52)

	For the Year Ended February 29, 2024
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$378	$215	$260	$853	$—	$853
Cost of sales	142	36	152	330	3	333
Gross margin (1)	$236	$179	$108	$523	$(3)	$520
Operating expenses					645	645
Investment income, net					19	19
Loss before income taxes						$(106)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months and year ended February 29, 2024.
The following tables reconcile the Company’s segment results for the three months and year ended February 28, 2023 to consolidated U.S. GAAP results:

	For the Three Months Ended February 28, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$88	$53	$10	$151	$—	$151
Cost of sales	36	10	4	50	1	51
Gross margin (1)	$52	$43	$6	$101	$(1)	$100
Operating expenses					599	599
Investment income, net					6	6
Loss before income taxes						$(493)

	For the Year Ended February 28, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$418	$206	$32	$656	$—	$656
Cost of sales	185	37	12	234	3	237
Gross margin (1)	$233	$169	$20	$422	$(3)	$419
Operating expenses					1,144	1,144
Investment income, net					5	5
Loss before income taxes						$(720)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months and year ended February 28, 2023.
Financial Highlights
The Company had approximately $298 million in cash, cash equivalents and investments as of February 29, 2024 (Fiscal 2023 - $487 million).
In fiscal 2024, the Company recognized revenue of $853 million and incurred a net loss of $130 million, or $0.22 basic and diluted loss per share on a U.S. GAAP basis (fiscal 2023 - revenue of $656 million and net loss of $734 million, or $1.27 basic loss per share and $1.35 diluted loss per share).
The Company recognized adjusted net income of $31 million, or adjusted income of $0.05 per share, on a non-GAAP basis in fiscal 2024 (fiscal 2023 - adjusted net loss of $103 million and adjusted loss of $0.18 per share). See “Non-GAAP Financial Measures” below.
Debentures Fair Value Adjustment
As previously disclosed, the Company elected the fair value option to account for the Debentures; therefore, periodic revaluation was required under U.S. GAAP. The fair value adjustment did not impact the terms of the Debentures such as the face value, the redemption features or the conversion price.
In fiscal 2024, the Company recorded non-cash income relating to changes in fair value of the 2020 Debentures of $2 million (pre-tax and after tax) and realized a non-cash charge relating to changes in fair value from non-credit components released from AOCL on maturity of the Extension Debentures and 2020 Debentures of $6 million (the “Fiscal 2024 Debentures Fair Value Adjustment”) in the Company’s consolidated statements of operations. See Note 6 to the Consolidated Financial Statements for further details on the Debentures.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On April 3, 2024, the Company announced financial results for the three months and fiscal year ended February 29, 2024, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage). Commencing with this MD&A and consistent with the presentation of the corresponding U.S. GAAP measures, the Company is presenting adjusted sales and marketing expense and adjusted general and administrative expense separately, whereas they were previously aggregated.
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP financial measures and non-GAAP ratios provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and are useful in helping management and readers understand the Company’s operating results and underlying operational trends. For purposes of comparability, the Company’s non-GAAP financial measures for the three months ended and years ended February 28, 2023 and February 28, 2022 have been updated to conform to the current year’s presentation.

•Debentures fair value adjustment. The Company elected to measure the Debentures at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the Debentures was recalculated and the resulting non-cash income and charges from the change in fair value from non-credit components of the Debentures were recognized in income. The amount varied each period depending on changes to the Company’s share price, share price volatility and credit indices. This was not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
•Restructuring charges. The Company believes that restructuring costs relating to employee termination benefits, facilities, streamlining the Company’s centralized corporate functions into Cybersecurity and IoT specific teams and other costs pursuant to the programs to reduce its annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods
•Stock compensation expenses. Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended February 29, 2024, February 28, 2023 and February 28, 2022
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. Commencing with this MD&A and consistent with the presentation of the corresponding U.S. GAAP measures, the Company is presenting adjusted sales and marketing expense and adjusted general and administrative expense separately. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.

A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended February 29, 2024, February 28, 2023 and February 28, 2022 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	February 29, 2024	February 28, 2023	February 28, 2022
Gross margin	$129	$100	$124
Stock compensation expense	—	1	1
Adjusted gross margin	$129	$101	$125

Gross margin %	74.6%	66.2%	67.0%
Stock compensation expense	—%	0.7%	0.6%
Adjusted gross margin %	74.6%	66.9%	67.6%
Reconciliation of U.S. GAAP operating expense (income) for the three months ended February 29, 2024, November 30, 2023, February 28, 2023 and February 28, 2022 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	February 29, 2024	November 30, 2023	February 28, 2023	February 28, 2022
Operating expense (income)	$185	$138	$599	$(22)
Restructuring charges	20	9	7	—
Stock compensation expense	5	7	9	4
Debentures fair value adjustment (1)	—	(13)	(26)	(165)
Acquired intangibles amortization	8	9	15	22
Goodwill impairment charge	35	—	245	—
LLA impairment charge	4	11	231	—
Adjusted operating expense	$113	$115	$118	$117
______________________________
(1) See “Fiscal 2024 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”.
Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended February 29, 2024, February 28, 2023 and February 28, 2022 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	February 29, 2024		February 28, 2023		February 28, 2022
		Basic earnings (loss) per share		Basic loss per share		Basic earnings per share
Net income (loss)	$(56)	$(0.10)	$(495)	$(0.85)	$144	$0.25
Restructuring charges	20		7		—
Stock compensation expense	5		10		5
Debentures fair value adjustment	—		(26)		(165)
Acquired intangibles amortization	8		15		22
Goodwill impairment charge	35		245		—
LLA impairment charge	4		231		—
Adjusted net income (loss)	$16	$0.03	$(13)	$(0.02)	$6	$0.01
Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the three months ended February 29, 2024, February 28, 2023 and February 28, 2022 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	February 29, 2024	February 28, 2023	February 28, 2022
Research and development	$40	$48	$47
Stock compensation expense	2	3	2
Adjusted research and development	$38	$45	$45

Sales and marketing	$41	$48	$45
Stock compensation expense	1	2	1
Adjusted sales and marketing	$40	$46	$44

General and administrative	$53	$35	$19
Restructuring charges	20	7	—
Stock compensation expense	2	4	1
Adjusted general and administrative	$31	$24	$18

Amortization	$12	$18	$32
Acquired intangibles amortization	8	15	22
Adjusted amortization	$4	$3	$10
Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the years ended February 29, 2024, February 28, 2023 and February 28, 2022
A reconciliation of the most directly comparable U.S. GAAP financial measures for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 to adjusted financial measures is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 29, 2024	February 28, 2023	February 28, 2022
Gross margin	$520	$419	$467
Stock compensation expense	3	3	4
Adjusted gross margin	$523	$422	$471

Gross margin %	61.0%	63.9%	65.0%
Stock compensation expense	0.3%	0.4%	0.6%
Adjusted gross margin %	61.3%	64.3%	65.6%

Operating expense	$645	$1,144	$469
Restructuring charges	37	11	—
Stock compensation expense	30	28	26
Debentures fair value adjustment (1)	3	(138)	(212)
Acquired intangibles amortization	38	82	115
Goodwill impairment charge	35	245	—
LLA impairment charge	15	235	—
Litigation settlement	—	165	—
Adjusted operating expense	$487	$516	$540
______________________________
(1) See “Fiscal 2024 Summary Results of Operations - Financial Highlights - Debentures Fair Value Adjustment”.

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 to the adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Fiscal Years Ended (in millions, except per share amounts)	February 29, 2024		February 28, 2023		February 28, 2022
		Basic earnings (loss) per share		Basic loss per share		Basic earnings (loss) per share
Net income (loss)	$(130)	$(0.22)	$(734)	$(1.27)	$12	$0.02
Restructuring charges	37		11		—
Stock compensation expense	33		31		30
Debentures fair value adjustment	3		(138)		(212)
Acquired intangibles amortization	38		82		115
Goodwill impairment charge	35		245		—
LLA impairment charge	15		235		—
Litigation settlement	—		165		—
Adjusted net income (loss)	$31	$0.05	$(103)	$(0.18)	$(55)	$(0.10)
Reconciliation of U.S GAAP research and development, sales and marketing, general and administrative, and amortization expense for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 29, 2024	February 28, 2023	February 28, 2022
Research and development	$186	$207	$219
Stock compensation expense	8	9	8
Adjusted research and development	$178	$198	$211

Sales and marketing	$171	$176	$183
Stock compensation expense	6	5	5
Adjusted sales and marketing	$165	$171	$178

General and administrative	$181	$164	$114
Restructuring charges	37	11	—
Stock compensation expense	16	14	13
Adjusted general and administrative	$128	$139	$101

Amortization	$54	$96	$165
Acquired intangibles amortization	38	82	115
Adjusted amortization	$16	$14	$50

Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the three months ended February 29, 2024, February 28, 2023 and February 28, 2022 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Three Months Ended (in millions)	February 29, 2024	February 28, 2023	February 28, 2022
Operating income (loss)	$(56)	$(499)	$146
Non-GAAP adjustments to operating income (loss)
Restructuring charges	20	7	—
Stock compensation expense	5	10	5
Debentures fair value adjustment	—	(26)	(165)
Acquired intangibles amortization	8	15	22
Goodwill impairment charge	35	245	—
LLA impairment charge	4	231	—
Total non-GAAP adjustments to operating income (loss)	72	482	(138)
Adjusted operating income (loss)	16	(17)	8
Amortization	13	20	34
Acquired intangibles amortization	(8)	(15)	(22)
Adjusted EBITDA	$21	$(12)	$20

Revenue	$173	$151	$185
Adjusted operating income (loss) margin % (1)	9%	(11%)	4%
Adjusted EBITDA margin % (2)	12%	(8%)	11%
______________________________
(1) Adjusted operating income (loss) margin % is calculated by dividing adjusted operating income (loss) by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the fiscal years ended February 29, 2024, February 28, 2023 and February 28, 2022 are reflected in the table below.

For the Fiscal Years Ended (in millions)	February 29, 2024	February 28, 2023	February 28, 2022
Operating loss	$(125)	$(725)	$(2)
Non-GAAP adjustments to operating loss
Restructuring charges	37	11	—
Stock compensation expense	33	31	30
Debentures fair value adjustment	3	(138)	(212)
Acquired intangibles amortization	38	82	115
Goodwill impairment charge	35	245	—
LLA impairment charge	15	235	—
Litigation settlement	—	165	—
Total non-GAAP adjustments to operating loss	161	631	(67)
Adjusted operating income (loss)	36	(94)	(69)
Amortization	59	105	176
Acquired intangibles amortization	(38)	(82)	(115)
Adjusted EBITDA	$57	$(71)	$(8)

Revenue	$853	$656	$718
Adjusted operating income (loss) margin % (1)	4%	(14%)	(10%)
Adjusted EBITDA margin % (2)	7%	(11%)	(1%)
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
Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the three months ended February 29, 2024, February 28, 2023 and February 28, 2022 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	February 29, 2024	February 28, 2023	February 28, 2022
Net cash provided by (used in) operating activities	$(15)	$(7)	$10
Acquisition of property, plant and equipment	(2)	(2)	$(2)
Free cash flow (usage)	$(17)	$(9)	$8

Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 to free cash flow (usage) is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 29, 2024	February 28, 2023	February 28, 2022
Net cash used in operating activities	$(3)	$(263)	$(28)
Acquisition of property, plant and equipment	(7)	(7)	(8)
Free cash usage	$(10)	$(270)	$(36)
For the year ended February 28, 2023, free cash usage includes $165 million paid in relation to a legal settlement.
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that Cybersecurity annual recurring revenue (“ARR”), Cybersecurity dollar-based net retention rate (“DBNRR”), Cybersecurity total contract value (“TCV”) billings, recurring software product revenue percentage and QNX royalty backlog do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies.
Comparative breakdowns of certain key metrics for the three months ended February 29, 2024 and February 28, 2023 are set forth below.

For the Three Months Ended (in millions)	February 29, 2024	February 28, 2023	Change
Cybersecurity Annual Recurring Revenue	$280	$298	$(18)
Cybersecurity Dollar-Based Net Retention Rate	85%	81%	4%
Cybersecurity Total Contract Value Billings	$91	$107	$(16)
Recurring Software Product Revenue Percentage	~ 90%	~ 90%	—%
QNX Royalty Backlog	$815	$640	$175
Cybersecurity Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Cybersecurity business.
Cybersecurity ARR was approximately $280 million in the fourth quarter of fiscal 2024 and increased compared to $273 million in the third quarter of fiscal 2024 and decreased compared to $298 million in the fourth quarter of fiscal 2023 primarily due to customer churn in the BlackBerry Spark business.
The Company previously stated that it expected ARR in the fourth quarter of fiscal 2024 to be broadly consistent with the third quarter of fiscal 2024. Cybersecurity ARR increased by 3% compared to the third quarter of fiscal 2024.
The Company expects Cybersecurity ARR to be flat sequentially in the first quarter of fiscal 2025.
Cybersecurity Dollar-Based Net Retention Rate
The Company calculates the Cybersecurity DBNRR as of period end by first calculating the Cybersecurity ARR from the customer base as at 12 months prior to the current period end (“Prior Period ARR”). The Company then calculates the Cybersecurity ARR for the same cohort of customers as at the current period end (“Current Period ARR”). The Company then divides the Current Period ARR by the Prior Period ARR to calculate the DBNRR.
Cybersecurity DBNRR was 85% in the fourth quarter of fiscal 2024 and increased compared to 82% in the third quarter of fiscal 2024 and 81% in the fourth quarter of fiscal 2023.
Cybersecurity Total Contract Value Billings
The Company defines Cybersecurity TCV billings as amounts invoiced less credits issued. The Company considers Cybersecurity TCV billings to be a useful metric because billings drive deferred revenue, which is an important indicator of the health and visibility of the business, and represents a significant percentage of future revenue.
Cybersecurity TCV billings was $91 million in the fourth quarter of fiscal 2024 and decreased compared to $109 million in the third quarter of fiscal 2024 and $107 million in the fourth quarter of fiscal 2023 primarily due to the timing of closing large customer contracts and churn in the BlackBerry Spark business.
The Company previously stated that it expected Cybersecurity TCV billings to continue to exceed Cybersecurity revenue in fiscal 2024. Cybersecurity TCV billings exceeded Cybersecurity revenue in fiscal 2024.

Recurring Software Product Revenue Percentage
The Company defines recurring software product revenue percentage as recurring software product revenue divided by total Software & Services revenue. Recurring software product revenue is comprised of subscription and term licenses, maintenance arrangements, royalty arrangements and perpetual licenses recognized ratably under ASC 606. Total Software & Services revenue is comprised of recurring product revenue, non-recurring product revenue and professional services. The Company uses recurring software product revenue percentage to provide visibility into the revenue expected to be recognized in the current and future periods.
Total Software & Services product revenue, excluding professional services, was approximately 90% recurring in the fourth quarter of fiscal 2024 and increased compared to approximately 70% recurring in the third quarter of fiscal 2024 due to product mix and was consistent with the fourth quarter of fiscal 2023.
QNX Royalty Backlog
The Company defines the royalty backlog of its QNX business as estimated future revenue from variable forecasted royalties related to the QNX business. The estimation of forecasted royalties is based on QNX’s royalty rates and on projections of anticipated volumes that are based on historical shipping experience and current customer projections that management believes are reasonable over the lifetime of a design. The QNX royalty backlog is calculated annually based on current projections of volumes and may not be indicative of actual future revenue. The revenue that the Company will recognize is subject to several factors, including actual volumes and potential terminations or modifications to customer contracts.
The Company’s QNX royalty backlog was approximately $815 million at the end of the fourth quarter of fiscal 2024 and increased compared to approximately $640 million at the end of the fourth quarter of fiscal 2023.
Results of Operations - Fiscal year ended February 29, 2024 compared to fiscal year ended February 28, 2023
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Fiscal Years Ended (in millions)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Revenue by Segment
Cybersecurity	$378	$418	$(40)	$477	$(59)
IoT	215	206	9	178	28
Licensing and Other	260	32	228	63	(31)
	$853	$656	$197	$718	$(62)

% Revenue by Segment
Cybersecurity	44.3%	63.7%		66.4%
IoT	25.2%	31.4%		24.8%
Licensing and Other	30.5%	4.9%		8.8%
	100.0%	100.0%		100.0%
Cybersecurity
The decrease in Cybersecurity revenue of $40 million was primarily due to a decrease of $28 million relating to product revenue in BlackBerry Spark, a decrease of $8 million relating to product revenue in Secusmart and a decrease of $3 million in professional services.

The Company previously stated that it expected Cybersecurity revenue for fiscal 2024 as a whole to be in the range of $369 million to $374 million. Cybersecurity revenue for fiscal 2024 as a whole was $378 million.
The Company expects Cybersecurity revenue to be in the range of $78 million to $82 million in the first quarter of fiscal 2025, and for the full year to be in the range of $350 million to $365 million in fiscal 2025.
IoT
The increase in IoT revenue of $9 million was primarily due to an increase of $12 million in BlackBerry QNX royalty revenue and an increase of $3 million in product revenue from BlackBerry Radar, partially offset by a decrease of $6 million in professional services.
The Company previously stated that it expected IoT revenue to be in the range of $211 million to $215 million for fiscal 2024 as a whole. IoT revenue for fiscal 2024 was $215 million.
The Company expects IoT revenue to be in the range of $48 million to $52 million in the first quarter of fiscal 2025, and for the full year to be in the range of $220 million to $235 million in fiscal 2025.
The Company previously stated that it expected total Software & Services revenue, excluding potential revenue from BlackBerry IVY, to be in the range of $580 million and $589 million for fiscal 2024 as a whole. Total Software & Services revenue, excluding potential revenue from BlackBerry IVY for fiscal 2024 was $593 million due to higher revenue in Cybersecurity as described above.
Licensing and Other
The increase in Licensing and Other revenue of $228 million was primarily due to an increase of $218 million related to the completed Malikie Transaction and an increase of $10 million in revenue from the Company’s intellectual property licensing arrangements.
The Company expects Licensing and Other revenue to be approximately $4 million in each of the four quarters of fiscal 2025.
The Company expects total Company revenue to be approximately $130 million to $138 million in the first quarter of fiscal 2025 and total Company revenue to be approximately $586 million to $616 million in fiscal 2025.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Fiscal Years Ended (in millions)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Revenue by Geography
North America	$556	$350	$206	$413	$(63)
Europe, Middle East and Africa	172	222	(50)	234	(12)
Other regions	125	84	41	71	13
	$853	$656	$197	$718	$(62)

% Revenue by Geography
North America	65.2%	53.4%		57.5%
Europe, Middle East and Africa	20.2%	33.8%		32.6%
Other regions	14.6%	12.8%		9.9%
	100.0%	100.0%		100.0%

North America Revenue
The increase in North America revenue of $206 million was primarily due to an increase of $228 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, an increase of $4 million in BlackBerry QNX development seat revenue and an increase of $4 million relating to product revenue in AtHoc, partially offset by a decrease of $20 million in product revenue in BlackBerry Spark and a decrease of $13 million in professional services.

Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $50 million was primarily due to a decrease of $38 million relating to product revenue in Secusmart, a decrease of $15 million in product revenue in BlackBerry Spark and a decrease of $3 million in BlackBerry QNX development seat revenue, partially offset by an increase of $6 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
The increase in Other regions revenue of $41 million was primarily due to an increase of $27 million relating to product revenue in Secusmart, an increase of $7 million in product revenue in BlackBerry Spark, an increase of $6 million in professional services and an increase of $2 million in BlackBerry QNX royalty revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $101 million to approximately $520 million in fiscal 2024 (fiscal 2023 - $419 million). The increase was primarily due to the completed Malikie Transaction and an increase in revenue from Secusmart, partially offset by a decrease in revenue from BlackBerry Spark due to the reasons discussed above in “Revenue by Segment”, as much of the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 2.9%, to approximately 61.0% of consolidated revenue in fiscal 2024 (fiscal 2023 - 63.9%). The decrease was primarily due to a change in mix, specifically higher contribution from Licensing and Other, which had a lower gross margin percentage due to the completed Malikie Transaction, partially offset by a higher gross margin contribution from Secusmart software licenses, which had a higher relative gross margin percentage.
Gross Margin by Segment
See “Business Overview” and “Fiscal 2024 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Years Ended
	(in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$378	$418	$(40)	$215	$206	$9	$260	$32	$228	$853	$656	$197
Segment cost of sales	142	185	(43)	36	37	(1)	152	12	140	330	234	96
Segment gross margin	$236	$233	$3	$179	$169	$10	$108	$20	$88	$523	$422	$101
Segment gross margin %	62%	56%	6%	83%	82%	1%	42%	63%	(21%)	61%	64%	(3%)
Cybersecurity
The increase in Cybersecurity gross margin of $3 million was primarily due to the reasons discussed above in “Revenue by Segment”, a decrease of $13 million in network infrastructure costs and a change in mix, specifically a higher gross margin contribution from Secusmart software licenses, which had a higher relative gross margin percentage.
The increase in Cybersecurity gross margin percentage of 6% was primarily due to the same reasons discussed above.
IoT
The increase in IoT gross margin of $10 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
The increase in IoT gross margin percentage of 1% was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
Licensing and Other
The increase in Licensing and Other gross margin of $88 million was primarily due to the completed Malikie Transaction.
The increase in Licensing and Other gross margin percentage of 27% was primarily due to the completed Malikie Transaction, which had a lower relative gross margin percentage due to the cost basis of the sold assets which were de-recognized.

Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expense for fiscal 2024 compared to fiscal 2023 and fiscal 2023 compared to fiscal 2022.

	For the Fiscal Years Ended (in millions)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Revenue	$853	$656	$197	$718	$(62)
Operating expenses
Research and development	186	207	(21)	219	(12)
Sales and marketing	171	176	(5)	183	(7)
General and administrative	181	164	17	114	50
Amortization	54	96	(42)	165	(69)
Impairment of goodwill	35	245	(210)	—	245
Impairment of long-lived assets	15	235	(220)	—	235
Gain on sale of property, plant and equipment, net	—	(6)	6	—	(6)
Debentures fair value adjustment	3	(138)	141	(212)	74
Litigation settlement	—	165	(165)	—	165
Total	$645	$1,144	$(499)	$469	$675

Operating Expense as % of Revenue
Research and development	21.8%	31.6%		30.5%
Sales and marketing	20.0%	26.8%		25.5%
General and administrative	21.2%	25.0%		15.9%
Amortization	6.3%	14.6%		23.0%
Impairment of goodwill	4.1%	37.3%		—%
Impairment of long-lived assets	1.8%	35.8%		—%
Gain on sale of property, plant and equipment, net	—%	(0.9%)		—%
Debentures fair value adjustment	0.4%	(21.0%)		(29.5%)
Litigation settlement	—%	25.2%		—%
Total	75.6%	174.4%		65.3%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the years ended February 29, 2024, February 28, 2023 and February 28, 2022.

U.S. GAAP Operating Expenses
Operating expenses decreased by $499 million, or 43.6% in fiscal 2024 compared to fiscal 2023. The decrease was primarily due to a decrease of $220 million in impairment of long-lived assets, a decrease of $210 million in goodwill impairment, a $165 million litigation settlement in fiscal 2023 that did not recur, a decrease of $42 million in amortization expense and a decrease in $20 million in salaries and benefits expenses, partially offset by the difference between the Fiscal 2024 Debentures Fair Value Adjustment and the fair value adjustment related to the Debentures incurred in fiscal 2023 of $141 million, an increase of $27 million in restructuring costs, a decrease in benefits of $4 million in government subsidies resulting from claims filed for the Canada Emergency Wage Subsidy and Hardest-Hit Business Recovery Program programs (“COVID-19 subsidies”) to support the business through the COVID-19 pandemic and an increase of $2 million in the Company’s deferred share unit costs.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $29 million, or 5.6%, to $487 million in fiscal 2024, compared to $516 million in fiscal 2023. The decrease was primarily attributable to a decrease of $20 million in salaries and benefits expenses and a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business, partially offset by a decrease in benefits of $4 million in COVID-19 subsidies, an increase of $2 million in amortization expense and an increase of $2 million in the Company’s deferred share unit costs.
The Company expects its average quarterly non-GAAP operating expense run rate to be approximately $110 million in fiscal 2025.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $21 million, or 10.1% in fiscal 2024 compared to fiscal 2023. The decrease was primarily attributable to a decrease of $11 million in salaries and benefits expenses and a decrease of $3 million in consulting costs, a decrease of $3 million in variable incentive plan costs and a decrease of $2 million in stock based compensation expense.
Adjusted research and development expenses decreased by $20 million, or 10.1%, to $178 million in fiscal 2024 compared to $198 million in fiscal 2023. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis, excluding the decrease in stock based compensation expense.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses decreased by $5 million, or 2.8% in fiscal 2024 compared to fiscal 2023. The decrease was primarily due to a decrease of $6 million in salaries and benefits and a decrease of $4 million in marketing and advertising costs, partially offset by an increase of $3 million in consulting costs and an increase of $1 million in stock based compensation expense.
Adjusted sales and marketing expenses decreased by $6 million, or 3.5%, to $165 million in fiscal 2024 compared to $171 million in fiscal 2023. The decrease was primarily due to same reasons described above on a U.S. GAAP basis, excluding the increase in stock based compensation expense.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses increased by $17 million, or 10.4%, in fiscal 2024 compared to fiscal 2023. The increase was primarily due to an increase of $27 million in restructuring costs, a decrease in benefits of $4 million in COVID-19 subsidies, an increase of $2 million in variable incentive plan costs and an increase of $2 million in stock based compensation expense, partially offset by a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business.
Adjusted general and administrative expenses decreased by $11 million, or 7.9%, to $128 million in fiscal 2024 compared to $139 million in fiscal 2023. The decrease was primarily due a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business, a decrease of $3 million in consulting costs, partially offset by a decrease in benefits of $4 million in COVID-19 subsidies, an increase of $2 million in variable incentive plan costs and a decrease of $2 million in the Company’s deferred share unit cost.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for fiscal 2024 compared to fiscal 2023 and fiscal 2023 compared to fiscal 2022. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Fiscal Years Ended (in millions)
	Included in Operating Expense
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Property, plant and equipment	$8	$9	$(1)	$12	$(3)
Intangible assets	46	87	(41)	153	(66)
Total	$54	$96	$(42)	$165	$(69)

	Included in Cost of Sales
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Property, plant and equipment	$2	$3	$(1)	$3	$—
Intangible assets	3	6	(3)	8	(2)
Total	$5	$9	$(4)	$11	$(2)

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $42 million was primarily due to the lower cost base of acquired technology assets due to the impairment of long-lived assets in fiscal 2023.
Adjusted amortization expense increased by $2 million to $16 million in fiscal 2024 compared to $14 million in fiscal 2023 due to an increase in patent amortization expense included in operating expenses as a result of the decrease in revenue from the Company’s intellectual property licensing arrangements.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $4 million was due to the lower cost base of assets.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures and the Notes, increased by $14 million to investment income, net of $19 million in fiscal 2024 compared to investment income, net of $5 million in fiscal 2023. The increase in investment income, net was primarily due to a higher yield on cash and investments and interest income on significant financing components within certain revenue contracts with customers, partially offset by lower average cash and investment balances.
Income Taxes
For fiscal 2024, the Company’s net effective income tax expense rate was approximately 23% (fiscal 2023 - net effective income tax expense rate of approximately 2%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in loss carry forwards, research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net loss for fiscal 2024 was $130 million, or $0.22 basic and diluted loss per share on a U.S. GAAP basis (fiscal 2023 - net loss of $734 million, or $1.27 basic loss per share and $1.35 diluted loss per share). The decrease in net loss of $604 million was primarily due to a decrease in operating expenses, as described above in “Operating Expenses” and an increase in revenue as described above in “Revenue by Segment”, partially offset by a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income for fiscal 2024 was $31 million (fiscal 2023 - adjusted net loss of $103 million). The increase in adjusted net income of $134 million was primarily due to an increase in revenue as described above in “Revenue by Segment” and a decrease in operating expenses as described above in “Operating Expenses”, partially offset by a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
The Company expects a sequential increase in operating cash usage in the first quarter of fiscal 2025, but a year-on-year improvement in fiscal 2025 after adjusting for the impact of the sale of our legacy patent portfolio in the first quarter of fiscal 2025.
The Company expects non-GAAP EPS to be in the range of ($0.04) to ($0.06), and adjusted EBITDA to be in the range of negative $15 million to negative $25 million in the first quarter of fiscal 2025.
The Company expects non-GAAP EPS to be in the range of ($0.02) to ($0.06), and adjusted EBITDA to be in the range of breakeven to $10 million in fiscal 2025.
The Company expects to return to positive non-GAAP EPS and positive cash flow in the fourth quarter of fiscal 2025.
The Company does not provide a reconciliation of expected adjusted EBITDA and expected Non-GAAP basic EPS for the first quarter and full fiscal year 2025 to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges and impairment charges and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 585 million common shares for basic loss and diluted loss per share for the fiscal year ended February 29, 2024. The weighted average number of shares outstanding was 579 million common shares for basic loss per share and 639 million common shares for diluted loss per share for the fiscal year ended February 28, 2023.
Common Shares Outstanding
On April 1, 2024, there were 589 million voting common shares, options to purchase 0.2 million voting common shares, 19 million restricted share units and 1 million deferred share units outstanding. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes, as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Results of Operations - Three months ended February 29, 2024 compared to the three months ended February 28, 2023
Revenue
Revenue by Segment
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Three Months Ended (in millions)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Revenue by Segment
Cybersecurity	$92	$88	$4	$122	$(34)
IoT	66	53	13	52	1
Licensing and Other	15	10	5	11	(1)
	$173	$151	$22	$185	$(34)

% Revenue by Segment
Cybersecurity	53.2%	58.3%		65.9%
IoT	38.2%	35.1%		28.1%
Licensing and Other	8.6%	6.6%		6.0%
	100.0%	100.0%		100.0%

Cybersecurity
The increase in Cybersecurity revenue of $4 million was primarily due to an increase of $5 million relating to product revenue in Secusmart and an increase of $1 million in professional services, partially offset by a decrease of $2 million relating to product revenue in BlackBerry Spark.
The Company previously stated that it expected Cybersecurity revenue in the fourth quarter of fiscal 2024 to be in the range of $83 million to $88 million. Cybersecurity revenue in the fourth quarter of fiscal 2024 was $92 million.
IoT
The increase in IoT revenue of $13 million was primarily due to an increase of $8 million in BlackBerry QNX development seat revenue, an increase of $2 million in BlackBerry QNX royalty revenue and an increase of $2 million in professional services.
The Company previously stated that it expected IoT revenue in the fourth quarter of fiscal 2024 to be in the range of $62 million to $66 million and to be higher than in any previous quarter. IoT revenue in the fourth quarter of fiscal 2024 was $66 million and was higher than any previous quarter.
Licensing and Other
The increase in Licensing and Other revenue of $5 million was primarily due to an increase of $5 million in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected revenue from intellectual property licensing to be approximately $5 million per quarter in fiscal 2024, excluding the Malikie Transaction. Revenue from intellectual property licensing was approximately $15 million excluding the Malikie Transaction due to higher licensing program royalty revenue.
The Company previously stated that it expected total BlackBerry revenue in the fourth quarter of fiscal 2024 to be in the range of $150 million to $159 million. Total BlackBerry revenue in the fourth quarter of fiscal 2024 was $173 million due to higher revenue in Cybersecurity and Licensing and Other as described above.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Three Months Ended (in millions)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Revenue by Geography
North America	$91	$84	$7	$100	$(16)
Europe, Middle East and Africa	45	46	(1)	66	(20)
Other regions	37	21	16	19	2
	$173	$151	$22	$185	$(34)

% Revenue by Geography
North America	52.6%	55.6%		54.0%
Europe, Middle East and Africa	26.0%	30.5%		35.7%
Other regions	21.4%	13.9%		10.3%
	100.0%	100.0%		100.0%
North America Revenue
The increase in North America revenue of $7 million was primarily due to an increase of $5 million in Licensing and Other revenue due to the reasons discussed above in “Revenue by Segment”, an increase of $3 million in BlackBerry QNX development seats revenue, an increase of $2 million in BlackBerry QNX royalty revenue and an increase of $2 million in product revenue in Radar, partially offset by a decrease of $7 million in product revenue in BlackBerry Spark.
Europe, Middle East and Africa Revenue
Europe, Middle East and Africa revenue in the fourth quarter of fiscal 2024 was consistent with revenue in the fourth quarter of fiscal 2023. The increase of $3 million in product revenue in Secusmart and the increase of $2 million in BlackBerry QNX development seat revenue was offset by the decrease of $5 million relating to product revenue in BlackBerry Spark.

Other Regions Revenue
The increase in Other regions revenue of $16 million was primarily due to an increase of $10 million in product revenue in BlackBerry Spark, an increase of $3 million in BlackBerry QNX development seat revenue and an increase of $2 million in professional services.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $29 million to approximately $129 million in the fourth quarter of fiscal 2024 (fourth quarter of fiscal 2023 - $100 million). The increase was primarily due to an increase in revenue from BlackBerry QNX and Licensing and Other due to the reasons discussed above in “Revenue by Segment” as much of the Company’s cost of sales does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 8.4%, to approximately 74.6% of consolidated revenue in the fourth quarter of fiscal 2024 (fourth quarter of fiscal 2023 - 66.2%). The increase was primarily due to a higher gross margin percentage in Licensing and Other due to the reasons discussed below in “Gross Margin by Segment” and higher gross margin contribution from Secusmart software licenses, which had a higher relative gross margin percentage.
Gross Margin by Segment
See “Business Overview - Segment Reporting” and “Fiscal 2024 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change	Feb 29	Feb 28	Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$92	$88	$4	$66	$53	$13	$15	$10	$5	$173	$151	$22
Segment cost of sales	32	36	(4)	10	10	—	2	4	(2)	44	50	(6)
Segment gross margin	$60	$52	$8	$56	$43	$13	$13	$6	$7	$129	$101	$28
Segment gross margin %	65%	59%	6%	85%	81%	4%	87%	60%	27%	75%	67%	8%
Cybersecurity
The increase in Cybersecurity gross margin of $8 million was primarily due to the reasons discussed above in “Revenue by Segment”, a decrease of $2 million in network infrastructure costs and a change in mix, specifically a higher gross margin contribution from Secusmart product revenue, which had a higher relative gross margin percentage.
The increase in Cybersecurity gross margin percentage of 6% was primarily due to the same reasons discussed above.
IoT
The increase in IoT gross margin of $13 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
The increase in IoT gross margin percentage of 4% was primarily due to the same reasons discussed above.
Licensing and Other
The increase in Licensing and Other gross margin of $7 million was primarily due to the reasons discussed above in “Revenue by Segment” and a decrease of $1 million in patent costs included in cost of sales in the fourth quarter of fiscal 2023, which did not recur.
The increase in Licensing and Other gross margin percentage of 27% was primarily due to the same reasons discussed above.
Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expenses for the quarter ended February 29, 2024, compared to the quarter ended November 30, 2023 and the quarter ended February 28, 2023. The Company believes it is meaningful to provide a sequential comparison between the fourth quarter of fiscal 2024 and the third quarter of fiscal 2024.

	For the Three Months Ended (in millions)
	February 29, 2024	November 30, 2023	February 28, 2023	February 28, 2022
Revenue	$173	$175	$151	$185
Operating expenses
Research and development	40	42	48	47
Sales and marketing	41	42	48	45
General and administrative	53	43	35	19
Amortization	12	13	18	32
Impairment of long-lived assets	4	11	231	—
Impairment of goodwill	35	—	245	—
Debentures fair value adjustment	—	(13)	(26)	(165)
Total	$185	$138	$599	$(22)

Operating Expense as % of Revenue
Research and development	23.1%	24.0%	31.8%	25.4%
General and administrative	23.7%	24.0%	31.8%	24.3%
Sales and marketing	30.6%	24.6%	23.2%	10.3%
Amortization	6.9%	7.4%	11.9%	17.3%
Impairment of long-lived assets	2.3%	6.3%	153.0%	—%
Impairment of goodwill	20.2%	—%	162.3%	—%
Debentures fair value adjustment	—%	(7.4%)	(17.2%)	(89.2%)
Total	106.9%	78.9%	396.7%	(11.9%)
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended February 29, 2024, November 30, 2023, February 28, 2023 and February 28, 2022.
U.S. GAAP Operating Expenses
Operating expenses increased by $47 million, or 34.1% in the fourth quarter of fiscal 2024, compared to $138 million in the third quarter of fiscal 2024 primarily due to the goodwill impairment charge of $35 million in the fourth quarter of fiscal 2024, the benefit of the fair value adjustment related to the 2020 Debentures incurred in the third quarter of fiscal 2024 of $13 million that did not recur and an increase of $11 million in restructuring costs, partially offset by a decrease of $7 million in impairment of long-lived assets and a decrease of $5 million in legal expenses.
Operating expenses decreased by $414 million, or 69.12% in the fourth quarter of fiscal 2024, compared to $599 million in the fourth quarter of fiscal 2023. The decrease was primarily attributable to a decrease of $227 million in impairment of long-lived assets, a decrease of $210 million in goodwill impairment and a decrease of $6 million in amortization costs, partially offset by the benefit of the fair value adjustment related to the 2020 Debentures incurred in the fourth quarter of fiscal 2024 of $26 million that did not recur and an increase of $14 million in restructuring costs.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $2 million, or 1.7%, to $113 million in the fourth quarter of fiscal 2024 compared to $115 million in the third quarter of fiscal 2024. The decrease was primarily due to a decrease of $5 million in legal expenses, and a decrease of $1 million in marketing and advertising costs, partially offset by an increase of $3 million in variable incentive plan costs and a benefit of $3 million related to a legal settlement in the third quarter of fiscal 2024 that did not recur.
Adjusted operating expenses decreased by $5 million, or 4.2%, to $113 million in the fourth quarter of fiscal 2024, compared to $118 million in the fourth quarter of fiscal 2023. The decrease was primarily attributable to a decrease of $8 million in salaries and benefits costs and a decrease of $5 million in marketing and advertising costs, partially offset by an increase of $8 million in variable incentive plan costs.
The Company previously stated that it expected non-GAAP sales and marketing expense to be approximately 27% of revenue, research and development to be approximately 30% of revenue, and general and administration, excluding amortization, to be approximately 20% of revenue in the fourth quarter of fiscal 2024. Adjusted sales and marketing expense was 23% of revenue, adjusted research and development expense was 22% of revenue and adjusted general and administrative expense was 18% of revenue due to the expectation being based on achievement of the mid-point of the Company’s expected range for total revenue.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $8 million, or 16.7%, in the fourth quarter of fiscal 2024 compared to the fourth quarter of fiscal 2023, primarily due to a decrease of $5 million in salaries and benefit costs, a decrease of $2 million in consulting costs and a decrease of $1 million in stock compensation expense.
Adjusted research and development expenses decreased by $7 million, or 15.6%, to $38 million in the fourth quarter of fiscal 2024 compared to $45 million in the fourth quarter of fiscal 2023, was primarily due to the same reasons described above on a U.S. GAAP basis, excluding the decrease in stock based compensation expense.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses decreased by $7 million, or 14.6% in fiscal 2024, in the fourth quarter of fiscal 2024 compared to the fourth quarter of fiscal 2023, primarily due to a decrease of $4 million in advertising and marketing costs, a decrease of $3 million in salaries and benefit costs, partially offset by an increase $1 million in sales incentive plan costs.
Adjusted sales and marketing expenses decreased by $6 million, or 13.0%, to $40 million in the fourth quarter of fiscal 2024 compared to $46 million in the fourth quarter of fiscal 2023. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses increased by $18 million, or 51.4%, in the fourth quarter of fiscal 2024 compared to the fourth quarter of fiscal 2023. The increase was primarily due to an increase of $14 million in restructuring costs and an increase of $8 million in variable incentive plan costs, partially offset by a decrease of $2 million in stock compensation expense.
Adjusted general and administrative expenses increased by $7 million, or 29.2%, to $31 million in the fourth quarter of fiscal 2024 compared to $24 million in the fourth quarter of fiscal 2023. The increase was primarily due to an increase of $8 million in variable incentive plan costs.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended February 29, 2024 compared to the quarter ended February 28, 2023 and for the quarter ended February 28, 2023 compared to the quarter ended February 28, 2022. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Property, plant and equipment	$2	$2	$—	$2	$—
Intangible assets	10	16	(6)	30	(14)
Total	$12	$18	$(6)	$32	$(14)

	Included in Cost of Sales
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Property, plant and equipment	$—	$1	$(1)	$1	$—
Intangible assets	1	1	—	1	—
Total	$1	$2	$(1)	$2	$—
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $6 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense increased by $1 million to $4 million in the fourth quarter of fiscal 2024 compared to $3 million in the fourth quarter of fiscal 2023 due to an increase in patent amortization expense included in operating expenses as a result of the decrease in revenue from the Company’s intellectual property licensing arrangements.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations of $1 million was primarily due to the lower cost base assets.
Investment Income (Loss), Net
Investment income, net, which includes the interest expense from the Debentures and Notes, decreased by $2 million to investment income, net of $4 million in the fourth quarter of fiscal 2024 compared to investment income, net of $6 million in the fourth quarter of fiscal 2023. The decrease in investment income, net is primarily due to observable price changes on non-marketable equity investments without readily determinable fair value in the fourth quarter of fiscal 2023 that did not recur and lower cash and investment balances, partially offset by interest income on significant financing components within certain revenue contracts with customers and a higher yield on cash and investments.
Income Taxes
For the fourth quarter of fiscal 2024, the Company’s net effective income tax expense rate was approximately 8% (fourth quarter of fiscal 2023 - net effective income tax expense rate of approximately 0%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in loss carry forwards, research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net loss for the fourth quarter of fiscal 2024 was $56 million, or $0.10 basic and diluted loss per share on a U.S. GAAP basis (fourth quarter of fiscal 2023 - net loss of $495 million, or $0.85 basic and diluted loss per share). The decrease in net loss of $439 million was primarily due to a decrease in operating expenses, as described above in “Operating Expenses”, partially offset by an increase in revenue, as described above in “Revenue by Segment” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $16 million in the fourth quarter of fiscal 2024 (fourth quarter of fiscal 2023 - adjusted net loss of $13 million). The increase in adjusted net income of $29 million was primarily due to an increase in revenue as described above in

“Revenue by Segment”, an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” and a decrease in operating expenses, as described above in “Operating Expenses”.
The weighted average number of shares outstanding was 588 million common shares for basic and diluted loss per share for the fourth quarter of fiscal 2024. The weighted average number of shares outstanding was 581 million common shares for basic and diluted loss per share for the fourth quarter of fiscal 2023.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $189 million to $298 million as at February 29, 2024 from $487 million as at February 28, 2023, primarily due to the repayment of the 2020 Debentures and Extension Debentures at maturity, partially offset by the issuance of the Notes, the completed Malikie Transaction and changes in working capital.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Cash and cash equivalents	$175	$295	$(120)	$378	$(83)
Restricted cash and cash equivalents	25	27	(2)	28	(1)
Short-term investments	62	131	(69)	334	(203)
Long-term investments	36	34	2	30	4
Cash, cash equivalents, and investments	$298	$487	$(189)	$770	$(283)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Current assets	$508	$743	$(235)	$1,043	$(300)
Current liabilities	356	729	(373)	397	332
Working capital	$152	$14	$138	$646	$(632)
Current Assets
The decrease in current assets of $235 million at the end of fiscal 2024 from the end of fiscal 2023 was primarily due to a decrease in other current assets of $135 million, a decrease in cash and cash equivalents of $120 million and a decreases in short term investments of $69 million, partially offset an increase in accounts receivable, net of allowance of $79 million, an increase of $9 million in other receivables and an increase of income taxes receivable of $1 million.
At February 29, 2024, other current assets was $47 million, a decrease of $135 million from February 28, 2023. The decrease was primarily due to a decrease in intellectual property of $141 million as a result of the completed Malikie Transaction, partially offset by an increase of $6 million in prepaid cloud services.
At February 29, 2024, income taxes receivable was $4 million, an increase of $1 million from February 28, 2023. The increase was primarily due to tax installments and prepayments required in certain taxable jurisdictions.
At February 29, 2024, accounts receivable, net of allowance was $199 million, an increase of $79 million from February 28, 2023. The increase was primarily due to higher revenue recognized over the three months ended February 29, 2024 compared to the three months ended February 28, 2023, and an increase in days sales outstanding to 100 days at the end of the fourth quarter of fiscal 2024 from 75 days at the end of the fourth quarter of fiscal 2023.
At February 29, 2024, other receivables was $21 million, an increase of $9 million from February 28, 2023. The increase was primarily due to an increase of $12 million related to accretion of interest on the significant financing components within certain revenue contracts with customers, partially offset by a decrease of $3 million relating to GST/VAT receivables.

Current Liabilities
The decrease in current liabilities of $373 million at the end of fiscal 2024 from the end of fiscal 2023 was primarily due to a decrease in the amounts payable in respect of the 2020 Debentures of $367 million, a decrease in accrued liabilities of $26 million, and a decrease in accounts payable of $7 million, partially offset by an increase in deferred revenue, current of $19 million, and an increase in income taxes payable of $8 million.
Accrued liabilities was $117 million, reflecting a decrease of $26 million compared to February 28, 2023, which was primarily attributable to a decrease of $17 million in liabilities from the release of a legacy mobile device business accrual and a decrease in $12 million in payroll accruals.
As at February 29, 2024, accounts payable were $17 million, reflecting a decrease of $7 million from February 28, 2023, which was primarily due to timing of payments of accounts payable.
Deferred revenue, current was $194 million, which reflects an increase of $19 million compared to February 28, 2023 that was attributable to a $12 million increase in deferred revenue, current related to AtHoc, a $4 million increase in deferred revenue, current related to BlackBerry Spark and a $3 million increase in deferred revenue, current related to Secusmart.
Income taxes payable was $28 million, reflecting an increase of $8 million compared to February 28, 2023, which was primarily due to income earned in taxable jurisdictions.
Cash flows for the fiscal year ended February 29, 2024 compared to the fiscal year ended February 28, 2023 were as follows:

	For the Fiscal Years Ended (in millions)
	February 29, 2024	February 28, 2023	Change	February 28, 2022	Change
Net cash flows provided by (used in):
Operating activities	$(3)	$(263)	$260	$(28)	$(235)
Investing activities	46	176	(130)	207	(31)
Financing activities	(165)	6	(171)	10	(4)
Effect of foreign exchange loss on cash and cash equivalents	—	(3)	3	(1)	(2)
Net increase (decrease) in cash and cash equivalents	$(122)	$(84)	$(38)	$188	$(272)
Operating Activities
The decrease in net cash flows used in operating activities of $260 million primarily reflects the net changes in working capital and includes the payment of the $165 million U.S. securities class actions settlement in fiscal 2023.
Investing Activities
During the fiscal year ended February 29, 2024, cash flows provided by investing activities were $46 million and included cash provided by transactions involving the acquisitions of restricted short-term, short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $67 million, partially offset by intangible asset additions of $14 million, and acquisitions of property, plant and equipment of $7 million. During fiscal 2023, cash flows provided by investing activities were $176 million and included cash flows used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $200 million and proceeds on sale of property, plant and equipment of $17 million, partially offset by intangible asset additions of $34 million and acquisitions of property, plant and equipment of $7 million.
Financing Activities
The decrease in cash flows used in financing activities was $171 million for fiscal 2024 due to the maturity of the 2020 Debentures and Extension Debentures, partially offset by the issuance of the Notes as described above in “Business Overview - Debt Repayment and New Issuance”.
Debt Financing and Other Funding Sources
See Note 6 to the Consolidated Financial Statements for a description of the Debentures and the Notes.
The Company has $25 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash and restricted short-term investments.

Cash, cash equivalents, and investments were approximately $298 million as at February 29, 2024. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at February 29, 2024:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$65	$23	$42
Purchase obligations and commitments	49	49	—
Debt interest and principal payments	230	6	224
Total	$344	$78	$266
Contractual and other obligations amounted to approximately $344 million as at February 29, 2024, including future principal and interest payments of $230 million on the Notes and operating lease obligations of $65 million. The remaining balance consists of purchase orders for goods and services utilized in the operations of the Company. Total aggregate contractual obligations as at February 29, 2024 decreased by approximately $212 million as compared to the February 28, 2023 balance of approximately $556 million, which was attributable to a decreases in debt interest and principal payments as a result of the repayment of the 2020 Debentures at maturity on November 13, 2023, partially offset by the issuance of the Notes as described above in “Business Overview - Debt Repayment and New Issuance”, a decrease in purchase obligations and commitments and a decrease in operating lease obligations.
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
The Company’s critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on the Company’s financial condition or results of operations. Accordingly, actual results could differ materially from the Company’s estimates. The Company’s estimates are based on past experience and other assumptions that it believes is reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. The Company’s critical accounting estimates have been reviewed and discussed with the Company’s Audit & Risk Management Committee and are set out below.
Valuation of Long-Lived Assets
The Company’s determination of its asset groups, its primary asset and its remaining useful life, and estimated cash flows are significant factors in assessing the recoverability of the Company’s assets for the purposes of LLA impairment testing. The current macroeconomic environment and competitive dynamics continue to be challenging to the Company’s business and the Company cannot be certain of the duration of these conditions and their potential impact on the Company’s future financial results and cash flows. During the fiscal year ended February 29, 2024, the Company continued to experience varying levels of decline in performance amongst the businesses associated with its asset groups, as well as a decline in market capitalization; however, it did not identify any indicators which would indicate an impairment in its LLA and there were no critical estimates pertaining to the valuation of its LLA during fiscal 2024. Continued declines in the Company’s performance, the Company’s market capitalization and future changes to the Company’s assumptions and estimates used in the LLA impairment test, particularly the expected future cash flows, remaining useful life of the primary asset and terminal value of the asset group, may result in further impairment charges in future periods of some or all of the assets on the Company’s balance sheet. Although it does not affect the Company’s cash flow, an impairment charge to earnings has the effect of decreasing the Company’s earnings or increasing the Company’s losses, as the case may be.

Valuation of Goodwill Reporting Units
In the annual impairment test, the analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the asset type. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results.
For the year-ended February 29, 2024, the Company recognized an impairment charge of $35 million in the BlackBerry Spark reporting unit. The fair value of all remaining reporting units, with the exception of the Intellectual Property reporting unit, substantially exceeded their carrying values. The fair value of Intellectual Property exceeded its carrying value by approximately 5%. The Company has $97 million of goodwill related to Intellectual Property at risk of potential future impairment.
The estimated fair values were determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach using a discounted future cash flow model and the market-based approach.
The market approach estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit.
Assumptions and estimates about future cash flows and discount rates are complex and often subjective. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, estimation of the total amount of variable consideration to be received under royalty arrangements, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units.
These forecasted cash flows took into consideration management’s outlook for the future and were compared to historical performance to assess reasonableness. A discount rate was applied to the forecasted cash flows. The discount rate considered market and industry data, as well as the specific risk profile of the reporting unit. A terminal value was calculated, which estimates the value of annual cash flow to be received after the discrete forecast periods.
It is reasonably possible that future judgements, assumptions and estimates of cash flows may change, resulting in the need to write down those assets to fair value. Reductions in the Company’s estimates of long-term revenue growth rates, operating margins, and variable consideration could potentially result in impacts that would be material to the consolidated financial statements, including the fair value of the Company’s goodwill.
As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Although management believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.
If the Company’s expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. As a measure of sensitivity, a 10% decrease in the fair value of the Intellectual Property reporting unit as of December 31, 2023, would result in the carrying amount exceeding its fair value by approximately $9 million or 5%.
Examples of events or circumstances that could negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the aforementioned reporting unit may include such items as the following:
•volatility in the equity and debt markets or other macroeconomic factors
•an increase in the weighted-average cost of capital due to further increases in interest rates
•decreases in future cash flows due to lower than forecast licensing revenue and/or lower than estimated variable consideration received under existing royalty arrangements
•a failure to align the costs associated with maintaining the Company’s patent portfolio to its realized revenues
•failure to protect the Company’s intellectual property could harm its ability to compete effectively and the Company may not earn the revenues it expects from intellectual property rights
The Company intends to continue to monitor the performance of its reporting units for potential indicators of impairment. If impairment indicators exist, the Company will perform an interim goodwill impairment analysis.

Valuation Allowance Against Deferred Tax Assets
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. A valuation allowance is required for deferred tax assets if it is more likely than not that all or some portion of the asset will not be realized. All available evidence, both positive and negative, that may affect the realization of deferred tax assets must be identified and considered in determining the appropriate amount of the valuation allowance.  There have been no changes in the Company’s judgement in determining the valuation allowance for the fiscal year ended February 29, 2024. Additionally, for interim periods, the estimated annual effective tax rate should include the valuation allowance for current year changes in temporary differences and losses or income arising during the year. For interim periods, the Company needs to consider the valuation allowance that it expects to recognize at the end of the fiscal year as part of the estimated annual effective tax rate. During interim quarters, the Company uses estimates including pre-tax results and ending position of temporary differences as at the end of the fiscal year to estimate the valuation allowance that it expects to recognize at the end of the fiscal year. This accounting treatment has no effect on the Company’s actual ability to utilize deferred tax assets to reduce future cash tax payments. Different judgments could yield different results. There have been no changes to the method with which the Company estimates the valuation allowance for the interim quarters during the fiscal year ended February 29, 2024.
Revenue Recognition
Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including any constraints on variable consideration, are evaluated at each reporting period. To the extent the transaction price in a contract with a customer includes variable consideration, the Company estimates the amount of variable consideration that should be included in the price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. The Company also estimates whether and how much variable consideration is subject to constraint if it cannot conclude it is probable that a significant reversal in revenue will not occur, due to factors such as: the consideration being highly susceptible to factors outside the Company’s influence, the period of time before the variable consideration is resolved, the Company’s previous experience with similar contracts, the Company’s history of price concessions or changing of payment terms, and whether there is a large number and broad range of possible variable consideration amounts. Apart from future revenues from the Malikie Transaction which are constrained, there have been no changes to the Company’s assumptions or estimates on any material variable consideration for the fiscal year ended February 29, 2024.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2024 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 29, 2024, approximately 19% of cash and cash equivalents, 25% of accounts receivables and 59% of accounts payable were denominated in foreign currencies (February 28, 2023 – 19%, 24% and 36%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at February 29, 2024 or February 28, 2023 (after hedging activities), the impact to the Company would be immaterial.
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

Interest Rate
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company has also issued Notes with a fixed interest rate, as described in Note 6 to the Consolidated Financial Statements. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at February 29, 2024 was $6 million (February 28, 2023 - $1 million). There were two customers that comprised more than 10% of accounts receivable as at February 29, 2024 (February 28, 2023 - two customers comprised more than 10%). As at February 29, 2024, the percentage of the Company’s receivable balance that was past due increased by 7.3% compared to February 28, 2023. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distributor partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 27% of the Company’s revenue in fiscal 2024 due to the completed Malikie Transaction (fiscal 2023 - one customer that comprised 12%).
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
		Page No.
Report of Independent Registered Public Accounting Firm	(PCAOB ID 271)	61

Consolidated Balance Sheets
For the Years Ended February 29, 2024 and February 28, 2023		64

Consolidated Statements of Shareholders’ Equity
For the Years Ended February 29, 2024, February 28, 2023 and February 28, 2022		65

Consolidated Statements of Operations
For the Years Ended February 29, 2024, February 28, 2023 and February 28, 2022		66

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended February 29, 2024, February 28, 2023 and February 28, 2022		67

Consolidated Statements of Cash Flows
For the Years Ended February 29, 2024, February 28, 2023 and February 28, 2022		68

Notes to the Consolidated Financial Statements		69

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of BlackBerry Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BlackBerry Limited and its subsidiaries (together, the Company) as of February 29, 2024 and February 28, 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended February 29, 2024, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment Test of Goodwill for the BlackBerry Spark Reporting Unit
As described in Notes 1, 3 and 4 to the consolidated financial statements, the Company’s goodwill balance was $562 million as of February 29, 2024. A significant portion of the goodwill relates to the BlackBerry Spark reporting unit. Management conducts a goodwill impairment test annually on December 31, or more frequently if events or changes in circumstances indicate goodwill may be impaired. In the impairment test, management compares the carrying value of a reporting unit, including goodwill, to its fair value. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Management utilizes multiple valuation techniques, which include the income approach using a discounted future cash flow model, among others in determining the fair value of a reporting unit. Estimating the fair value of a reporting unit using a discounted future cash flow model requires significant judgment by management, including estimation of future cash flows, which is dependent on estimation of the long-term rates of revenue growth, terminal growth rate, profitability measures, and determination of the discount rate. Based on the result of the impairment test related to goodwill, management concluded that the carrying value of the BlackBerry Spark reporting unit exceeded its fair value. Management recorded a goodwill impairment charge of $35 million relating to the BlackBerry Spark reporting unit.
The principal considerations for our determination that performing procedures relating to the impairment test of goodwill for the BlackBerry Spark reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the BlackBerry Spark reporting unit using a discounted future cash flow model; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to long-term rates of revenue growth, terminal growth rate, profitability measures and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test for the BlackBerry Spark reporting unit, including controls over the determination of its fair value. These procedures also included, among others, (i) testing management’s process for determining the fair value of the BlackBerry Spark reporting unit; (ii) testing the completeness and accuracy of underlying data used in the discounted future cash flow model; (iii) evaluating the appropriateness of the discounted future cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to long-term rates of revenue growth, terminal growth rate, profitability measures and the discount rate. Evaluating management’s assumptions related to long-term rates of revenue growth and profitability measures involved assessing whether the assumptions used by management were reasonable considering consistency with (i) the current and past performance of the BlackBerry Spark reporting unit; (ii) external market and industry data; and (iii) evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the (i) appropriateness of the Company’s discounted future cash flow model and (ii) reasonableness of the discount rate and terminal growth rate.

/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
April 4, 2024
We have served as the Company's auditor since 2020.

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions)
Consolidated Balance Sheets

	As at
	February 29, 2024	February 28, 2023
Assets
Current
Cash and cash equivalents (note 3)	$175	$295
Short-term investments (note 3)	62	131
Accounts receivable, net of allowance of $6 and $1, respectively (note 4 and note 12)	199	120
Other receivables (note 4)	21	12
Income taxes receivable	4	3
Other current assets (note 4)	47	182
	508	743
Restricted cash and cash equivalents (note 3)	25	27
Long-term investments (note 3)	36	34
Other long-term assets (note 4)	57	8
Operating lease right-of-use assets, net (note 11)	32	44
Property, plant and equipment, net (note 4)	21	25
Intangible assets, net (note 3 and note 4)	154	203
Goodwill (note 3 and note 4)	562	595
	$1,395	$1,679
Liabilities
Current
Accounts payable	$17	$24
Accrued liabilities (note 4)	117	143
Income taxes payable (note 5)	28	20
Debentures (note 6)	—	367
Deferred revenue, current (note 12)	194	175
	356	729
Deferred revenue, non-current (note 12)	28	40
Operating lease liabilities (note 11)	38	52
Other long-term liabilities	3	1
Long-term notes (note 6)	194	—
	619	822
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 589,232,539 voting common shares (February 28, 2023 - 582,157,203)	2,948	2,909
Deficit	(2,158)	(2,028)
Accumulated other comprehensive loss (note 9)	(14)	(24)
	776	857
	$1,395	$1,679
See notes to consolidated financial statements.
On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Shareholders’ Equity

	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2021	$2,823	$(1,306)	$(13)	$1,504
Net income	—	12	—	12
Other comprehensive loss	—	—	(6)	(6)
Stock-based compensation (note 7)	36	—	—	36
Shares issued:
Exercise of stock options (note 7)	3	—	—	3
Employee share purchase plan (note 7)	7	—	—	7
Balance as at February 28, 2022	2,869	(1,294)	(19)	1,556
Net loss	—	(734)	—	(734)
Other comprehensive loss	—	—	(5)	(5)
Stock-based compensation (note 7)	34	—	—	34
Shares issued:
Employee share purchase plan (note 7)	6	—	—	6
Balance as at February 28, 2023	2,909	(2,028)	(24)	857
Net loss	—	(130)	—	(130)
Other comprehensive income	—	—	10	10
Stock-based compensation (note 7)	33	—	—	33
Shares issued:
Employee share purchase plan (note 7)	5	—	—	5
Redemption of deferred share units ("DSUs") (note 7)	1	$—	$—	1
Balance as at February 29, 2024	$2,948	$(2,158)	$(14)	$776
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data)
Consolidated Statements of Operations

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Revenue (note 12)	$853	$656	$718
Cost of sales	333	237	251
Gross margin	520	419	467

Operating expenses
Research and development	186	207	219
Sales and marketing	171	176	183
General and administrative	181	164	114
Amortization	54	96	165
Impairment of goodwill (note 3)	35	245	—
Impairment of long-lived assets (note 3)	15	235	—
Gain on sale of property, plant and equipment, net (note 4)	—	(6)	—
Debentures fair value adjustment (note 6)	3	(138)	(212)
Litigation settlement (note 10)	—	165	—
	645	1,144	469
Operating loss	(125)	(725)	(2)
Investment income, net (note 3 and note 6)	19	5	21
Income (loss) before income taxes	(106)	(720)	19
Provision for income taxes (note 5)	24	14	7
Net income (loss)	$(130)	$(734)	$12
Earnings (loss) per share (note 8)
Basic	$(0.22)	$(1.27)	$0.02
Diluted	$(0.22)	$(1.35)	$(0.31)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Net income (loss)	$(130)	$(734)	$12
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net income (loss) from derivatives designated as cash flow hedges during the year (note 9)	1	(1)	(1)
Foreign currency translation adjustment	2	(6)	(6)
Actuarial gains associated with other post-employment benefit obligations	1	—	—
Net change in fair value from instrument-specific credit risk on the Debentures during the year (note 6)	6	2	1
Other comprehensive income (loss)	10	(5)	(6)
Comprehensive income (loss)	$(120)	$(739)	$6
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Cash Flows

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Cash flows from operating activities
Net income (loss)	$(130)	$(734)	$12
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	59	105	176
Stock-based compensation	33	34	36
Gain on sale of investment (note 3)	—	—	(22)
Impairment of goodwill (note 3)	35	245	—
Impairment of long-lived assets (note 3)	15	235	—
Intellectual property disposed of by sale (note 4)	147	—	—
Gain on sale of property, plant and equipment, net (note 4)	—	(6)	—
Debentures fair value adjustment (note 6)	3	(138)	(212)
Operating leases	(13)	(16)	(16)
Other	3	5	(3)
Net changes in working capital items
Accounts receivable, net of allowance	(79)	18	44
Other receivables	(9)	13	—
Income taxes receivable	(1)	6	1
Other assets	(53)	(1)	15
Accounts payable	(7)	2	2
Accrued liabilities	(21)	(11)	(16)
Income taxes payable	8	9	5
Deferred revenue	7	(29)	(50)
Net cash used in operating activities	(3)	(263)	(28)
Cash flows from investing activities
Acquisition of long-term investments	(2)	(3)	(1)
Proceeds on sale, maturity or distribution from long-term investments	—	—	35
Acquisition of property, plant and equipment	(7)	(7)	(8)
Proceeds on sale of property, plant and equipment (note 4)	—	17	—
Acquisition of intangible assets	(14)	(34)	(31)
Acquisition of short-term investments	(154)	(514)	(916)
Proceeds on sale or maturity of restricted short-term investments	—	—	24
Proceeds on sale or maturity of short-term investments	223	717	1,104
Net cash provided by investing activities	46	176	207
Cash flows from financing activities
Issuance of common shares	6	6	10
Maturities of 2020 Debentures and Extension Debentures (note 6)	(515)	—	—
Proceeds from issuance of Extension Debentures and Notes, net (note 6)	344	—	—
Net cash provided by (used in) financing activities	(165)	6	10
Effect of foreign exchange loss on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(3)	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(122)	(84)	188
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	322	406	218
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$200	$322	$406
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

1.    BLACKBERRY LIMITED AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
BlackBerry Limited (the “Company”) provides intelligent security software and services to enterprises and governments around the world. The Company secures more than 235 million vehicles. Based in Waterloo, Ontario, the Company leverages artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity, safety and data privacy, and is a leader in the areas of endpoint security, endpoint management, encryption, and embedded systems. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange.
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
Risks and Uncertainties
In fiscal 2024, assumptions and estimates about future cash flows, economic uncertainty, customer budgetary constraints, auto industry labor disruptions and inflation, development timelines for automotive OEM embedded software platforms, as well as higher interest rates implemented in response to inflation and resulting fears of recession, resulted in the Company making significant judgments related to its estimates and assumptions concerning the impairment of goodwill, indefinite-lived intangible assets, certain operating lease right-of-use (“ROU”) assets and associated property, plant and equipment.
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
Accounting Policies and Critical Accounting Estimates
Use of estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to revenue-related estimates including variable consideration, standalone selling price (“SSP”), estimated customer life, right of return and customer incentive commitments, fair value of reporting units in relation to actual or potential goodwill impairment, fair value of the Debentures (as defined in Note 6), fair value of share-based liability awards, fair value of long-lived assets in relation to actual or potential impairment, the Company’s long-lived asset groupings, estimated useful lives of property, plant and equipment and intangible assets, provision (or recovery) of income taxes, realization of deferred income tax assets and the related components of the valuation allowance, allowance for credit losses, incremental borrowing rates in determining the present value of lease liabilities and the determination of reserves for various litigation claims. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, February 29, 2024.
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
Foreign currency denominated assets and liabilities of the Company’s non-U.S. dollar functional currency subsidiary is translated into U.S. dollars at the exchange rates in effect as at the consolidated balance sheet dates. Revenue and expenses are translated using daily exchange rates. Exchange gains or losses arising from the translation of foreign currency denominated assets and liabilities are included as a currency translation adjustment within accumulated other comprehensive loss (“AOCL”).
Cash and cash equivalents
Cash and cash equivalents consist of balances with banks and liquid investments with maturities of three months or less at the date of acquisition.
Accounts receivable, net of allowance
The accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for credit losses. The Company expects the majority of its accounts receivable balances to continue to come from large customers as it sells the majority of its software products and services through resellers and other distribution partners, rather than directly to end users. The Company establishes current expected credit losses (“CECL”) for pools of assets with similar risk characteristics by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company records a specific credit loss provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers change, the Company’s estimates of the recoverability of accounts receivable balances could be further adjusted.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Property, plant and equipment, net
Property, plant and equipment are stated at cost, less accumulated amortization and impairment. Amortization is provided using the following rates and methods:

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
The Company has building, car and data center lease agreements with lease and non-lease components that are accounted for separately. For lease terms of 12 months or less on the commencement date, the Company recognizes the lease payments as lease cost on a straight-line basis over the lease term.
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
In the annual impairment test, the carrying value of the reporting unit, including goodwill, was compared with its fair value. The estimated fair value was determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilized multiple valuation techniques, including the income approach using a discounted future cash flow model, market-based approaches, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets was assigned to reporting units using reasonable methodologies based on the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

asset type. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results.
Intangible assets
Intangible assets with definite lives are stated at cost, less accumulated amortization and impairment. Amortization is provided on a straight-line basis over the following terms:

Acquired technology	Between 3 and 10 years
Intellectual property	Between 1 and 25 years
Other acquired intangibles	Between 2 and 10 years
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
When indicators of impairment exist, LLA impairment is tested using a two-step process. The Company performs a cash flow recoverability test as the first step, which involves comparing the asset group’s estimated undiscounted future cash flows to the carrying value of its net assets. If the net cash flows of the asset group exceed the carrying value of its net assets, LLA are not considered to be impaired. If the carrying value exceeds the net cash flows, there is an indication of potential impairment and the second step of the LLA impairment test is performed to measure the impairment amount. The second step involves determining the fair value of the asset group. Fair values are determined using valuation techniques that are in accordance with U.S. GAAP, including the market approach, income approach and cost approach. If the carrying value of the asset group’s net assets exceeds its fair value, then the excess represents the maximum amount of potential impairment that will be allocated to LLA in the asset group, with the limitation that the carrying value of each separable asset cannot be reduced to a value lower than its individual fair value. The total impairment amount allocated is recognized as a non-cash impairment loss.
The Company reviews any changes in events and circumstances that have occurred on a quarterly basis to determine if indicators of LLA impairment exist.
Convertible debentures
The Company has recognized the Notes (as defined in Note 6) as a single liability instrument measured at amortized cost. Debt issuance costs related to the Notes have been recorded as a direct deduction from the face amount of the Notes and will be amortized using the effective interest method.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The Company elected to measure its Extension Debentures (as defined in Note 6) and 2020 Debentures (as defined in Note 6) at fair value in accordance with the fair value option. Each period, the fair value of the Extension Debentures and 2020 Debentures was recalculated and resulting gains and losses from the change in fair value of the Extension Debentures and 2020 Debentures associated with non-credit components were recognized in income, while the change in fair value associated with credit components were recognized in AOCL.
Extension Debentures
The fair value of the Extension Debentures was determined using the significant inputs of principal value, interest rate spreads and curves, and the market price and volatility of the Company’s common shares.
2020 Debentures
The fair value of the 2020 Debentures was determined using the significant inputs of principal value, interest rate spreads and curves, any observable trades of the 2020 Debentures that occurred during the period, the market price and volatility of the Company’s common shares, and the significant Level 3 inputs related to credit spread and the implied discount of the 2020 Debentures at issuance.
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
Cybersecurity
Cybersecurity includes revenue from Cylance® cybersecurity and BlackBerry unified endpoint management (“UEM”) solutions (collectively, BlackBerry Spark®), BlackBerry® AtHoc® and SecuSUITE®. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Cylance Cybersecurity
The BlackBerry Spark platform is a comprehensive offering of security software products and services, including the Cylance cybersecurity solutions and BlackBerry Unified Endpoint Management, offering the Company’s broadest range of tailored cybersecurity and endpoint management options.
The Cylance cybersecurity solutions include revenue from the Company’s artificial intelligence and machine learning-based platform consisting of CylanceENDPOINT™, CylanceGUARD®, CylanceEDGE™, CylanceINTELLIGENCE™ and other cybersecurity applications. The Company generates software license revenue from term subscription products, which includes technical support, and any updates and upgrades.
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
BlackBerry UEM
The Company’s endpoint management platform includes BlackBerry® UEM, BlackBerry® Dynamics™ and BlackBerry® Workspaces solutions (which are often sold together as part of the BlackBerry UEM Suite), and BlackBerry Messenger (BBM®) Enterprise. The Company generates software license revenue from both term subscription and perpetual license contracts, both of which are commonly bundled with support, maintenance and professional services.
If the licensed software in a contract requires access to the Company’s proprietary secure network infrastructure in order to function, revenue from term subscription contracts is recognized over time, ratably over the term, and revenue from perpetual license contracts is recognized over time, ratably over the expected customer life, which in most cases the Company has estimated to be four years. If access to the Company’s proprietary network infrastructure is not required for the software to function, revenue associated with both term subscription and perpetual licenses contracts is recognized at a point in time upon delivery of the software. Generally, most of the Company’s UEM software products sold require access to the Company’s proprietary secure network infrastructure in order to function, and therefore the associated revenue is recognized over time, ratably over either the subscription term or expected customer life as described above.
BlackBerry SecuSUITE
SecuSUITE revenue is generated from software license products associated with secure communications and the associated hardware. Similar to the Cylance cybersecurity and BlackBerry UEM products, if the licensed software requires access to the Company’s proprietary secure network infrastructure, revenue from the contract is recognized over time, ratably over the expected term or over the customer life, if licensed on a perpetual basis. If access to the Company’s proprietary network infrastructure is not required, revenue associated with the license is recognized at a point in time upon delivery of the software. Revenue from the hardware is recognized once title and the significant risks and rewards of ownership of the products are transferred to the customer, which occurs after the product has shipped.
BlackBerry AtHoc
BlackBerry AtHoc generates revenue from networked critical event management solutions through perpetual and term subscriptions which include technical support, as well as associated professional services. The licensed software in most contracts requires access to the Company’s proprietary secure network infrastructure in order to function, specifically through AtHoc’s secure platform which is included within the Company’s data center. The Company recognizes the license revenue over the term of the contract beginning on the commencement date of each contract, the date that services are made available to customers.
IoT
IoT consists of BlackBerry Technology Solutions, BlackBerry Radar® and BlackBerry IVY™. BlackBerry Technology Solutions includes revenue from BlackBerry® QNX®, BlackBerry Certicom® and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

BlackBerry® QNX® software license revenue from both term subscription and perpetual contracts is recognized at a point in time when the software is made available to the customer for use, as the software has standalone functionality and the license is distinct in the context of the contract. The licenses for certain software embedded into hardware such as automotive digital cockpit systems and advanced driver-assistance systems are sold as a sales-based royalty where intellectual property is the predominant item to which the royalty relates, and are recognized based on actual volumes and underlying sales by the customer of the hardware with the embedded software shipped by the customer, except in cases where the customer makes a non-refundable prepayment related to its future royalties, in which case consideration is fixed and recognized immediately.
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
Licensing and Other
Licensing and Other includes revenue from the Company’s intellectual property licensing arrangements and settlement awards. Other revenue consists of revenue associated with the Company’s legacy service access fees (“SAF”) business.
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
Other includes revenue associated with the Company’s legacy SAF business, relating to subscribers utilizing the Company’s legacy BlackBerry 7 and prior operating systems, for which the Company ended support and maintenance as of January 4, 2022. SAF revenue was recognized over time as the monthly service was provided. In instances where the Company invoiced the SAF customer prior to performing the service, the pre-billing was recorded as deferred revenue.
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
Revenue contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets are generated when contractual billing schedules differ from revenue recognition timing. An unbilled receivable is recorded in instances when revenue is recognized prior to invoicing, and amounts collected in advance of services being provided are recorded as deferred revenue. Contract assets and liabilities are presented net as either a single contract asset or contract liability.
Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. The Company’s capitalized commissions are recorded as other current assets and other long-term assets and are recognized immediately or amortized proportionally, based on the satisfaction of the related performance obligations, and are included in sales and marketing expenses. The Company has applied the practical expedient to expense sales commission as incurred if the amortization period would have been for one year or less. The practical expedient was applied to sales commissions allocated to professional services, as these contracts are generally for one year or less. See Note 12 for further information on the Company’s contract balances.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company’s reportable items of comprehensive income (loss) are the cumulative translation adjustment resulting from its non-U.S. dollar functional currency subsidiary as described under the foreign currency translation policy above, cash flow hedges as described above in derivative financial instruments, changes in the fair value of available-for-sale investments as described in Note 3, changes in fair value from instrument-specific credit risk on the 2020 Debentures and Extension Debentures as described in Note 6 and Note 9, and actuarial gains or losses associated with certain other post-employment benefit obligations. Realized gains or losses on available-for-sale investments are reclassified into investment income using the specific identification basis.
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
The Equity Incentive Plan (the “Equity Plan”) was adopted during fiscal 2014. The Equity Plan provides for grants of incentive stock options and restricted share units (“RSUs”) to officers and employees of the Company or its subsidiaries. RSUs may be either time-based (“TBRSUs”) or time- and performance-based (“PBRSUs”). The number of common shares authorized for awards under the Equity Plan is 45,875,000 common shares. Any shares that are subject to options granted under the Equity Plan are counted against this limit as 0.625 shares for every one option granted, any shares that are subject to TBRSUs granted under the Equity Plan are counted against this limit as one share for every TBRSU, and any shares that are subject to PBRSUs granted under the Equity Plan are counted against this limit at the maximum performance attainment (which is generally 1.5 shares for every PBRSU). Awards previously granted under the Equity Plan that expire or are forfeited, or settled in cash, are added to the shares available under the Equity Plan. Options forfeited will be counted as 0.625 shares to the shares available under the Equity Plan. Shares issued as awards other than options that expire or are forfeited (i.e., RSUs), settled in cash or sold to cover withholding tax requirements are counted as one share added to the shares available under the Equity Plan. There are approximately 8 million shares in the equity pool available for future grants under the Equity Plan as at February 29, 2024.
RSUs are redeemed for common shares issued by the Company or the cash equivalent on the vesting dates established by the Board or the Compensation, Nomination and Governance Committee of the Board. The RSUs granted under the Equity Plan generally vest over a three-year period, either in equal annual installments or on the third anniversary date. For PBRSUs, the Company estimates its achievement against the performance goals, which are based on the Company’s business plan approved by the Board and total shareholder return. The estimated achievement is updated for the Company’s outlook for the fiscal year as at the end of each fiscal quarter. Compensation cost will only be recognized to the extent that performance goals are expected to be achieved. The Company classifies RSUs as equity instruments as the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

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
Advertising costs
The Company expenses all advertising costs as incurred. These costs are included in sales and marketing expenses.
Government subsidies
The Company recognizes government subsidies as a reduction to operating expenses in the consolidated statement of operations when there is reasonable assurance the Company will receive the amount and has complied with the conditions, if any, attached to the government subsidies.
2.    ADOPTION OF ACCOUNTING POLICIES
Accounting Standards Adopted During Fiscal 2024
The Company did not adopt any accounting standards during fiscal 2024.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on the topic of income taxes. The standard requires additional disclosure for income taxes. These requirements include: (i) requiring a public entity to disclose specific categories in the rate reconciliation; (ii) disclosure of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); (iii) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (iv) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received); (v) annual disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (vi) annual disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt this guidance in fiscal 2026 and is in the process of evaluating the new requirements. As a result, the Company has not yet determined the impact this new ASU will have on its disclosures.
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
For a description of how the fair values of the Extension Debentures and 2020 Debentures were determined, see the “Convertible debentures” accounting policies in Note 1. The Extension Debentures are classified as Level 2 and the 2020 Debentures are classified as Level 3.
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
Goodwill Impairment
During the fourth quarter of fiscal 2024, as part of its process for setting the annual operating plan for fiscal 2025, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations and a reduction in revenue multiples used in the valuation of the BlackBerry Spark reporting unit. These changes in estimates, combined with the continued global economic uncertainty, customer budgetary constraints, and inflation, as well as higher interest rates implemented in response to inflation, and a broad-based stock market decline impacting the Company’s market capitalization, resulted in the recognition of a goodwill impairment charge of $35 million in the BlackBerry Spark reporting unit, which is included within the Company’s Cybersecurity segment as disclosed in Note 12. Based on the results of the annual goodwill impairment test for the BlackBerry Spark reporting unit, based on the income approach using a discounted future cash flow model and market-based approaches, it was concluded that the carrying value exceeded its fair value, necessitating an impairment charge for the amount of excess and reducing the carrying value of goodwill. The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values as at the annual goodwill impairment test date, with the exception of the Intellectual Property reporting unit.
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
During the year ended February 28, 2023, the Company recorded a goodwill impairment charge of $245 million in the BlackBerry Spark reporting unit, which is included within the Company’s Cybersecurity segment as disclosed in Note 12. The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values as at the annual goodwill impairment test date.
During the year ended February 28, 2022, there were no goodwill impairment charges. In its annual goodwill impairment test in the fourth quarter of fiscal 2022, the Company’s estimates indicated the fair values of all its reporting units substantially exceeded their carrying values, such carrying values were expected to be recovered, and there was no goodwill impairment.
Impairment of Long-Lived Assets (“LLA”)
During the year ended February 29, 2024, the Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of $7 million, related to the ROU assets for those facilities. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. These ROU impaired assets are classified within Level 3 of the fair value hierarchy.
The Company conducts regular reviews of the individual patents, both organically generated and acquired, comprising its patent portfolio. As a result of this review, for the year ended February 29, 2024, the Company determined it had an indicator of impairment, as it had ceased enforcement and abandoned the legal right and title to patents with a cost of $15 million, accumulated amortization of $7 million, and a net book value of $8 million, which is classified as an impairment of long-lived assets on the Company’s consolidated statements of operations.
During the year ended February 28, 2023, the Company recorded a non-cash, pre-tax and after-tax impairment charge of $235 million consisting of $231 million related to the Company’s UES asset group, which is primarily composed of intangible assets recognized on the acquisition of Cylance and is included within the Company’s Cybersecurity segment

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

as disclosed in Note 12 and $4 million related to operating lease ROU assets for certain leased facilities that were exited during the fiscal year. None of the Company’s other asset groups demonstrated indicators of potential impairment.
During the year ended February 28, 2022, there were no LLA impairment charges.
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at February 29, 2024 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$96	$—	$—	$96	$96	$—	$—	$—
Other investments	30	6	—	36	—	—	36	—
	126	6	—	132	96	—	36	—
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	21	—	—	21	—	—	—	21
Bearer deposit notes	53	—	—	53	28	25	—	—
Commercial paper	47	—	—	47	15	32	—	—
Non-U.S. promissory notes	35	—	—	35	30	5	—	—
U.S. treasury bills	10	—	—	10	6	—	—	4
	166	—	—	166	79	62	—	25
	$302	$6	$(10)	$298	$175	$62	$36	$25
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
As at February 29, 2024, the Company had non-marketable equity investments without readily determinable fair value of $36 million (February 28, 2023 - $34 million). During the year ended February 29, 2024, there was no impairment recognized relating to non-marketable equity investments without readily determinable fair value (February 28, 2023 and February 28, 2022 - nil). As of February 29, 2024, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2023 - $3 million).
During the year ended February 28, 2022, the Company received a distribution from a non-marketable equity investment without readily determinable fair value in the amount of $35 million, which for accounting purposes, consisted of a return of capital of $13 million and a realized gain of $22 million included in investment income, net on the Company’s consolidated statements of operations.
There were no realized gains or losses on available-for-sale securities for the year ended February 29, 2024 (February 28, 2023 and February 28, 2022 - nil).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at February 29, 2024, February 28, 2023 and February 28, 2022 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	February 29, 2024	February 28, 2023	February 28, 2022
Cash and cash equivalents	$175	$295	$378
Restricted cash and cash equivalents	25	27	28
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$200	$322	$406
The contractual maturities of available-for-sale investments as at February 29, 2024 and February 28, 2023 were as follows:

	As at
	February 29, 2024		February 28, 2023
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$166	$166	$364	$364
No fixed maturity	10	—	10	—
	$176	$166	$374	$364
As at February 29, 2024 and February 28, 2023, the Company had no available-for-sale debt securities with continuous unrealized losses.
4. CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at February 29, 2024 was $6 million (February 28, 2023 - $1 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2022	$4
Prior period provision for expected credit losses	1
Write-offs charged against the allowance	(4)
Ending balance of the allowance for credit loss as at February 28, 2023	1
Current period provision for expected credit losses	5
Ending balance of the allowance for credit loss as at February 29, 2024	$6
The allowance for credit losses as at February 29, 2024 consists of $1 million (February 28, 2023 - $1 million) relating to CECL estimated based on days past due and region and $5 million (February 28, 2023 - nil) relating to specific customers that were evaluated separately.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

There were two customers that comprised more than 10% of accounts receivable as at February 29, 2024 (February 28, 2023 - two customers comprised more than 10%).
Other Receivables
As at February 29, 2024 and February 28, 2023, other receivables included items such as claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance.
Other Current Assets
Other current assets comprised the following:

	As at
	February 29, 2024	February 28, 2023
Intellectual property	$—	$141
Other	47	41
	$47	$182
As described in Note 12, on May 11, 2023, the Company completed its previously announced patent sale with Malikie Innovations Limited (“Malikie”) and recognized revenue of $218 million and cost of sales of $147 million, which is comprised of the carrying value of the intellectual property of $141 million referred to above and $6 million of capitalized costs during the first quarter of fiscal 2024 related to patent maintenance. See Note 12 under the heading “Patent Sale”.
Other current assets also included the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	February 29, 2024	February 28, 2023
Cost
BlackBerry operations and other information technology	$85	$84
Leasehold improvements and other	15	19
Furniture and fixtures	6	9
Manufacturing, repair and research and development equipment	3	2
	109	114
Accumulated amortization	88	89
Net book value	$21	$25
For the year ended February 29, 2024, amortization expense related to property, plant and equipment amounted to $10 million (February 28, 2023 - $12 million; February 28, 2022 - $15 million).
Sale of Property, Plant and Equipment, Net
During the year ended February 29, 2024, the Company had no sale of property, plant and equipment, net.
During the year ended February 28, 2023, the Company sold its corporate aircraft. As a result, the Company recorded proceeds of approximately $17 million and incurred a gain on disposal of approximately $6 million (cost of $29 million, accumulated amortization of $18 million, and a net book value of approximately $11 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Intangible Assets, Net
Intangible assets comprised the following:

	As at February 29, 2024
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$846	$54
Other acquired intangibles	386	334	52
Intellectual property	111	63	48
	$1,397	$1,243	$154

	As at February 28, 2023
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$824	$76
Other acquired intangibles	386	318	68
Intellectual property	123	64	59
	$1,409	$1,206	$203
For the year ended February 29, 2024, amortization expense related to intangible assets amounted to $49 million (February 28, 2023 - $93 million; February 28, 2022 - $161 million).
Total additions to intangible assets in fiscal 2024 amounted to $14 million (fiscal 2023 - $34 million) and included additions related to patent maintenance classified as other current assets on the Company’s consolidated balance sheets. During fiscal 2024, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
For the year ended February 29, 2024, the Company recorded $8 million in impairment charges related to patent abandonments (fiscal 2023 - $231 million related to intangible assets previously recognized from the acquisition of Cylance), see Note 3 for further details.
Based on the carrying value of the identified intangible assets, as at February 29, 2024, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each of the five succeeding years is expected to be as follows: fiscal 2025 - $42 million; fiscal 2026 - $36 million; fiscal 2027 - $31 million; fiscal 2028 - $18 million and fiscal 2029 - $6 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The weighted average remaining useful lives of the intangible assets are as follows:

As at
	February 29, 2024	February 28, 2023
Acquired technology	3.3 years	4.0 years
Other acquired intangibles	3.6 years	4.5 years
Intellectual property	6.1 years	6.8 years
Goodwill
Changes to the carrying amount of goodwill during the fiscal years ended February 29, 2024, February 28, 2023 and February 28, 2022 were as follows:

Carrying Amount
Carrying amount as at February 29, 2021	$849
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(5)
Carrying amount as at February 28, 2022	844
Goodwill impairment charge (note 3)	(245)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(4)
Carrying amount as at February 28, 2023	595
Effect of foreign exchange on non-U.S. dollar denominated goodwill	2
Goodwill impairment charge (note 3)	(35)
Carrying amount as at February 29, 2024	$562
Other Long-term Assets
As at February 29, 2024, other long-term assets included long-term receivables related to intellectual property sold (see Note 12 under the heading “Patent Sale”), long-term receivables, and the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
As at February 28, 2023, other long-term assets included the long-term portion of deferred commission and long-term receivables, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	February 29, 2024	February 28, 2023
Operating lease liabilities, current (note 11)	20	24
Restructuring programs, current portion	20	3
Other	77	116
	$117	$143
Other accrued liabilities include accrued director fees, accrued vendor liabilities, variable incentive accrual, payroll withholding taxes and accrued royalties, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Restructuring
During fiscal 2023 and fiscal 2024, the Company commenced restructuring programs with the objectives of reducing its annual costs and expenses relating to the Cybersecurity business, and later separating and streamlining the Company’s centralized corporate functions into Cybersecurity and IoT specific teams such that the businesses may operate independently and on a profitable and cash flow positive basis. The reduction of overall Company costs will include rationalizing and streamlining existing central administrative functions, right-sizing cost structures within both business units including R&D and outsourced contracting, changes to overall product portfolio offerings and geographies the Company operates in, and optimizing related support functions and organizational structure. Other charges and cash costs may occur as programs are implemented or changes are completed.
The following table sets forth the activity in the Company’s restructuring program liabilities for fiscal 2024 and fiscal 2023:

	Employee Termination Benefits	Facilities Costs	Total
Balance as at February 28, 2022	$—	$—	$—
Charges incurred	8	2	10
Cash payments made	(6)	(1)	(7)
Balance as at February 28, 2023	2	1	3
Charges incurred	31	6	37
Cash payments made	(16)	(3)	(19)
Balance as at February 29, 2024	$17	$4	$21

Current portion	$17	$3	$20
Long-term portion	—	1	1
	$17	$4	$21

The long-term portion of the restructuring liabilities is recorded at fair value, determined by measuring the remaining payments at present value using an effective interest rate of 5.0%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.

The restructuring charges included employee termination benefits and facilities costs to better align the Company’s general and administrative and R&D cost profiles to its market competitors, create a more focused sales force and improve profitability and cash flow. Total charges incurred in fiscal 2024 and fiscal 2023 were $37 million and $10 million respectively, recorded within General and administrative on the Consolidated Statements of Operations.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

5.    INCOME TAXES
The difference between the amount of the provision for (recovery of) income taxes and the amount computed by multiplying income (loss) before income taxes by the statutory Canadian tax rate is reconciled as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Statutory Canadian tax rate	26.5%	26.5%	26.5%
Expected provision for (recovery of) income taxes	$(28)	$(191)	$5
Differences in income taxes resulting from:
Valuation allowance	28	125	(9)
Investment tax credits	(11)	(10)	7
Change in unrecognized income tax benefits	(1)	1	(2)
Foreign tax rate differences	4	10	3
Non-deductible permanent differences	8	5	3
Goodwill impairment	9	65	—
Prior period adjustments	9	4	(1)
Other differences	6	5	1
	$24	$14	$7

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Income (loss) before income taxes:
Canadian	$(18)	$(128)	$133
Foreign	(88)	(592)	(114)
	$(106)	$(720)	$19

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The provision for (recovery of) income taxes consists of the following:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Current
Canadian	$2	$1	$(1)
Foreign	22	13	8
	$24	$14	$7
Deferred income tax assets and liabilities consist of the following temporary differences:

	As at
	February 29, 2024	February 28, 2023
Assets
Property, plant, equipment and intangibles assets	$258	$264
Non-deductible reserves	37	44
Minimum taxes	207	207
Debentures (note 6)	—	1
Research and development	402	390
Tax loss carryforwards	514	495
Other	125	122
Deferred income tax assets	1,543	1,523

Valuation allowance	1,520	1,492
Deferred income tax assets net of valuation allowance	23	31

Liabilities
Property, plant, equipment and intangibles assets	(23)	(31)
Deferred income tax liabilities	(23)	(31)
Net deferred income tax asset (liability)	$—	$—
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
In evaluating the need for a valuation allowance, the Company noted that there had been three years of cumulative losses, including fiscal 2024. In fiscal 2024, the Company saw an increase in the deferred tax valuation allowance of $28 million (February 28, 2023 - increase of $125 million). As a result, the deferred tax valuation allowance had an ending balance of $1,520 million (February 28, 2023 - $1,492 million). This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The Company’s total unrecognized income tax benefits as at February 29, 2024 and February 28, 2023 were $20 million and $21 million, respectively. A reconciliation of the beginning and ending amount of unrecognized income tax benefits that, if recognized, would affect the Company’s effective income tax rate is as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Unrecognized income tax benefits, opening balance	$21	$20	$24
Increase for income tax positions of current year	1	1	—
Settlement of tax positions	(2)	—	(4)
Unrecognized income tax benefits, ending balance	$20	$21	$20
As at February 29, 2024, $20 million of the unrecognized tax benefits have been netted against deferred income taxes and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
A summary of open tax years by major jurisdiction is presented below:

Jurisdiction
Canada (1)	Fiscal 2016 - 2024
United States (2)	Fiscal 2021 - 2024
United Kingdom	Fiscal 2023 - 2024
______________________________
(1)    Includes federal as well as provincial jurisdictions, as applicable.
(2)     Pertains to federal tax years. Certain state jurisdictions remain open from fiscal 2020 through fiscal 2024.
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
The Company recognizes interest and penalties related to unrecognized income tax benefits as interest expense that is netted and reported within investment income, net. The amount of interest accrued as at February 29, 2024 was approximately $3 million (February 28, 2023 - approximately $3 million). The amount of penalties accrued as at February 29, 2024 was nil (February 28, 2023 - nil).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

As at February 29, 2024, the Company has the following net operating loss carryforwards and tax credits, which are scheduled to expire in the following years:

Year of Expiry	Net Operating Losses	Research and Development Tax Credits (1)	Minimum Taxes
2029	$10	$—	$1
2030	—	—	108
2031	1	12	72
2032	28	1	22
2033	88	133	—
2034	96	124	—
2035	92	52	4
2036	326	40	—
2037	492	23	—
2038	199	17	—
2039	13	14	—
2040	3	13	—
2041	—	8	—
2042	—	11	—
2043	182	14	—
2044	—	12	—
Indefinite	422	22	—
	$1,952	$496	$207
______________________________
(1)    Includes federal, provincial and state balances.
6.    DEBENTURES
3.00% Convertible Senior Notes
On January 29, 2024, the Company issued $200 million aggregate principal amount of 3.00% senior convertible unsecured notes (the “Notes”) in an offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Company used the net proceeds of the issuance of the Notes principally to repay its outstanding $150 million aggregate principal amount of 1.75% extendible convertible unsecured debentures (the “Extension Debentures” and, collectively with the “2020 Debentures” (as defined below) and the Notes, the “Debentures”) at maturity on February 15, 2024.
The Notes are due on February 15, 2029 unless earlier converted, redeemed, or repurchased. Each $1,000 principal amount of the Notes is convertible into 257.5826 common shares of the Company based on the initial conversion rate, for a total of 52 million common shares at a price of $3.88 per share, subject to adjustments. Prior to the close of business on the business day immediately preceding November 15, 2028, the Notes will be convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding February 15, 2029. The Company may satisfy any conversions of the Notes by paying or delivering, as the case may be, cash, its common shares or a combination of cash and its common shares, at the Company’s election (or, in the case of any Notes called for redemption that are converted during the related redemption period, solely its common shares). Covenants associated with the Notes include general corporate maintenance, existence and reporting requirements. The Notes will bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2024.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Under specified events of default, the outstanding principal and any accrued and unpaid interest on the Notes will become immediately due and payable upon request of holders holding not less than 25% of the principal amount of the Notes then outstanding. During the occurrence of certain specific events of default, the Company may elect to cure such events of default by increasing the 3.00% interest rate on the Notes by 0.25% to 0.50% per annum.
The Company may not redeem the Notes prior to February 22, 2027, except in the event of certain tax law changes. On or after February 22, 2027, the Company may redeem for cash all or a portion of the Notes, at the Company’s election, if the last reported sale price of the Company’s common shares has been at least 130% of the conversion price then in effect on each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a cash redemption price equal to 100% of the aggregate principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company undergoes a fundamental change, as defined in the indenture governing the Notes, subject to certain conditions the Company will be required to make an offer to repurchase for cash all of the outstanding Notes (or any portion thereof that a holder determines to sell to the Company) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In connection with certain corporate events or if the Company calls the Notes for redemption, the Company will, under certain circumstances, increase the conversion rate for noteholders who elect to convert their Notes in connection with such corporate event or convert their Notes called for redemption.
The Company has recorded the Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $6 million and present the Notes as a single hybrid financial instrument. No portion of the embedded derivatives required bifurcation from the host debt contract.
The following table summarizes the change in the Notes for the fiscal year ended February 29, 2024 from their date of issuance:

As at
February 29, 2024
Principal received as of January 29, 2024	200
Debt issuance costs paid	(6)
Balance as at February 29, 2024	$194
Extension Debentures and 2020 Debentures
On November 17, 2023, the Company issued the Extension Debentures in a private placement to certain controlled affiliates of Fairfax Financial Holdings Limited (“Fairfax”). The Company used the net proceeds from the issuance of the Extension Debentures, together with cash on hand, to repay its outstanding $365 million aggregate principal amount of 1.75% unsecured convertible debentures (the “2020 Debentures”) at maturity on November 13, 2023. Aside from the maturity date, the terms of the Extension Debentures were substantially identical to those of the 2020 Debentures, except that the Extension Debentures were not listed on any stock exchange and did not involve an indenture trustee. The Company used a portion of the proceeds from the issuance of the Notes to repay the Extension Debentures at maturity on February 15, 2024.
Each $1,000 principal amount of Extension Debentures was convertible at any time prior to the third business day prior to the maturity date into 166.67 common shares of the Company, for a total of 25 million common shares at a price of $6.00 per share, subject to adjustments. Covenants associated with the Extension Debentures included limitations on the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Company’s total indebtedness. Interest on the Extension Debentures was payable on the maturity date in arrears at a rate of 1.75% per annum.
Under specified events of default, the outstanding principal and any accrued interest on the Extension Debentures become immediately due and payable upon request of holders holding not less than 25% of the principal amount of the Extension Debentures then outstanding. During an event of default, the interest rate would increase to 5.75% per annum.
The Extension Debentures were subject to a change of control provision whereby the Company would be required to make an offer to repurchase the Extension Debentures at 115% of par value if a person or group (not affiliated with Fairfax) acquired 35% of the Company’s outstanding common shares, acquired all or substantially all of its assets, or if the Company merged with another entity and the Company’s existing shareholders hold less than 50% of the common shares of the surviving entity. Additionally, the Extension Debentures could not be converted to the extent that, after giving effect to the conversion, the holder would beneficially own or exercise control or direction over more than 19.99% of the Company’s then issued and outstanding common shares.
Due to the conversion option and other embedded derivatives within the Extension Debentures, and consistent with the Company’s accounting for the 2020 Debentures, the Company had elected to record the Extension Debentures, including the debt itself and all embedded derivatives, at fair value and present the Extension Debentures as a single hybrid financial instrument. No portion of the fair value of the Extension Debentures had been recorded as equity, nor would be if the embedded derivatives were bifurcated from the host debt contract.
Each period, the fair value of the Extension Debentures and 2020 Debentures were recalculated and resulting gains and losses from the changes in fair value of the Extension Debentures and 2020 Debentures associated with non-credit components were recognized in income, while the change in fair value associated with credit components was recognized in accumulated other comprehensive loss (“AOCL”). The fair value of the Extension Debentures was determined using observable interest rate curves, and the market price and volatility of the Company’s common shares.
The following table summarizes the change in fair value of the Extension Debentures from their date of issuance, which also represents the total changes through earnings of items classified as Level 2 in the fair value hierarchy:

February 29, 2024
Principal received as of November 17, 2023	$150
Change in fair value of the Extension Debentures	—
Maturity of the Extension Debentures on February 15, 2024	(150)
Balance as at February 29, 2024	$—
The following table summarizes the change in fair value of the 2020 Debentures for the years ended February 29, 2024 and February 28, 2023 which also represents the total changes through earnings of items classified as Level 3 in the fair value hierarchy:

February 29, 2024
Balance as at February 28, 2022	$507
Change in fair value of the 2020 Debentures	(140)
Balance as at February 28, 2023	367
Change in fair value of the 2020 Debentures	(2)
Maturity of the 2020 Debentures on November 13, 2023	(365)
Balance as at February 29, 2024	$—

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table shows the impact of the changes in fair value of the Extension Debentures and 2020 Debentures for the years ended February 29, 2024, February 28, 2023 and February 28, 2022:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Income associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$2	$138	$212
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	2	1
Realized losses associated with the change in fair value from credit components recorded in the consolidated statements of operations on maturity of the Extension Debentures and 2020 Debentures	(6)	—	—
Realized losses associated with the change in fair value from credit components released from AOCL on maturity of the Extension Debentures and 2020 Debentures	6	—	—
Total decrease in the fair value of the Extension Debentures and 2020 Debentures	$2	$140	$213
For the year ended February 29, 2024, the Company recorded interest expense related to the Debentures of $6 million, which has been included in investment income, net on the Company’s consolidated statements of operations (fiscal 2023 - $6 million; fiscal 2022 - $6 million). The Company is required to make semi-annual interest-only payments of approximately $3 million during the remaining term the Notes are outstanding.
Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the Extension Debentures, owned $330 million principal amount of the 2020 Debentures and $150 million principal amount of the Extension Debentures. As such, the payment of interest on the Extension Debentures and such portion of the 2020 Debentures, and their repayment, to Fairfax represented related party transactions.
7.    CAPITAL STOCK
(a)Capital Stock
The Company is authorized to issue an unlimited number of voting common shares, an unlimited number of non-voting, redeemable, retractable Class A common shares and an unlimited number of non-voting, cumulative, redeemable, retractable preferred shares. As at February 29, 2024 and February 28, 2023, there were no Class A common shares or preferred shares outstanding.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following details the changes in issued and outstanding common shares for the years ended February 29, 2024, February 28, 2023 and February 28, 2022:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2021	565,505	$2,823
Exercise of stock options	555	3
Common shares issued for restricted share unit settlements	8,011	—
Stock-based compensation	—	36
Common shares issued related to Exchange Shares	1,422	—
Common shares issued for employee share purchase plan	735	7
Common shares outstanding as at February 28, 2022	576,228	2,869
Exercise of stock options	97	—
Common shares issued for restricted share unit settlements	4,872	—
Stock-based compensation	—	34
Common shares issued for employee share purchase plan	960	6
Common shares outstanding as at February 28, 2023	582,157	2,909
Exercise of stock options	106	—
Common shares issued for restricted share unit settlements	5,636	—
Stock-based compensation	—	33
Common shares issued on the redemption of deferred share units	297	1
Common shares issued for employee share purchase plan	1,037	5
Common shares outstanding as at February 29, 2024	589,233	$2,948
Common shares (the “Exchange Shares”) were issued in connection with the Cylance acquisition, which was completed on February 21, 2019. In lieu of cash, a portion of the consideration owed to certain Cylance shareholders was paid in equal installments of Exchange Shares on the first three anniversary dates of the closing.
The Company had 589 million voting common shares outstanding, 0.2 million options to purchase voting common shares, 19 million RSUs and 1 million DSUs outstanding as at April 1, 2024. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 6.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

(b)Stock-based Compensation
Restricted share units
The Company recorded compensation expense with respect to RSUs of approximately $33 million in the year ended February 29, 2024 (February 28, 2023 - $34 million; February 28, 2022 - $35 million).
A summary of RSU activity during fiscal 2024 is shown below:

	RSUs Outstanding
	Number (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)
Balance as at February 28, 2023	19,640	$5.92
Granted during the year	8,097	3.51
Vested during the year	(5,636)	6.76
Forfeited/cancelled during the year	(5,800)	6.31
Balance as at February 29, 2024	16,301	$4.30	1.68	$45
Expected to vest February 29, 2024	13,491	$4.29	1.66	$38
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate closing share price of the Company’s common shares on February 29, 2024 that would have been received by RSU holders if all RSUs had been vested on February 29, 2024).
Tax deficiencies incurred by the Company related to the RSUs vested were nil for the year ended February 29, 2024 (February 28, 2023 - tax deficiency of nil; February 28, 2022 - tax deficiency of nil).
As at February 29, 2024, there was $53 million of unrecognized compensation expense related to RSUs that will be expensed over the vesting period, which, on a weighted average basis, results in a period of approximately 1.63 years.
During the year ended February 29, 2024, there were 8,097,408 RSUs granted (February 28, 2023 - 11,882,500), all of which will be settled upon vesting by the issuance of new common shares.
During the year ended February 29, 2024, the weighted average fair value for RSUs granted was $3.51 (February 28, 2023 - $4.29; February 28, 2022 - $9.72). During the year ended February 29, 2024, the fair value of RSUs that vested was $38 million (February 28, 2023 - $40 million; February 28, 2022 - $69 million).
Deferred share units (“DSUs”)
The Company issued 381,073 DSUs and redeemed 602,753 DSUs during the year ended February 29, 2024. There were $1 million of DSUs redeemed for shares. There were 1.4 million DSUs outstanding as at February 29, 2024 (February 28, 2023 - 1.6 million). The Company had a liability of $4 million in relation to the DSU Plan as at February 29, 2024 (February 28, 2023 - $6 million) included in accrued liabilities.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

8.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Net income (loss) for basic earnings (loss) per share available to common shareholders	$(130)	$(734)	$12
Less: Debentures fair value adjustment (1) (2)	—	(138)	(212)
Add: interest expense on Debentures (1) (2)	—	6	6
Net loss for diluted loss per share available to common shareholders	$(130)	$(866)	$(194)

Weighted average number of shares outstanding (000’s) - basic (1)(3)	584,543	578,654	570,607
Effect of dilutive securities (000’s)
Conversion of 2020 Debentures (1) (2)	—	60,833	60,833
Weighted average number of shares and assumed conversions (000’s) diluted	584,543	639,487	631,440
Earnings (loss) per share - reported
Basic	$(0.22)	$(1.27)	$0.02
Diluted	$(0.22)	$(1.35)	$(0.31)
______________________________
(1) The Company has not presented the dilutive effect of the Notes, Extension Debentures or 2020 Debentures using the if-converted method in the calculation of diluted loss per share for the year ended February 29, 2024, as to do so would be antidilutive. See Note 6 for details on the Debentures.
(2) The Company has presented the dilutive effect of the 2020 Debentures using the if-converted method, assuming conversion at the beginning of the fiscal year for the years ended February 28, 2023 and February 28, 2022. Accordingly, to calculate diluted loss per share, the Company adjusted net income (loss) by eliminating the fair value adjustment made to the 2020 Debentures and interest expense incurred on the 2020 Debentures in the years ended February 28, 2023 and February 28, 2022, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the 2020 Debentures.
(3) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 were as follows:

	As At
	February 29, 2024	February 28, 2023	February 28, 2022
Cash Flow Hedges
Balance, beginning of period	$(1)	$—	$1
Other comprehensive loss before reclassification	—	(3)	—
Amounts reclassified from AOCL into net income (loss)	1	2	(1)
Accumulated net unrealized losses on derivative instruments designated as cash flow hedges	$—	$(1)	$—
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(16)	$(10)	$(4)
Other comprehensive income (loss)	2	(6)	(6)
Foreign currency cumulative translation adjustment	$(14)	$(16)	$(10)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$(6)	$(8)	$(9)
Other comprehensive income before reclassification	—	2	1
Amounts reclassified from AOCL into net income (loss)	6	—	—
Change in fair value from instruments-specific credit risk on Debentures	$—	$(6)	$(8)
Other Post-Employment Benefit Obligations
Balance, beginning of period	$(1)	$(1)	$(1)
Other comprehensive income	1	—	—
Actuarial losses associated with other post-employment benefit obligations	$—	$(1)	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(14)	$(24)	$(19)
During the year ended February 29, 2024, $1 million in losses (pre-tax and post-tax) associated with cash flow hedges were reclassified from AOCL into general and administrative expenses (February 28, 2023 - $2 million in losses).
10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $25 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of February 29, 2024. See the discussion of restricted cash in Note 3.

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
As of February 29, 2024, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

On March 17, 2017, a putative employment class action was filed against the Company in the Ontario Superior Court of Justice (Parker v. BlackBerry Limited). The Statement of Claim alleges that actions the Company took when certain of its employees decided to accept offers of employment from Ford Motor Company of Canada amounted to a wrongful termination of the employees’ employment with the Company. The claim seeks (i) an unspecified quantum of statutory, contractual, or common law termination entitlements; (ii) punitive or breach of duty of good faith damages of CAD$20 million, or such other amount as the Court finds appropriate, (iii) pre- and post- judgment interest, (iv) attorneys’ fees and costs, and (v) such other relief as the Court deems just. The Court granted the plaintiffs’ motion to certify the class action on May 27, 2019. The Company commenced a motion for leave to appeal the certification order on June 11, 2019. The Court denied the motion for leave to appeal on September 17, 2019. The Company filed its Statement of Defence on December 19, 2019. The parties participated in a mediation on November 9, 2022, which did not result in an agreement. The Court has set a trial date of June 2, 2025, and scheduled a pre-trial conference on December 4, 2024. Discovery is proceeding.
Other contingencies
As at February 29, 2024, the Company has recognized $17 million (February 28, 2023 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)     Litigation Settlement
On April 6, 2022, through a mediator, the Company agreed in principle to pay $165 million to settle the consolidated U.S. class actions (see “Litigation” above in this Note 10). The Stipulation of Settlement was executed effective June 7, 2022. On June 29, 2022, the Company paid $1 million of the settlement amount and the remaining $164 million was paid on September 6, 2022. On September 29, 2022, the Court granted final approval of the settlement and entered final judgment.
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
The Company has entered into indemnification agreements with its current and former directors and executive officers. Under these agreements, the Company agreed, subject to applicable law, to indemnify its current and former directors and executive officers against all costs, charges and expenses reasonably incurred by such individuals in respect of any civil, criminal or administrative action that could arise by reason of their status as directors or officers. The Company maintains liability insurance coverage for the benefit of the Company, and its current and former directors and executive officers. The Company has not encountered material costs as a result of such indemnifications in fiscal 2024.
11.    LEASES
The Company has operating and finance leases primarily for corporate offices, research and development facilities, data centers and certain equipment. The Company’s leases have remaining lease terms of between one year and six years, some of which may include options to extend the lease for up to 10 years, and some of which may include options to terminate the lease within one month.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The components of lease expense were as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Operating lease cost, included in general and administrative	$18	$20	$23

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Cash used in operating activities related to operating lease payments	$28	$32	$37
During the year ended February 29, 2024, the Company entered into $13 million (February 28, 2023 - $15 million) in lease obligations and recognized a corresponding ROU asset of $13 million (February 28, 2023 - $15 million).
During the year ended February 29, 2024, the Company incurred losses of $7 million (February 28, 2023 - $4 million; February 28, 2022 - nil) on LLA impairment of ROU assets, as described in Note 3. The Company also had sublease income during the year ended February 29, 2024 of $4 million (February 28, 2023 - $3 million; February 28, 2022 - $3 million) and incurred short-term lease costs of $3 million (February 28, 2023 - $2 million; February 28, 2022 - $2 million).
Supplemental consolidated balance sheet information related to leases was as follows:

	As at
	February 29, 2024	February 28, 2023
Operating leases
Operating lease assets
Operating lease ROU assets	$32	$44
Operating lease liabilities
Accrued liabilities	$20	$24
Operating lease liabilities	38	52
Total operating lease liabilities	$58	$76

	As at
	February 29, 2024	February 28, 2023
Weighted average remaining lease term
Operating leases	3.2 years	3.8 years
Weighted average discount rate
Operating lease	3.9%	3.4%

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Maturities of undiscounted lease liabilities were as follows:

As at
February 29, 2024
Operating Leases
Fiscal year 2025	$23
Fiscal year 2026	18
Fiscal year 2027	12
Fiscal year 2028	10
Fiscal year 2029	1
Thereafter	1
Total future minimum lease payments	65
Less:
Imputed interest	(7)
Total	$58

12. REVENUE AND SEGMENT DISCLOSURES
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the CODM for making decisions and assessing performance as a source of the Company’s reportable operating segments. The CODM, who is the CEO of the Company, makes decisions and assesses the performance of the Company using three operating segments.
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
The following table shows information by operating segment for the fiscal year ended February 29, 2024:

	Cybersecurity	IoT	Licensing and Other	Segment Totals
Segment revenue	$378	$215	$260	$853
Segment cost of sales	142	36	152	330
Segment gross margin (1)	$236	$179	$108	$523
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table shows information by operating segment for the fiscal year ended February 28, 2023 and February 28, 2022:

	For the Year Ended
	February 28, 2023				February 28, 2022
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Cybersecurity	IoT	Licensing and Other	Segment Totals
Segment revenue	$418	$206	$32	$656	$477	$178	$63	$718
Segment cost of sales	185	37	12	234	194	30	23	247
Segment gross margin (1)	$233	$169	$20	$422	$283	$148	$40	$471
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.
Cybersecurity consists of BlackBerry® UEM and Cylance® cybersecurity solutions (collectively, BlackBerry Spark®), BlackBerry® AtHoc® and BlackBerry® SecuSUITE®. The Company’s Cylance AI and machine learning-based platform consists of CylanceENDPOINT™, CylanceGUARD®, CylanceEDGE™, CylanceINTELLIGENCE™ and other cybersecurity applications. The Company’s endpoint management platform includes BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
IoT consists of BlackBerry® QNX®, BlackBerry® Certicom®, BlackBerry Radar®, BlackBerry IVY® and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing and Other consists of the Company’s intellectual property arrangements and settlement awards. Other consists of the Company’s legacy SAF business, which ceased operations on January 4, 2022.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table reconciles total segment gross margin for the fiscal year ended February 29, 2024, February 28, 2023 and February 28, 2022 to the Company’s consolidated totals:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Total segment gross margin	523	$422	$471
Adjustments (1):
Less: Stock compensation	3	3	4
Less:
Research & development	186	207	219
Sales and marketing	171	176	183
General and administrative	181	164	114
Amortization	54	96	165
Impairment of long-lived assets	15	235	—
Impairment of goodwill	35	245	—
Gain on sale of property, plant and equipment, net	—	(6)	—
Debentures fair value adjustment	3	(138)	(212)
Litigation settlement	—	165	—
Investment income, net	(19)	(5)	(21)
Consolidated income (loss) before income taxes	$(106)	$(720)	$19
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
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to intellectual property sold. As at February 29, 2024, the remaining financing component on the patent sale was $10 million and will be recognized as interest income over the payment terms.
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	For the Years Ended
	February 29, 2024		February 28, 2023		February 28, 2022
North America (1)	$556	65.2%	$350	53.4%	$413	57.5%
Europe, Middle East and Africa	172	20.2%	222	33.8%	234	32.6%
Other regions	125	14.6%	84	12.8%	71	9.9%
Total	$853	100.0%	$656	100.0%	$718	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	For the Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Products and services transferred over time	$279	$364	$428
Products and services transferred at a point in time	574	292	290
Total	$853	$656	$718
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the fiscal year ended February 29, 2024:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2023	$120	$215	$17
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	939	605	32
Decrease due to payment, fulfillment of performance obligations, or other	(804)	(598)	(28)
Increase, net	135	7	4
Closing balance as at February 29, 2024	$255	$222	$21
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at February 29, 2024 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the Malikie Transaction, which have been constrained based on the Company’s accounting policies and critical accounting estimates as described in Note 1 and under “Patent Sale” in this Note 12.

	As at February 29, 2024
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$194	$14	$14	$222

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Revenue recognized for performance obligations satisfied in prior periods
For the fiscal year ended February 29, 2024, $12 million in revenue was recognized relating to performance obligations satisfied in a prior period as a result of certain variable consideration no longer being subject to constraint (fiscal year ended February 28, 2023 - $1 million; fiscal year ended February 28, 2022 - $1 million).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	February 29, 2024		February 28, 2023
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$78	$342	$98	$375
United States	662	923	742	1,208
Other	29	130	27	96
	$769	$1,395	$867	$1,679
Information About Major Customers
There was one customer that comprised 27% of the Company’s revenue in fiscal 2024 due to the completed Malikie Transaction (fiscal 2023 - one customer that comprised 12%; fiscal 2022 - one customer that comprised 11%).
13.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	For the Years Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Interest paid during the year	$6	$6	$6
Income taxes paid during the year	10	2	5
Income tax refunds received during the year	1	5	6
(b)    Additional Information
Advertising expense, which includes media, agency and promotional expenses totaling $22 million is included in sales and marketing expenses for the fiscal year ended February 29, 2024. (February 28, 2023 - $29 million; February 28, 2022 - $25 million)
General and administrative expenses for the fiscal year ended February 29, 2024 included nil with respect to foreign exchange gain, net of foreign exchange hedging (February 28, 2023 - nil; February 28, 2022 - $1 million).
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2024 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 29, 2024, approximately 19% of cash and cash equivalents, 25% of accounts receivable and 59% of accounts payable were denominated in foreign currencies (February 28, 2023 – 19%, 24% and 36%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company has also issued Notes with a fixed interest rate, as described in Note 6. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 4. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at February 29, 2024, no single issuer represented more than 30% of the total cash, cash equivalents and investments (February 28, 2023 - no single issuer represented more than 12% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
The Company maintains Credit Support Annexes (“CSAs”) with several of its counterparties. These CSAs require the outstanding net position of all contracts be made whole by the paying or receiving of collateral to or from the counterparties on a daily basis, subject to exposure and transfer thresholds. As at February 29, 2024, the Company had no collateral posted or held with counterparties (February 28, 2023 - $1 million in collateral held).
Liquidity risk
Cash, cash equivalents, and investments were approximately $298 million as at February 29, 2024. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
As of February 29, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the U.S. Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment, management concludes that, as of February 29, 2024, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of February 29, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the three months ended February 29, 2024, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended February 29, 2024, neither the Company or any of its officers or directors adopted or terminated trading arrangements for the sale of the Company’s common shares.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers appears in Part I, Item 1 to this Annual Report on Form 10-K.

The information required by this item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 29, 2024, and is incorporated herein by reference.
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
Lisa Disbrow (Chair) – Ms. Disbrow has a BA from the University of Virginia, an MA from The George Washington University in International Relations, and an MS from The National War College in National Strategy. Ms. Disbrow serves on the President’s Export Council and is a Commissioner on the Congressional Planning, Programming, Budgeting & Execution Reform Commission. Ms. Disbrow is also the Chair of the NobleReach Foundation, as well as a director of CACI International Inc, Mercury Systems and SparkCognition, Inc. In addition, she is a Senior Fellow at the Johns Hopkins University Applied Physics Lab and the Vice Chair of the National Defense Industrial Association. Previously, she served over 30 years in senior civilian and military positions in the U.S. government, and was the Senate-confirmed Under Secretary of the United States Air Force. She also served as Acting Secretary of the U.S. Air Force and was the Senate-confirmed chief financial officer of the Air Force, as the Assistant Secretary for Financial Management and Comptroller.
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
The Board has also determined that Ms. Disbrow is an audit committee financial expert within the meaning of General Instruction B(8)(a) of Form 10-K under the U.S. Securities Exchange Act of 1934, as amended. The SEC has indicated that the designation of a person as an audit committee financial expert does not make such person an “expert” for any purpose, impose any duties, obligations or liability on such person that are greater than those imposed on members of the Audit Committee and the Board who do not carry this designation or affect the duties, obligations or liability of any other member of the audit committee or the Board.
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
To support the risk management framework and risk oversight activities, the Company maintains a risk appetite statement that defines, by category of risk, the Company’s tolerance for risk-taking having regard to potential rewards and overall business strategies and objectives. The Company’s four risk categories are: (i) strategy and innovation, (ii) operations, (iii) legal, compliance and reputation, and (iv) financial management and reporting. The Company’s risk profile is assessed against the risk appetite statement, which is reviewed and updated as the Company’s business strategy and operating environment evolve.
Risk Governance and Oversight
The Company utilizes a “three lines of defense” governance structure to define how the responsibility for risk management activities is assigned:
•The first line of defense for managing risks resides with the management of each business group. Risk exposures are identified and mitigated at a granular level through various ongoing management activities including business planning, operations management, reporting, and process improvement projects.
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
Additional governance and oversight is provided by the Risk Management and Compliance Council (“RMCC”), a council of internal senior leaders which oversee the risk management activities undertaken by business group management and the SRCC. The RMCC reviews the Company’s risk dashboard and monitors remediation activities to address gaps. The RMCC also approves the risk appetite statement and promotes a culture of risk management and compliance across the Company. The RMCC meets at least quarterly with the Chief Risk Officer serving as the Chair. Phil Kurtz, the Company’s Chief Legal Officer and Corporate Secretary, serves as the Chief Risk Officer and reports to the Audit and Risk Management Committee, at least quarterly, on the activities of the RMCC.
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
The Board, through the Audit and Risk Management Committee, receives reports on compliance with the Code, including regarding the Company’s annual program to have employees acknowledge that they have read, understand and will comply with the Code. The Company maintains a whistleblower program and makes whistleblower reporting available to employees and external parties via a web and telephone hotline-based system supplied and operated by a third party that specializes in such reporting systems. The system allows individuals to make whistleblower reports, including anonymously, to the Company or directly to the Chair of the Audit and Risk Management Committee via the BlackBerry EthicsLink system and enables the Company or the Chair of the Audit and Risk Management Committee, as appropriate, to follow up directly with the reporter while maintaining his or her anonymity. Employees are advised of the whistleblower program as part of the Company’s annual Code acknowledgement program. Management reports on the status of whistleblower reports to the Audit and Risk Management Committee at its quarterly meetings.
In addition, the Board is responsible for overseeing, directly and through its committees, an appropriate compliance program for the Company. The RMCC and SRCC oversee and assist management in maintaining the Company’s compliance program and policies. Phil Kurtz, the Company’s Chief Legal Officer and Corporate Secretary, reports to the Audit and Risk Management Committee at least quarterly on compliance matters in his capacity as Chair of the RMCC.
The Code is available on the Company’s website at https://www.blackberry.com/us/en/company/corporate-responsibility, or upon request to the Corporate Secretary of the Company at its executive office, 2200 University Avenue East, Waterloo, Ontario, N2K 0A7. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver, from a provision of the Code to the Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K. The Company did not grant any such waiver in fiscal 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 29, 2024, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 29, 2024, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 29, 2024, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our 2024 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended February 29, 2024, and is incorporated herein by reference.

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

3.2	Amended and Restated By-law No. A3 of the Registrant (incorporated by reference to Document 1 in the Registrant’s Report on Form 6-K, furnished to the SEC on May 15, 2014)
3.3	Amended and Restated By-law No. A4 of the Registrant (incorporated by reference to Document 2 in the Registrant’s Report on Form 6-K, furnished to the SEC on June 13, 2014)
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-192986), filed with the SEC on December 20, 2013)
4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)
4.3	Indenture dated January 29, 2024 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed by the Company on January 29, 2024)
4.4	Form of 3.00% Convertible Senior Note due February 15, 2029 (included in Exhibit 4.3)
10.1*	Amended and Restated BlackBerry Limited Equity Incentive Plan
10.2†
Amended and Restated Deferred Share Unit Plan for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.3*	Form of restricted share unit agreement (included in Exhibit 10.1)
10.4*	Form of performance based restricted share unit agreement (included in Exhibit 10.1)
10.5†
Form of indemnification agreement for directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.6†
Employment agreement with John J. Giamatteo, dated December 8, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38232), filed with the SEC on December 12, 2023)

10.7†
Employment agreement with Steve Rai, dated September 23, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.8†	Employment agreement with Mattias Eriksson, dated April 13, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 24, 2022)
10.9*†	Employment agreement with Phil Kurtz, dated April 13, 2021
10.10*
Patent Sale Agreement with Malikie Innovations Limited, dated March 20, 2023, including Exhibit A-1 thereto, Exhibit A-2 thereto and Exhibit B-1 thereto (incorporated by reference to Exhibits 10.11, 10.11 1, 10.11 2 and 10.11 3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232) filed with the SEC on April 4, 2023)

21*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: April 4, 2024	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
DIRECTORS

SIGNATURE	CAPACITY	DATE
/s/ PHILIP BRACE	Director	April 4, 2024
Philip Brace
/s/ MICHAEL DANIELS	Director	April 4, 2024
Michael Daniels
/s/ LISA DISBROW	Director	April 4, 2024
Lisa Disbrow
/s/ JOHN J. GIAMATTEO	Director and Chief Executive Officer (Principal Executive Officer)	April 4, 2024
John J. Giamatteo
/s/ RICHARD LYNCH	Chair and Director	April 4, 2024
Richard Lynch
/s/ LAURIE SMALDONE ALSUP	Director	April 4, 2024
Laurie Smaldone Alsup
/s/ WAYNE WOUTERS	Director	April 4, 2024
Wayne Wouters