Form 10-Q
period 2024-05-31
BLACKBERRY Ltd
filed 2024-06-27
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024

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
Yes ☐   No  ☒

The registrant had 590,173,164 common shares issued and outstanding as of June 24, 2024.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	May 31, 2024	February 29, 2024
Assets
Current
Cash and cash equivalents (note 2)	$143	$175
Short-term investments (note 2)	86	62
Accounts receivable, net of allowance of $5 and $6, respectively (note 3)	148	199
Other receivables (note 3)	21	21
Income taxes receivable	3	4
Other current assets (note 3)	57	47
	458	508
Restricted cash and cash equivalents (note 2)	17	25
Long-term investments (note 2)	37	36
Other long-term assets (note 3)	59	57
Operating lease right-of-use assets, net	27	32
Property, plant and equipment, net (note 3)	19	21
Intangible assets, net (note 3)	145	154
Goodwill (note 3)	561	562
	$1,323	$1,395
Liabilities
Current
Accounts payable	$6	$17
Accrued liabilities (note 3)	112	117
Income taxes payable (note 4)	29	28
Deferred revenue, current (note 10)	174	194
	321	356
Deferred revenue, non-current (note 10)	32	28
Operating lease liabilities	33	38
Other long-term liabilities	1	3
Long-term notes (note 5)	194	194
	581	619
Commitments and contingencies (note 9)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 590,171,424 voting common shares (February 29, 2024 - 589,232,539)	2,957	2,948
Deficit	(2,200)	(2,158)
Accumulated other comprehensive loss (note 8)	(15)	(14)
	742	776
	$1,323	$1,395
See notes to consolidated financial statements.

On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended May 31, 2024
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2024	$2,948	$(2,158)	$(14)	$776
Net loss	—	(42)	—	(42)
Other comprehensive loss	—	—	(1)	(1)
Stock-based compensation (note 6)	8	—	—	8
Shares issued:
Employee share purchase plan (note 6)	1	—	—	1
Balance as at May 31, 2024	$2,957	$(2,200)	$(15)	$742

	Three Months Ended May 31, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2023	$2,909	$(2,028)	$(24)	$857
Net loss	—	(11)	—	(11)
Other comprehensive income	—	—	2	2
Stock-based compensation	9	—	—	9
Shares issued:
Employee share purchase plan	2	—	—	2
Balance as at May 31, 2023	$2,920	$(2,039)	$(22)	$859

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2024	May 31, 2023
Revenue (note 10)	$144	$373
Cost of sales	48	194
Gross margin	96	179

Operating expenses
Research and development	42	54
Sales and marketing	38	45
General and administrative	40	54
Amortization	12	15
Impairment of long-lived assets (note 2)	3	—
Debentures fair value adjustment (note 5)	—	22
	135	190
Operating loss	(39)	(11)
Investment income, net (note 2 and note 5)	5	3
Loss before income taxes	(34)	(8)
Provision for income taxes (note 4)	8	3
Net loss	$(42)	$(11)
Loss per share (note 7)
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended
	May 31, 2024	May 31, 2023
Net loss	$(42)	$(11)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the three months ended, net of income taxes of nil (May 31, 2023 - income taxes of nil) (note 8)	—	1
Foreign currency translation adjustment	(1)	1
Other comprehensive income (loss)	(1)	2
Comprehensive loss	$(43)	$(9)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Three Months Ended
	May 31, 2024	May 31, 2023
Cash flows from operating activities
Net loss	$(42)	$(11)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	13	16
Stock-based compensation	8	9
Impairment of long-lived assets (note 2)	3	—
Intellectual property disposed of by sale	—	147
Debentures fair value adjustment (note 5)	—	22
Operating leases	(2)	(1)
Other	(3)	—
Net changes in working capital items
Accounts receivable, net of allowance	51	3
Other receivables	—	4
Income taxes receivable	1	—
Other assets	(13)	(62)
Accounts payable	(11)	(3)
Accrued liabilities	(5)	(14)
Income taxes payable	1	1
Deferred revenue	(16)	(12)
Net cash provided by (used in) operating activities	(15)	99
Cash flows from investing activities
Acquisition of long-term investments	—	(1)
Acquisition of property, plant and equipment	(1)	(2)
Acquisition of intangible assets	(1)	(8)
Acquisition of short-term investments	(49)	(66)
Proceeds on sale or maturity of short-term investments	25	39
Net cash used in investing activities	(26)	(38)
Cash flows from financing activities
Issuance of common shares	1	2
Net cash provided by financing activities	1	2
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(40)	63
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	200	322
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$160	$385
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 29, 2024 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three months ended May 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2025. The consolidated balance sheet at February 29, 2024 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
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
Accounting Standards Adopted During Fiscal 2025
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 on the topic of segment reporting. The standard requires additional disclosures for segment reporting. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company early adopted this guidance in the first quarter of fiscal 2025 and it did not have a material impact on its disclosures.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Accounting Pronouncements Not Yet Adopted
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
For a description of how the fair value of the 2020 Debentures (as defined in Note 5) was determined, see the “Convertible debentures” accounting policies in Note 1 to the Annual Financial Statements.

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
Impairment of Long-Lived Assets
During the three months ended May 31, 2024, the Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of $3 million related to the operating lease right-of-use (“ROU”) assets and property, plant and equipment associated with those facilities (three months ended May 31, 2023 - nil). The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. The fair value measurement of ROU impaired assets is classified as Level 3.

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at May 31, 2024 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$92	$—	$—	$92	$92	$—	$—	$—
Other investments	28	6	—	34	—	—	34	—
	120	6	—	126	92	—	34	—
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	13	—	—	13	—	—	—	13
Bankers' acceptances/bearer deposit notes	12	—	—	12	12	—	—	—
Commercial paper	89	—	—	89	28	61	—	—
Non-U.S. promissory notes	26	—	—	26	11	15	—	—
Non-U.S. treasury bills	4	—	—	4	—	—	—	4
U.S. treasury bills	10	—	—	10	—	10	—	—
	154	—	—	154	51	86	—	17
Level 3:
Other investments	2	1	—	3	—	—	3	—
	$286	$7	$(10)	$283	$143	$86	$37	$17
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
As at May 31, 2024, the Company had non-marketable equity investments without readily determinable fair value of $37 million (February 29, 2024 - $36 million). During the three months ended May 31, 2024, the Company recorded an upward adjustment of $1 million to the carrying value of a certain non-marketable equity investment without readily determinable fair value resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income, net on the Company’s consolidated statements of operations. As of May 31, 2024, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 29, 2024 - $3 million).
There were no realized gains or losses on available-for-sale securities for the three months ended May 31, 2024 and May 31, 2023.
The Company has restricted cash and cash equivalents, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit. These letters of credit support certain leasing arrangements entered into in the ordinary course of business. The letters of credit are for terms ranging from one month to one year. The Company is legally restricted from accessing these funds during the term of the leases for which the letters of credit have been issued; however, the Company can continue to invest the funds and receive investment income thereon.
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at May 31, 2024 and February 29, 2024 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	May 31, 2024	February 29, 2024
Cash and cash equivalents	$143	$175
Restricted cash and cash equivalents	17	25
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$160	$200

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at May 31, 2024 and February 29, 2024 were as follows:

	As at
	May 31, 2024		February 29, 2024
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$154	$154	$166	$166
No fixed maturity	10	—	10	—
	$164	$154	$176	$166
As at May 31, 2024 and February 29, 2024, the Company had no available-for-sale debt securities with continuous unrealized losses.
3.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The current estimated credit losses (“CECL”) for accounts receivable as at May 31, 2024 was $5 million (February 29, 2024 - $6 million).
The Company also has long-term accounts receivable included in Other Long-term Assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure of default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2023	$1
Prior period provision for expected credit losses	5
Ending balance of the allowance for credit loss as at February 29, 2024	6
Current period recovery for expected credit losses	(1)
Ending balance of the allowance for credit loss as at May 31, 2024	$5
The allowance for credit losses as at May 31, 2024 consists of $1 million (February 29, 2024 - $1 million) relating to CECL estimated based on days past due and region and $4 million (February 29, 2024 - $5 million) relating to specific customers that were evaluated separately.
There was one customer that comprised more than 10% of accounts receivable as at May 31, 2024 (February 29, 2024 - two customers comprised more than 10%).
Other Receivables
As at May 31, 2024 and February 29, 2024, other receivables included items such as claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Current Assets
As at May 31, 2024 and February 29, 2024, other current assets included the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	May 31, 2024	February 29, 2024
Cost
BlackBerry operations and other information technology	$86	$85
Leasehold improvements and other	14	15
Furniture and fixtures	6	6
Manufacturing, repair and research and development equipment	2	3
	108	109
Accumulated amortization	89	88
Net book value	$19	$21
Intangible Assets, Net
Intangible assets comprised the following:

	As at May 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$851	$49
Other acquired intangibles	386	337	49
Intellectual property	110	63	47
	$1,396	$1,251	$145

	As at February 29, 2024
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$846	$54
Other acquired intangibles	386	334	52
Intellectual property	111	63	48
	$1,397	$1,243	$154
For the three months ended May 31, 2024, amortization expense related to intangible assets amounted to $11 million (three months ended May 31, 2023 - $13 million).
Total additions to intangible assets for the three months ended May 31, 2024 amounted to $1 million (three months ended May 31, 2023 - $2 million). During the three months ended May 31, 2024, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at May 31, 2024, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2025 and each of the five succeeding years is expected to be as follows: fiscal 2025 - $32 million; fiscal 2026 - $36 million; fiscal 2027 - $32 million; fiscal 2028 - $18 million; fiscal 2029 - $6 million and fiscal 2030 - $3 million

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the three months ended May 31, 2024 were as follows:

Carrying Amount
Carrying amount as at February 28, 2023	$595
Goodwill impairment charge	(35)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	2
Carrying amount as at February 29, 2024	562
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(1)
Carrying amount as at May 31, 2024	$561
Other Long-term Assets
As at May 31, 2024 and February 29, 2024, other long-term assets included long-term receivables related to intellectual property sold in fiscal 2024, see Note 10 under the heading “Patent Sale”, other long-term receivables, and the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities is comprised of the following:

	As at
	May 31, 2024	February 29, 2024
Operating lease liabilities, current	20	20
Restructuring program liabilities, current portion	11	20
Other	81	77
	$112	$117
Other accrued liabilities included current and accrued director fees, accrued vendor liabilities, variable incentive accrual, payroll withholding taxes and accrued royalties, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
Restructuring
During fiscal 2023 and fiscal 2024, the Company commenced restructuring programs with the objectives of reducing its annual costs and expenses relating to the Cybersecurity business, and later separating and streamlining the Company’s centralized corporate functions into Cybersecurity and IoT specific teams such that the businesses may operate independently and on a profitable and cash flow positive basis. The reduction of overall Company costs will include rationalizing and streamlining existing central administrative functions, right-sizing cost structures within both business units including R&D and outsourced contracting, changes to overall product portfolio offerings and geographies the Company operates in and optimizing related support functions and organizational structure. Other charges and cash costs may occur as programs are implemented or changes are completed.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table sets forth the activity in the Company’s restructuring program liabilities:

	Employee Termination Benefits	Facilities Costs	Total
Balance as at February 28, 2023	2	1	3
Charges incurred	31	6	37
Cash payments made	(16)	(3)	(19)
Balance as at February 29, 2024	17	4	21
Charges incurred	5	3	8
Cash payments made	(15)	(2)	(17)
Balance as at May 31, 2024	$7	$5	$12

Current portion	$7	$4	$11
Long-term portion	—	1	1
	$7	$5	$12
The long-term portion of the restructuring liabilities is recorded at present value, determined by measuring the remaining payments at present value using an effective interest rate of 5.7%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.
The restructuring charges included employee termination benefits and facilities costs to better align the Company’s general and administrative and R&D cost profiles to its market competitors, create a more focused sales force and improve profitability and cash flow. Total charges incurred for the three months ended May 31, 2024 and May 31, 2023 were $8 million and $5 million, respectively, recorded within General and administrative on the Consolidated Statements of Operations.
4.    INCOME TAXES
For the three months ended May 31, 2024, the Company’s net effective income tax expense rate was approximately 24% compared to a net effective income tax expense rate of 38% for the three months ended May 31, 2023. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at May 31, 2024 were $20 million (February 29, 2024 - $20 million). As at May 31, 2024, $20 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
5.    DEBENTURES
3.00% Convertible Senior Notes
On January 29, 2024, the Company issued $200 million aggregate principal amount of 3.00% senior convertible unsecured notes (the “Notes” and, collectively with the “2020 Debentures” (as defined below), the “Debentures”) in an offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended.
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
The Company had recorded the Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $6 million and presents the Notes as a single hybrid financial instrument. No portion of the embedded derivatives required bifurcation from the host debt contract.
The following table summarizes the change in the Notes for the three months ended May 31, 2024:

Carrying Amount
Balance as at February 29, 2024	194
Amortization of debt issuance costs	—
Balance as at May 31, 2024	$194
2020 Debentures
On September 1, 2020, Hamblin Watsa Investment Counsel Ltd., in its capacity as investment manager of Fairfax Financial Holdings Limited (“Fairfax”), and another institutional investor invested in the Company through a $365 million private placement of debentures (the “2020 Debentures”). The 2020 Debentures matured on November 13, 2023.
Due to the conversion option and other embedded derivatives within the 2020 Debentures, the Company elected to record the 2020 Debentures, including the debt itself and all embedded derivatives, at fair value and presented the 2020 Debentures as a single hybrid financial instrument. No portion of the fair value of the 2020 Debentures was recorded as equity.
Each period, the fair value of the 2020 Debentures was recalculated and resulting gains and losses from the change in fair value of the 2020 Debentures associated with non-credit components were recognized in income, while the change in fair value associated with credit components was recognized in accumulated other comprehensive loss (“AOCL”). The fair value of the 2020 Debentures was determined using the significant Level 2 inputs interest rate curves, the market price and volatility of the Company’s listed common shares, and the significant Level 3 inputs related to credit spread and the implied discount of the 2020 Debentures at issuance.
The following table shows the impact of the changes in fair value of the Debentures for the three months ended May 31, 2024 and May 31, 2023:

	Three Months Ended
	May 31, 2024	May 31, 2023
Charge associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$—	$(22)
Total increase in the fair value of the 2020 Debentures	$—	$(22)
For the three months ended May 31, 2024, the Company recorded interest expense related to the Debentures of $2 million, which has been included in investment income, net on the Company’s consolidated statements of operations (three months ended May 31, 2023 - $2 million).
Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the 2020 Debentures, owned $330 million principal amount of the 2020 Debentures. As such, the payment of interest on the 2020 Debentures to Fairfax represented a related party transaction.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

6.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the three months ended May 31, 2024:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 29, 2024	589,233	$2,948
Common shares issued for restricted share unit settlements	383	—
Stock-based compensation	—	8
Common shares issued for employee share purchase plan	555	1
Common shares outstanding as at May 31, 2024	590,171	$2,957
The Company had 590 million voting common shares outstanding, 0.2 million options to purchase voting common shares, 18 million RSUs and 1 million DSUs outstanding as at June 24, 2024. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 5.
7.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	May 31, 2024	May 31, 2023
Net loss for basic and diluted loss per share available to common shareholders	$(42)	$(11)

Weighted average number of shares outstanding (000’s) - basic and diluted (1)(2)	589,821	582,812
Loss per share - reported
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)
______________________________
(1) The Company has not presented the dilutive effect of the Notes or 2020 Debentures using the if-converted method in the calculation of diluted loss per share for the three months ended May 31, 2024 and May 31, 2023, as to do so would be antidilutive. See Note 5 for details on the Notes and 2020 Debentures.
(2) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three months ended May 31, 2024 and May 31, 2023, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three months ended May 31, 2024 and May 31, 2023 were as follows:

	Three Months Ended
	May 31, 2024	May 31, 2023
Cash Flow Hedges
Balance, beginning of period	$—	$(1)
Amounts reclassified from AOCL into net loss	—	1
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$—	$—
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(14)	$(16)
Other comprehensive income (loss)	(1)	1
Foreign currency cumulative translation adjustment	$(15)	$(15)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Change in fair value from instruments-specific credit risk on Debentures	$—	$(6)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$—	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(15)	$(22)

9.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $17 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of May 31, 2024. See the discussion of restricted cash in Note 2.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

As of May 31, 2024, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits and one individual lawsuit were filed against the Company and certain of its former officers in various jurisdictions in the U.S. and Canada alleging that the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and business prospects and that certain of the Company’s financial statements contain material misstatements. The individual lawsuit was voluntarily dismissed and the consolidated U.S. class actions Stipulation of Settlement was executed effective June 7, 2022.
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
Other contingencies
As at May 31, 2024, the Company has recognized $17 million (February 29, 2024 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)Indemnifications
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
Segment Disclosures
The Company is organized and managed as three operating segments: Cybersecurity, IoT, and Licensing and Other.
The following table shows information by operating segment for the three months ended May 31, 2024 and May 31, 2023:

	For the Three Months Ended
	Cybersecurity		IoT		Licensing and Other		Segment Totals
	May 31,		May 31,		May 31,		May 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Segment revenue	$85	$93	$53	$45	$6	$235	$144	$373
Segment cost of sales	35	37	10	9	2	147	47	193
Segment gross margin (1)	$50	$56	$43	$36	$4	$88	$97	$180
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.
Cybersecurity consists of BlackBerry® UEM and Cylance® cybersecurity solutions (collectively, BlackBerry Spark®), BlackBerry® AtHoc® and BlackBerry® SecuSUITE®. The Company’s Cylance AI and machine learning-based platform consists of CylanceENDPOINT™, CylanceMDR™, CylanceEDGE™, CylanceINTELLIGENCE™ and other cybersecurity applications. The Company’s endpoint management platform includes BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment gross margin for the three months ended May 31, 2024 and May 31, 2023 to the Company’s consolidated totals:

	Three Months Ended
	May 31, 2024	May 31, 2023
Total segment gross margin	$97	$180
Adjustments (1):
Less: Stock compensation	1	1
Less:
Research & development	42	54
Sales and marketing	38	45
General and administrative	40	54
Amortization	12	15
Impairment of long-lived assets	3	—
Debentures fair value adjustment	—	22
Investment income, net	(5)	(3)
Loss before income taxes	$(34)	$(8)
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
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to intellectual property sold. As at May 31, 2024, the remaining financing component on the patent sale was $9 million and will be recognized as interest income over the payment terms.
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended
	May 31, 2024	May 31, 2023
North America (1)	$68	$317
Europe, Middle East and Africa	47	37
Other regions	29	19
Total	$144	$373

North America (1)	47.2%	85.0%
Europe, Middle East and Africa	32.7%	9.9%
Other regions	20.1%	5.1%
Total	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended
	May 31, 2024	May 31, 2023
Products and services transferred over time	$78	$85
Products and services transferred at a point in time	66	288
Total	$144	$373
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the three months ended May 31, 2024:

	Accounts and Other Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 29, 2024	$255	$222	$21
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	134	123	5
Decrease due to payment, fulfillment of performance obligations, or other	(182)	(139)	(7)
Decrease, net	(48)	(16)	(2)
Closing balance as at May 31, 2024	$207	$206	$19

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at May 31, 2024 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to potential future royalty revenues from the patent sale to Malikie, which have been constrained based on the Company’s accounting policies and critical accounting estimates and as described under “Patent Sale” in this Note 10.

	As at May 31, 2024
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$174	$16	$16	$206
Revenue recognized for performance obligations satisfied in prior periods
For the three months ended May 31, 2024, revenue of nil was recognized relating to performance obligations satisfied in a prior period (three months ended May 31, 2023 - $9 million as a result of certain variable consideration no longer being subject to constraint).
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	May 31, 2024		February 29, 2024
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$73	$338	$78	$342
United States	649	883	662	923
Other	30	102	29	130
	$752	$1,323	$769	$1,395
Information About Major Customers
There was one customer that comprised 13% of the Company’s revenue in the three months ended May 31, 2024 (three months ended May 31, 2023 - one customer that comprised 58% of the Company’s revenue, due to the completed Malikie Transaction).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

11.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended
	May 31, 2024	May 31, 2023
Interest paid during the period	$2	$2
Income taxes paid during the period	7	2
Income tax refunds received during the period	—	—
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2025 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2024, approximately 21% of cash and cash equivalents, 22% of accounts receivable and 76% of accounts payable were denominated in foreign currencies (February 29, 2024 – 19%, 25% and 59%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company has also issued Notes with a fixed interest rate, as described in Note 5. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 3. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at May 31, 2024, no single issuer represented more than 30% of the total cash, cash equivalents and investments (February 29, 2024 - no single issuer represented more than 30% of the total cash, cash equivalents and investments), with the largest such issuer representing bankers’ acceptances, bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
Liquidity risk
Cash, cash equivalents, and investments were approximately $283 million as at May 31, 2024. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three months ended May 31, 2024, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 29, 2024 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Additional information about the Company, which is included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (the “Annual Report”), can be found on SEDAR+ at www.sedarplus.ca and on the SEC’s website at www.sec.gov.
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
•the Company’s expectations with respect to its revenue, non-GAAP EPS and adjusted EBITDA in the second quarter of fiscal 2025 and fiscal 2025 as a whole, annual recurring revenue of the Company’s Cybersecurity division and non-GAAP operating expenses for fiscal 2025 and non-GAAP EPS and cash flow in the fourth quarter fiscal 2025;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview”, “Business Overview - Products and Services”, “Business Overview - Business Separation” “Non-GAAP Financial Measures - Key Metrics”, “Results of Operations - Three months ended May 31, 2024 compared to the three months ended May 31, 2023 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended May 31, 2024 compared to the three months ended May 31, 2023 - Net Loss” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, the Company’s expectations regarding its financial performance, and the Company’s expectations regarding the ongoing separation of its businesses. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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
The Company has two core divisions, Cybersecurity and IoT, each addressing large and growing market opportunities.
The Company’s Cybersecurity division is a pioneer in the use of artificial intelligence (“AI”) and machine learning to deliver innovative solutions in the areas of cybersecurity and data privacy. It is a leader in next-generation endpoint security, endpoint management, secure communications and critical event management.
The Company’s IoT division provides embedded software solutions and the Company believes it is the world’s leading automotive foundational software supplier. Its customers include major automotive OEMs and Tier 1 suppliers that use its products in vehicles, as well as top medical OEMs. The Company’s solutions are implemented into all of the top ten automotive OEMs, top seven Tier 1 suppliers, 24 of the 25 top EV OEMs, and nine of the ten top medical OEMs.
The Company primarily generates revenue from the licensing of enterprise software and sales of associated services, including its endpoint management and cybersecurity solutions, BlackBerry QNX® software for the embedded market, technology licensing and professional consulting services. The Company focuses on strategic industries with vertical-specific use cases, including regulated enterprise markets such as financial services, government, healthcare, professional services and transportation, and other markets where embedded software and critical infrastructure are important, such as utilities, mining and manufacturing.
Products and Services
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
BlackBerry’s Cylance cybersecurity solutions include: CylanceENDPOINT™, an integrated endpoint security solution that leverages the Cylance AI model and OneAlert EDR console, to prevent, detect and remediate cyber threats at the endpoint, including on mobile; CylanceMDR™, a managed detection and response solution that provides 24/7 threat hunting and monitoring, as well as integrated critical event management communications during a cyber incident; CylanceEDGE™, an AI-powered continuous authentication zero trust network access solution that provides secure access to applications and data loss prevention; and CylanceINTELLIGENCE™, a contextual cyber threat intelligence service. The Company also offers incident response, compromise assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks. These solutions are designed to provide a continuous state of resilience for the Company’s customers and support the outcomes they require by: (i) complementing, extending, or fully managing security capabilities with the Company’s experts and extended technology ecosystem, (ii) enabling the workforce in a way that is fast, easy and satisfying, while providing security visibility, controls and peace of mind; and (iii) reducing complexity and overhead costs associated with security operations.
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
BlackBerry AtHoc is a secure, networked critical event management solution that enables people, devices and organizations to exchange critical information in real time during business continuity and life safety operations. The platform securely connects with a diverse set of endpoints to distribute emergency mass notifications, improves personnel accountability and facilitates the bidirectional collection and sharing of data within and between organizations.

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
BlackBerry QNX is also a preferred supplier of embedded systems for companies building medical devices, train-control systems, industrial robots, hardware security modules, building automation systems, green energy solutions, and other mission-critical applications. BlackBerry QNX collaborates closely with customers to understand their specific requirements and more quickly and effectively develop solutions to meet their evolving needs.
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
Recent Developments
The Company continued to execute on its strategy in fiscal 2025 and announced the following significant achievements during and subsequent to the most recent quarter:
Products and Innovation:
•Launched CylanceMDR, an expert driven and AI-powered Managed Detection and Response (MDR) solution, including an innovative “On-Demand” solution;
•Introduced Cylance Assistant, a generative AI cybersecurity advisor that will help organizations speed up decision-making and stop more threats faster with fewer resources;
•Announced that BlackBerry UEM placed in the upper-right quadrant as a 2024 Gartner® Peer Insights™ Customers’ Choice for Unified Endpoint Management tools; and
•Announced that The Tolly Group identified CylanceENDPOINT as detecting up to 25 percent more threats and with up to eight times less system impact than competitors.
Customers and Partners:
•Announced a partnership between ETAS and BlackBerry QNX to jointly sell and market software solutions to provide the safe and secure foundation for the Software-Defined Vehicle (SDV); and
•Announced a collaboration with AMD to advance foundational precision and control for the robotics industry by enabling new levels of low latency and jitter, and repeatable determinism.
Environmental, Sustainability and Corporate Governance:
•Nominated Lori O’Neill, an experienced corporate director and financial expert for election to its Board of Directors.

Business Separation
On December 11, 2023, the Company announced that it intends to pursue a full separation of the IoT and Cybersecurity businesses, including the separation and streamlining of the Company’s centralized corporate functions into business-unit specific teams, with a view to establishing each business as an independently-operated, profitable and cashflow-positive division. The Company intends for the separation to enhance the operational focus and flexibility for each business, drive improved profitability, and increase optionality for the Company to optimize shareholder value. On February 12, 2024, the Company announced its progress in separation and provided targets in respect to annualized net profit improvements to be achieved through a combination of cost reductions and margin expansion, identified previously achieved annualized cost savings in the third quarter of fiscal 2024, and provided guidance regarding expected improvements in operating cash flow in fiscal 2025. On April 3, 2024, the Company disclosed that it had taken action in fiscal 2024 to reduce annualized expenditures by approximately $105 million and is working towards further run rate reductions.

First Quarter Fiscal 2025 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended May 31, 2024 compared to the quarter ended May 31, 2023 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	May 31, 2024	May 31, 2023	Change
Revenue	$144	$373	$(229)
Gross margin	96	179	(83)
Operating expenses	135	190	(55)
Investment income, net	5	3	2
Loss before income taxes	(34)	(8)	(26)
Provision for income taxes	8	3	5
Net loss	$(42)	$(11)	$(31)
Loss per share - reported
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

Weighted-average number of shares outstanding (000’s)
Basic	589,821	582,812
Diluted (1)	589,821	582,812
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the first quarter of fiscal 2025 and the first quarter of fiscal 2024 does not include the dilutive effect of the Debentures (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first quarter of fiscal 2025 and the first quarter of fiscal 2024 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following table shows information by operating segment for the three months ended May 31, 2024 and May 31, 2023. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker for making decisions and assessing performance of the Company’s reportable operating segments. See Note 10 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	May 31,		Change	May 31,		Change	May 31,		Change	May 31,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$85	$93	$(8)	$53	$45	$8	$6	$235	$(229)	$144	$373	$(229)
Segment cost of sales	35	37	(2)	10	9	1	2	147	(145)	47	193	(146)
Segment gross margin	$50	$56	$(6)	$43	$36	$7	$4	$88	$(84)	$97	$180	$(83)

The following table reconciles the Company’s segment results for the three months ended May 31, 2024 to consolidated U.S. GAAP results:

	For the Three Months Ended May 31, 2024
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$85	$53	$6	$144	$—	$144
Cost of sales	35	10	2	47	1	48
Gross margin (1)	$50	$43	$4	$97	$(1)	$96
Operating expenses					135	135
Investment income, net					5	5
Loss before income taxes						$(34)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2024.
The following table reconciles the Company’s segment results for the three months ended May 31, 2023 to consolidated U.S. GAAP results:

	For the Three Months Ended May 31, 2023
	(in millions)
	Cybersecurity	IoT	Licensing and Other	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$93	$45	$235	$373	$—	$373
Cost of sales	37	9	147	193	1	194
Gross margin (1)	$56	$36	$88	$180	$(1)	$179
Operating expenses					190	190
Investment income, net					3	3
Loss before income taxes						$(8)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2023.
Financial Highlights
The Company had $283 million in cash, cash equivalents and investments as of May 31, 2024 (February 29, 2024 - $298 million).
In the first quarter of fiscal 2025, the Company recognized revenue of $144 million and incurred a net loss of $42 million, or $0.07 basic and diluted loss per share on a U.S. GAAP basis (first quarter of fiscal 2024 - revenue of $373 million and net loss of $11 million, or $0.02 basic and diluted loss per share).
The Company recognized adjusted net loss of $15 million, and adjusted loss of $0.03 per share, on a non-GAAP basis in the first quarter of fiscal 2025 (first quarter of fiscal 2024 - adjusted net income of $35 million, and adjusted earnings of $0.06 per share). See “Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On June 26, 2024, the Company announced financial results for the three months ended May 31, 2024, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
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
•Debentures fair value adjustment. The Company elected to measure the 2020 Debentures (as defined in “Financial Condition - Debt Financing and Other Funding Sources”) at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the 2020 Debentures was recalculated and the resulting non-cash income and charges from the change in fair value from non-credit components of the 2020 Debentures were recognized in income. The amount varied each period depending on changes to the Company’s share price, share price volatility and credit indices. This was not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended May 31, 2024 and May 31, 2023
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended May 31, 2024 and May 31, 2023 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2024	May 31, 2023
Gross margin	$96	$179
Stock compensation expense	1	1
Adjusted gross margin	$97	$180

Gross margin %	66.7%	48.0%
Stock compensation expense	0.7%	0.3%
Adjusted gross margin %	67.4%	48.3%
Reconciliation of U.S. GAAP operating expense for the three months ended May 31, 2024, February 29, 2024 and May 31, 2023 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2024	February 29, 2024	May 31, 2023
Operating expense	$135	$185	$190
Restructuring charges	8	20	5
Stock compensation expense	7	5	8
Debentures fair value adjustment	—	—	22
Acquired intangibles amortization	8	8	10
Goodwill impairment charge	—	35	—
LLA impairment charge	3	4	—
Adjusted operating expense	$109	$113	$145
Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended May 31, 2024 and May 31, 2023 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	May 31, 2024		May 31, 2023
		Basic loss per share		Basic earnings (loss) per share
Net loss	$(42)	$(0.07)	$(11)	$(0.02)
Restructuring charges	8		5
Stock compensation expense	8		9
Debentures fair value adjustment	—		22
Acquired intangibles amortization	8		10
LLA impairment charge	3		—
Adjusted net income (loss)	$(15)	$(0.03)	$35	$0.06

Reconciliation of U.S. GAAP research and development, selling, marketing and administration, and amortization expense for the three months ended May 31, 2024 and May 31, 2023 to adjusted research and development, selling, marketing and administration, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2024	May 31, 2023
Research and development	$42	$54
Stock compensation expense	2	2
Adjusted research and development expense	$40	$52

Sales and marketing	$38	$45
Stock compensation expense	2	1
Adjusted sales and marketing expense	$36	$44

General and administrative	$40	$54
Restructuring charges	8	5
Stock compensation expense	3	5
Adjusted general and administrative expense	$29	$44

Amortization	$12	$15
Acquired intangibles amortization	8	10
Adjusted amortization expense	$4	$5
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the three months ended May 31, 2024 and May 31, 2023 are reflected in the table below.

For the Three Months Ended (in millions)	May 31, 2024	May 31, 2023
Operating loss	$(39)	$(11)
Non-GAAP adjustments to operating loss
Restructuring charges	8	5
Stock compensation expense	8	9
Debentures fair value adjustment	—	22
Acquired intangibles amortization	8	10
LLA impairment charge	3	—
Total non-GAAP adjustments to operating loss	27	46
Adjusted operating income (loss)	(12)	35
Amortization	13	16
Acquired intangibles amortization	(8)	(10)
Adjusted EBITDA	$(7)	$41

Revenue	$144	$373
Adjusted operating income (loss) margin % (1)	(8%)	9%
Adjusted EBITDA margin % (2)	(5%)	11%
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
Reconciliation of U.S. GAAP net cash used in operating activities for the three months ended May 31, 2024 and May 31, 2023 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2024	May 31, 2023
Net cash provided by (used in) operating activities	$(15)	$99
Acquisition of property, plant and equipment	(1)	(2)
Free cash flow (usage)	$(16)	$97
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), and recurring revenue percentage do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies.
Comparative breakdowns of certain key metrics for the three months ended or as at May 31, 2024 and May 31, 2023 are set forth below.

For the Three Months Ended (in millions)	May 31, 2024	May 31, 2023	Change
Cybersecurity Annual Recurring Revenue	$285	$289	$(4)
Cybersecurity Dollar-Based Net Retention Rate	87%	81%	6%
Recurring Software Product Revenue Percentage	~ 80%	~ 90%	(10%)
Cybersecurity Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Cybersecurity business.
Cybersecurity ARR was approximately $285 million as at May 31, 2024 and increased compared to $280 million as at February 29, 2024 and decreased compared to $289 million as at May 31, 2023.
The Company previously stated that it expected Cybersecurity ARR to be flat sequentially in the first quarter of fiscal 2025. Cybersecurity ARR increased by $5 million sequentially in the first quarter of fiscal 2025.
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
Cybersecurity DBNRR was 87% as at May 31, 2024 and increased compared to 85% as at February 29, 2024 and 81% as at May 31, 2023.
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
Total software and services product revenue, excluding professional services, was approximately 80% recurring for the three months ended May 31, 2024 and decreased compared to approximately 90% recurring for the three months ended February 29, 2024 due to product mix and decreased compared to approximately 90% for the three months ended May 31, 2023, also due to product mix.

Results of Operations - Three months ended May 31, 2024 compared to the three months ended May 31, 2023
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	May 31, 2024	May 31, 2023	Change
Revenue by Segment
Cybersecurity	$85	$93	$(8)
IoT	53	45	8
Licensing and Other	6	235	(229)
	$144	$373	$(229)

% Revenue by Segment
Cybersecurity	59.0%	24.9%
IoT	36.8%	12.1%
Licensing and Other	4.2%	63.0%
	100.0%	100.0%
Cybersecurity
The decrease in Cybersecurity revenue of $8 million was primarily due to a decrease of $17 million relating to product revenue in BlackBerry Spark, partially offset by an increase of $10 million in product revenue in Secusmart.
The Company previously stated that it expected Cybersecurity revenue in the first quarter of fiscal 2025 to be in the range of $78 million to $82 million. Cybersecurity revenue was $85 million due to better-than-expected product revenue in Secusmart.
The Company expects Cybersecurity revenue in the second quarter of fiscal 2025 to be in the range of $82 million to $86 million.
IoT
The increase in IoT revenue of $8 million was primarily due to an increase of $7 million in BlackBerry QNX royalty revenue and an increase of $2 million in professional services, partially offset by a decrease of $1 million in BlackBerry QNX development seat revenue.
The Company previously stated that it expected IoT revenue to be in the range of $48 million to $52 million in the first quarter of fiscal 2025. IoT revenue was $53 million in the first quarter of fiscal 2025.
The Company expects IoT revenue to be in the range of $50 million to $54 million in the second quarter of fiscal 2025.

Licensing and Other
The decrease in Licensing and Other revenue of $229 million was primarily due to $218 million associated with the Company’s patent sale in the first quarter of fiscal 2024, which was a one-time event, and a decrease of $11 million in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected revenue from intellectual property licensing to be approximately $4 million in each of the four quarters of fiscal 2025. Intellectual property licensing revenue was $6 million in the first quarter of fiscal 2025.
The Company previously stated that it expected total Company revenue to be approximately $130 million to $138 million in the first quarter of fiscal 2025. Total Company revenue was $144 million in the first quarter of fiscal 2025 due to better-than-expected product revenue in Secusmart.
The Company expects total BlackBerry revenue to be in the range of $136 million to $144 million in the second quarter of fiscal 2025.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	May 31, 2024	May 31, 2023	Change
Revenue by Geography
North America	$68	$317	$(249)
Europe, Middle East and Africa	47	37	10
Other regions	29	19	10
	$144	$373	$(229)

% Revenue by Geography
North America	47.2%	85.0%
Europe, Middle East and Africa	32.7%	9.9%
Other regions	20.1%	5.1%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $249 million was primarily due to a decrease of $229 million relating to Licensing and Other due to the reasons discussed above in “Revenue by Segment”, a decrease of $17 relating to product revenue in BlackBerry Spark and a decrease of $2 million in BlackBerry QNX development seat revenue, partially offset by an increase of $3 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $10 million was primarily due to an increase of $9 million relating to product revenue in Secusmart and an increase of $1 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
The increase in Other regions revenue of $10 million was primarily due to an increase of $4 million in professional services, an increase of $3 million relating to BlackBerry QNX royalty revenue and an increase of $1 million in BlackBerry QNX development seat revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $83 million to approximately $96 million in the first quarter of fiscal 2025 (first quarter of fiscal 2024 - $179 million). The decrease was primarily due to the patent sale in the first quarter of fiscal 2024, which was a one-time event, and a decrease in revenue from BlackBerry Spark due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in revenue from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most software and services products does not significantly fluctuate based on business volume.

Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 18.7% to approximately 66.7% of consolidated revenue in the first quarter of fiscal 2025 (first quarter of fiscal 2024 - 48.0%). The increase was primarily due to a change in mix, specifically a higher gross margin contribution from BlackBerry QNX, and a lower gross margin contribution from Licensing and Other, which had a lower relative gross margin percentage in first quarter of fiscal 2024 due to the patent sale.
Gross Margin by Segment
See “First Quarter Fiscal 2025 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing and Other			Segment Totals
	May 31,		Change	May 31,		Change	May 31,		Change	May 31,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$85	$93	$(8)	$53	$45	$8	$6	$235	$(229)	$144	$373	$(229)
Segment cost of sales	35	37	(2)	10	9	1	2	147	(145)	47	193	(146)
Segment gross margin	$50	$56	$(6)	$43	$36	$7	$4	$88	$(84)	$97	$180	$(83)
Segment gross margin %	59%	60%	(1%)	81%	80%	1%	67%	37%	30%	67%	48%	19%
Cybersecurity
The decrease in Cybersecurity gross margin of $6 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease of $2 million in infrastructure costs.
The decrease in Cybersecurity gross margin percentage of 1% was due to the same reasons discussed above.
IoT
The increase in IoT gross margin of $7 million was primarily due to the reasons discussed above in “Revenue by Segment”, as the Company’s cost of sales does not significantly fluctuate based on business volume.
The increase in IoT gross margin percentage of 1% was due to the same reasons discussed above.
Licensing and Other
The decrease in Licensing and Other gross margin of $84 million was primarily due to patent sale in the first quarter of fiscal 2024, which had a lower relative gross margin percentage due to the cost basis of the sold assets which was de-recognized.
The increase in Licensing and Other gross margin percentage of 30% was due to the same reason discussed above.

Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expenses for the quarter ended May 31, 2024, compared to the quarter ended February 29, 2024 and the quarter ended May 31, 2023. The Company believes it is meaningful to provide a sequential comparison between the first quarter of fiscal 2025 and the fourth quarter of fiscal 2024.

	For the Three Months Ended (in millions)
	May 31, 2024	February 29, 2024	May 31, 2023
Revenue	$144	$173	$373
Operating expenses
Research and development	42	40	54
Sales and marketing	38	41	45
General and administrative	40	53	54
Amortization	12	12	15
Impairment of long-lived assets	3	4	—
Impairment of goodwill	—	35	—
Debentures fair value adjustment	—	—	22
Total	$135	$185	$190

Operating Expenses as % of Revenue
Research and development	29.2%	23.1%	14.5%
Sales and marketing	26.4%	23.7%	12.1%
General and administrative	27.8%	30.6%	14.5%
Amortization	8.3%	6.9%	4.0%
Impairment of long-lived assets	2.1%	2.3%	—%
Impairment of goodwill	—%	20.2%	—%
Debentures fair value adjustment	—%	—%	5.9%
Total	93.8%	106.9%	50.9%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2024, February 29, 2024 and May 31, 2023.
U.S. GAAP Operating Expenses
Operating expenses decreased by $50 million, or 27.0%, in the first quarter of fiscal 2025, compared to the fourth quarter of fiscal 2024 primarily due to the goodwill impairment charge of $35 million in the fourth quarter of fiscal 2024, which did not recur, a decrease of $12 million in restructuring costs, a decrease of $7 million in salaries and benefits expenses and a decrease of $4 million in consulting expenses, partially offset by an increase of $6 million in variable incentive plan costs and an increase of $1 million in the Company’s deferred share unit costs.
Operating expenses decreased by $55 million, or 28.9%, in the first quarter of fiscal 2025, compared to the first quarter of fiscal 2024 primarily due to the fair value adjustment related to the 2020 Debentures incurred in the first quarter of fiscal 2024 of $22 million, which did not recur, a decrease of $16 million in salaries and benefits expenses, a decrease of $5 million in credit loss provision, a decrease of $4 million in consulting expenses, a decrease of $3 million in amortization expense, a decrease of $3 million in legal expense and a decrease of $2 million in the Company’s deferred share unit costs, partially offset by an increase of $3 million in restructuring costs.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $4 million, or 3.5%, to $109 million in the first quarter of fiscal 2025 compared to $113 million in the fourth quarter of fiscal 2024. The decrease was primarily due to a decrease of $7 million in salaries and benefits expenses, a decrease of $4 million in consulting expenses and a decrease of $2 million in sales incentive plan costs, partially offset by an increase of $6 million in variable incentive plan costs.
Adjusted operating expenses decreased by $36 million, or 24.8%, to $109 million in the first quarter of fiscal 2025, compared to $145 million in the first quarter of fiscal 2024. The decrease was primarily due to a decrease of $16 million in salaries and benefits expense, a decrease of $5 million in credit loss provision, a decrease of $4 million in consulting expenses, a decrease of $3 million in legal expenses, a decrease of $2 million in the Company’s deferred share unit costs and a decrease of $2 million in marketing and advertising costs.
The Company previously stated that it expected its average quarterly non-GAAP operating expense run rate to be approximately $110 million in fiscal 2025. Non-GAAP operating expense was $109 million in the first quarter of fiscal 2025.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $12 million, or 22.2%, in the first quarter of fiscal 2025 compared to $54 million in the first quarter of fiscal 2024 primarily due to a decrease of $7 million in salaries and benefits expense and a decrease of $2 million in consulting expenses.
Adjusted research and development expenses decreased by $12 million, or 23.1%, to $40 million in the first quarter of fiscal 2025, compared to $52 million in the first quarter of fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses decreased by $7 million, or 15.6% in fiscal 2025, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, primarily due to a decrease of $6 million in salaries and benefits expense and a decrease of $2 million in marketing and advertising costs.
Adjusted sales and marketing expenses decreased by $8 million, or 18.2%, to $36 million in the first quarter of fiscal 2025 compared to $44 million in the first quarter of fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $14 million, or 25.9%, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The decrease was primarily due to a decrease of $5 million in credit loss provision, a decrease of $3 million in salaries and benefits expense, a decrease of $2 million in legal expense, a decrease of $2 million in the Company’s deferred share unit cost and a decrease of $2 million in stock compensation expense, partially offset by an increase of $3 million in restructuring costs.
Adjusted general and administrative expenses decreased by $15 million, or 34.1%, to $29 million in the first quarter of fiscal 2025 compared to $44 million in the fourth quarter of fiscal 2024. The decrease was primarily due to a decrease of $5 million in credit loss provision, a decrease of $3 million in salaries and benefits, a decrease of $2 million in legal expense, a decrease of $2 million in the Company’s deferred share unit cost and a decrease of $1 million in lease expense.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended May 31, 2024 compared to the quarter ended May 31, 2023. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	May 31, 2024	May 31, 2023	Change
Property, plant and equipment	$2	$3	$(1)
Intangible assets	10	12	(2)
Total	$12	$15	$(3)

	Included in Cost of Sales
	May 31, 2024	May 31, 2023	Change
Intangible assets	$1	$1	$—
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $3 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $1 million to $4 million in the first quarter of fiscal 2025 compared to $5 million in the first quarter of fiscal 2024 was primarily due to the lower cost base of assets.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations was $1 million in the first quarter of fiscal 2025, consistent with the first quarter of fiscal 2024.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, was $5 million in the first quarter of fiscal 2025 and increased by $2 million from investment income, net of $3 million in the first quarter of fiscal 2024 primarily due to unrealized gains recognized from observable price changes on non-marketable equity investments without readily determinable fair value and interest income on significant financing components within certain revenue contracts with customers, partially offset by a lower average cash and investment balance.
Income Taxes
For the first quarter of fiscal 2025, the Company’s net effective income tax expense rate was approximately 24% (first quarter of fiscal 2024 - net effective income tax expense rate of approximately 38%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the first quarter of fiscal 2025 was $42 million, or $0.07 basic and diluted loss per share on a U.S. GAAP basis (first quarter of fiscal 2024 - net loss of $11 million, or $0.02 basic and diluted loss per share). The increase in net loss of $31 million was primarily due to a decrease in revenue, as described above in “Revenue by Segment”, partially offset by a decrease in operating expenses, as described above in “Operating Expenses” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.

Adjusted net loss was $15 million in the first quarter of fiscal 2025, or $0.03 adjusted basic loss per share (first quarter of fiscal 2024 - adjusted net income of $35 million, or $0.06 adjusted basic earnings per share). The decrease in adjusted net income of $50 million was primarily due to a decrease in revenue as described above in “Revenue by Segment”, partially offset by a decrease in operating expenses as described above in “Operating Expenses”, and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
The Company expected a sequential increase in operating cash usage in the first quarter of fiscal 2025. Operating cash flow usage was $15 million in the first quarter of fiscal 2025 and consistent with the fourth quarter of fiscal 2024 due to timing of collections.
The Company expects a sequential increase in operating cash usage in the second quarter of fiscal 2025, before improvement in the third quarter of fiscal 2025.
The Company previously stated that it expected non-GAAP EPS to be in the range of ($0.04) to ($0.06), and adjusted EBITDA to be in the range of negative $15 million to negative $25 million in the first quarter of fiscal 2025. Non-GAAP EPS was ($0.03) due to better-than-expected revenue. Adjusted EBITDA was negative $5 million in the first quarter of fiscal 2025 due to better-than-expected revenue.
The Company expects non-GAAP EPS to be in the range of ($0.02) to ($0.04), and adjusted EBITDA to be in the range of negative $5 million to negative $15 million in the second quarter of fiscal 2025.
The Company expects non-GAAP EPS to be in the range of ($0.03) to ($0.07), and adjusted EBITDA to be in the range of breakeven to $10 million for fiscal 2025 as a whole.
The Company does not provide a reconciliation of expected adjusted EBITDA and expected Non-GAAP basic EPS for the second quarter and full fiscal year 2025 to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges and impairment charges and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 590 million common shares for basic and diluted loss per share for the first quarter of fiscal 2025 (first quarter of fiscal 2024 - 583 million common shares for basic and diluted loss per share).
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $15 million to $283 million as at May 31, 2024 from $298 million as at February 29, 2024, primarily due to changes in working capital.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	May 31, 2024	February 29, 2024	Change
Cash and cash equivalents	$143	$175	$(32)
Restricted cash and cash equivalents	17	25	(8)
Short-term investments	86	62	24
Long-term investments	37	36	1
Cash, cash equivalents, and investments	$283	$298	$(15)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	May 31, 2024	February 29, 2024	Change
Current assets	$458	$508	$(50)
Current liabilities	321	356	(35)
Working capital	$137	$152	$(15)
Current Assets
The decrease in current assets of $50 million at the end of the first quarter of fiscal 2025 from the end of the fourth quarter of fiscal 2024 was primarily due to a decrease in accounts receivable, net of allowance of $51 million, a decrease in cash and cash equivalents of $32 million, and a decrease in taxes receivables of $1 million, partially offset by an increase in short term investments of $24 million and an increase of $10 million in other current assets.
At May 31, 2024, accounts receivable, net of allowance was $148 million, a decrease of $51 million from February 29, 2024. The decrease was primarily due to lower revenue recognized over the three months ended May 31, 2024 compared to the three months ended February 29, 2024, partially offset by an increase in days sales outstanding to 111 days at the end of the first quarter of fiscal 2025 from 100 days at the end of the fourth quarter of fiscal 2024.
At May 31, 2024, income taxes receivable was $3 million, a decrease of $1 million from February 29, 2024. The decrease was primarily due to the utilization of tax receivable balances against other tax liabilities.
At May 31, 2024, other receivables were $21 million, consistent with February 29, 2024.
At May 31, 2024, other current assets were $57 million, an increase of $10 million from February 29, 2024. The increase was primarily due to an increase of $6 million in prepaid software maintenance, an increase of $3 million in prepaid subcontractor services and an increase of $2 million in prepaid rent.
Current Liabilities
The decrease in current liabilities of $35 million at the end of the first quarter of 2025 from the end of the fourth quarter of fiscal 2024 was primarily due to a decrease in deferred revenue, current of $20 million, a decrease in accounts payable of $11 million and a decrease in accrued liabilities of $5 million, partially offset by an increase in income taxes payable of $1 million.
Deferred revenue, current was $174 million, which reflects a decrease of $20 million compared to February 29, 2024 that was attributable to a decrease of $13 million in deferred revenue, current related to BlackBerry Spark, a decrease in $5 million in deferred revenue, current related to BlackBerry QNX and a decrease of $2 million in deferred revenue, current related to Secusmart.
Accounts payable were $6 million, reflecting a decrease of $11 million from February 29, 2024, which was primarily due to timing of payments.
Accrued liabilities were $112 million at the end of the first quarter of 2025, reflecting a decrease of $5 million compared to February 29, 2024, which was primarily due to a decrease of $9 million in accrued restructuring costs and a decrease of $5 million in variable incentive plan accrual, partially offset by an increase of $5 million in accrued cost of goods sold.
Income taxes payable were $29 million, reflecting an increase of $1 million compared to February 29, 2024, which was primarily due to changes in the quarterly tax provision.
Cash flows for the three months ended May 31, 2024 compared to the three months ended May 31, 2023 were as follows:

	For the Three Months Ended
	(in millions)
	May 31, 2024	May 31, 2023	Change
Net cash flows provided by (used in):
Operating activities	$(15)	$99	$(114)
Investing activities	(26)	(38)	12
Financing activities	1	2	(1)
Net increase (decrease) in cash and cash equivalents	$(40)	$63	$(103)
Operating Activities
The increase in net cash flows used in operating activities of $114 million primarily reflects the net changes in working capital.
Investing Activities
During the three months ended May 31, 2024, cash flows used in investing activities were $26 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $24 million, cash used in the acquisition of intangible assets of $1 million, and the acquisition of property, plant and equipment of $1 million. For the same period in the prior fiscal year, cash flows used in investing activities were $38 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $28 million, acquisition of intangible assets of $8 million, and the acquisition of property, plant and equipment of $2 million.

Financing Activities
The decrease in cash flows provided by financing activities was $1 million for the first three months of fiscal 2025 due a decrease in common shares issued upon the exercise of stock options and under the employee share purchase plan.
Debt Financing and Other Funding Sources
See Note 5 to the Consolidated Financial Statements for a description of the Company’s $200 million aggregate principal amount of 3.00% senior convertible unsecured notes issued in January 2024 (the “Notes”) and the $365 million aggregate principal amount of convertible debentures issued in September 2020, which matured in November 2023 (the “2020 Debentures” and, collectively with the Notes, the “Debentures”).
The Company has $17 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 2 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $283 million as at May 31, 2024. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at May 31, 2024:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$59	$24	$35
Purchase obligations and commitments	68	68	—
Debt interest and principal payments	230	6	224
Total	$357	$98	$259
Total contractual and other obligations as at May 31, 2024 increased by approximately $13 million as compared to the February 29, 2024 balance of approximately $344 million, which was attributable to an increase in purchase obligations and commitments, partially offset by a decrease in operating lease obligations.
The Company does not have any material off-balance sheet arrangements.
Accounting Policies and Critical Accounting Estimates
There have been no changes to the Company’s accounting policies or critical accounting estimates from those described under “Accounting Policies and Critical Accounting Estimates” in the Annual MD&A, other than the accounting standards adopted during fiscal 2025 as described in Note 1 to the Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2025 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2024, approximately 21% of cash and cash equivalents, 22% of accounts receivables and 76% of accounts payable were denominated in foreign currencies (February 29, 2024 – 19%, 25% and 59%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at May 31, 2024 (after hedging activities), the impact to the Company would be immaterial.

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
Interest Rate
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company has also issued Notes with a fixed interest rate, as described in Note 5 to the Consolidated Financial Statements. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at May 31, 2024 was $5 million (February 29, 2024 - $6 million). There was one customer that comprised more than 10% of accounts receivable as at May 31, 2024 (February 29, 2024 - two customers that comprised more than 10%). During the first quarter of fiscal 2025, the percentage of the Company’s receivable balance that was past due decreased by 5.8% compared to the fourth quarter of fiscal 2024. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 13% of the Company’s revenue in the three months ended May 31, 2024 (three months ended May 31, 2023 - one customer that comprised 58% due to the completed patent sale transaction).
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
ITEM 4. CONTROLS AND PROCEDURES
As of May 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended May 31, 2024, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended May 31, 2024, neither the Company or any of its officers or directors adopted or terminated trading arrangements for the sale of the Company’s common shares.
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

BLACKBERRY LIMITED

Date: June 27, 2024	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Steve Rai
	Name:	Steve Rai
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)