Form 10-Q
period 2024-08-31
BLACKBERRY Ltd
filed 2024-09-27
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024

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
Yes ☐   No  ☒

The registrant had 590,727,996 common shares issued and outstanding as of September 24, 2024.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	August 31, 2024	February 29, 2024
Assets
Current
Cash and cash equivalents (note 2)	$171	$175
Short-term investments (note 2)	40	62
Accounts receivable, net of allowance of $6 and $6, respectively (note 3)	150	199
Other receivables (note 3)	21	21
Income taxes receivable	4	4
Other current assets (note 3)	52	47
	438	508
Restricted cash and cash equivalents (note 2)	17	25
Long-term investments (note 2)	37	36
Other long-term assets (note 3)	59	57
Operating lease right-of-use assets, net	32	32
Property, plant and equipment, net (note 3)	17	21
Intangible assets, net (note 3)	136	154
Goodwill (note 3)	563	562
	$1,299	$1,395
Liabilities
Current
Accounts payable	$7	$17
Accrued liabilities (note 3)	109	117
Income taxes payable (note 4)	28	28
Deferred revenue, current (note 10)	161	194
	305	356
Deferred revenue, non-current (note 10)	28	28
Operating lease liabilities	38	38
Other long-term liabilities	1	3
Long-term notes (note 5)	195	194
	567	619
Commitments and contingencies (note 9)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 590,727,996 voting common shares (February 29, 2024 - 589,232,539)	2,964	2,948
Deficit	(2,219)	(2,158)
Accumulated other comprehensive loss (note 8)	(13)	(14)
	732	776
	$1,299	$1,395
See notes to consolidated financial statements.

On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended August 31, 2024
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2024	$2,957	$(2,200)	$(15)	$742
Net loss	—	(19)	—	(19)
Other comprehensive income	—	—	2	2
Stock-based compensation	7	—	—	7
Balance as at August 31, 2024	$2,964	$(2,219)	$(13)	$732

	Three Months Ended August 31, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2023	$2,920	$(2,039)	$(22)	$859
Net loss	—	(42)	—	(42)
Other comprehensive income	—	—	1	1
Stock-based compensation	11	—	—	11
Balance as at August 31, 2023	$2,931	$(2,081)	$(21)	$829

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Six Months Ended August 31, 2024
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2024	$2,948	$(2,158)	$(14)	$776
Net loss	—	(61)	—	(61)
Other comprehensive income	—	—	1	1
Stock-based compensation (note 6)	15	—	—	15
Shares issued:
Employee share purchase plan (note 6)	1	—	—	1
Balance as at August 31, 2024	$2,964	$(2,219)	$(13)	$732

	Six Months Ended August 31, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2023	$2,909	$(2,028)	$(24)	$857
Net loss	—	(53)	—	(53)
Other comprehensive income	—	—	3	3
Stock-based compensation	20	—	—	20
Shares issued:
Employee share purchase plan	2	—	—	2
Balance as at August 31, 2023	$2,931	$(2,081)	$(21)	$829

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Revenue (note 10)	$145	$132	$289	$505
Cost of sales	51	47	99	241
Gross margin	94	85	190	264

Operating expenses
Research and development	37	50	79	104
Sales and marketing	34	43	72	88
General and administrative	33	30	73	84
Amortization	11	14	23	29
Impairment of long-lived assets (note 2)	—	1	3	1
Debentures fair value adjustment (note 5)	—	(6)	—	16
	115	132	250	322
Operating loss	(21)	(47)	(60)	(58)
Investment income, net (note 2 and note 5)	3	7	8	10
Loss before income taxes	(18)	(40)	(52)	(48)
Provision for income taxes (note 4)	1	2	9	5
Net loss	$(19)	$(42)	$(61)	$(53)
Loss per share (note 7)
Basic	$(0.03)	$(0.07)	$(0.10)	$(0.09)
Diluted	$(0.03)	$(0.07)	$(0.10)	$(0.09)

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Net loss	$(19)	$(42)	$(61)	$(53)
Other comprehensive income
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and six months ended August 31, 2024 and August 31, 2023 (note 8)	—	—	—	1
Foreign currency translation adjustment	2	1	1	2
Other comprehensive income	2	1	1	3
Comprehensive loss	$(17)	$(41)	$(60)	$(50)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Cash Flows

	Six Months Ended
	August 31, 2024	August 31, 2023
Cash flows from operating activities
Net loss	$(61)	$(53)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	26	32
Stock-based compensation	15	20
Impairment of long-lived assets (note 2)	3	1
Intellectual property disposed of by sale	—	147
Debentures fair value adjustment (note 5)	—	16
Operating leases	(4)	(5)
Other	(2)	—
Net changes in working capital items
Accounts receivable, net of allowance	49	(7)
Other receivables	—	4
Income taxes receivable	—	(2)
Other assets	(6)	(61)
Accounts payable	(10)	(6)
Accrued liabilities	(5)	(24)
Income taxes payable	—	1
Deferred revenue	(33)	(20)
Net cash provided by (used in) operating activities	(28)	43
Cash flows from investing activities
Acquisition of long-term investments	—	(1)
Acquisition of property, plant and equipment	(3)	(3)
Acquisition of intangible assets	(4)	(10)
Acquisition of short-term investments	(72)	(92)
Proceeds on sale or maturity of short-term investments	94	182
Net cash provided by investing activities	15	76
Cash flows from financing activities
Issuance of common shares	1	2
Net cash provided by financing activities	1	2
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(12)	121
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	200	322
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$188	$443
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 29, 2024 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and six months ended August 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2025. The consolidated balance sheet at February 29, 2024 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
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
The Company is organized and managed as three reportable operating segments: Cybersecurity, IoT (collectively, “Software & Services”), and Licensing, as further discussed in Note 10.
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements.
Accounting Standards Adopted During Fiscal 2025
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 on the topic of segment reporting. The standard requires additional disclosures for segment reporting. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company early adopted this guidance in the first quarter of fiscal 2025 and it did not have a material impact on its disclosures.

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
Impairment of Long-Lived Assets
During the three and six months ended August 31, 2024, the Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of nil and $3 million, respectively, related to the operating lease right-of-use (“ROU”) assets and property, plant and equipment associated with those facilities (three and six months ended August 31, 2023 - $1 million). The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. The fair value measurement of ROU impaired assets is classified as Level 3.

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at August 31, 2024 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$65	$—	$—	$65	$65	$—	$—	$—
Other investments	28	6	—	34	—	—	34	—
	93	6	—	99	65	—	34	—
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	23	—	—	23	10	—	—	13
Bearer deposit notes	31	—	—	31	29	2	—	—
Commercial paper	44	—	—	44	18	26	—	—
Non-U.S. promissory notes	42	—	—	42	30	12	—	—
U.S. treasury bills	23	—	—	23	19	—	—	4
	163	—	—	163	106	40	—	17
Level 3:
Other investments	2	1	—	3	—	—	3	—
	$268	$7	$(10)	$265	$171	$40	$37	$17
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
As at August 31, 2024, the Company had non-marketable equity investments without readily determinable fair value of $37 million (February 29, 2024 - $36 million). During the three and six months ended August 31, 2024, the Company recorded an upward adjustment of nil and $1 million, respectively, to the carrying value of a certain non-marketable equity investment without readily determinable fair value resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income, net on the Company’s consolidated statements of operations. As of August 31, 2024, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 29, 2024 - $3 million).
There were no realized gains or losses on available-for-sale securities for the three and six months ended August 31, 2024 and August 31, 2023.
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
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at August 31, 2024 and February 29, 2024 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	August 31, 2024	February 29, 2024
Cash and cash equivalents	$171	$175
Restricted cash and cash equivalents	17	25
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$188	$200

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at August 31, 2024 and February 29, 2024 were as follows:

	As at
	August 31, 2024		February 29, 2024
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$163	$163	$166	$166
No fixed maturity	10	—	10	—
	$173	$163	$176	$166
As at August 31, 2024 and February 29, 2024, the Company had no available-for-sale debt securities with continuous unrealized losses.
3.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The current estimated credit losses (“CECL”) for accounts receivable as at August 31, 2024 were $6 million (February 29, 2024 - $6 million).
The Company also has long-term accounts receivable included in Other Long-term Assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure of default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2023	$1
Prior period provision for expected credit losses	5
Ending balance of the allowance for credit loss as at February 29, 2024	6
Current period recovery for expected credit losses	—
Ending balance of the allowance for credit loss as at August 31, 2024	$6
The allowance for credit losses as at August 31, 2024 consists of $1 million (February 29, 2024 - $1 million) relating to CECL estimated based on days past due and region and $5 million (February 29, 2024 - $5 million) relating to specific customers that were evaluated separately.
There was one customer that comprised more than 10% of accounts receivable as at August 31, 2024 (February 29, 2024 - two customers comprised more than 10%).
Other Receivables
As at August 31, 2024 and February 29, 2024, other receivables included items such as other receivables related to intellectual property sold in fiscal 2024, see Note 10 under the heading “Patent Sale”, and claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Current Assets
As at August 31, 2024 and February 29, 2024, other current assets included the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	August 31, 2024	February 29, 2024
Cost
BlackBerry operations and other information technology	$85	$85
Leasehold improvements and other	12	15
Furniture and fixtures	5	6
Manufacturing, repair and research and development equipment	2	3
	104	109
Accumulated amortization	87	88
Net book value	$17	$21
Intangible Assets, Net
Intangible assets comprised the following:

	As at August 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$855	$45
Other acquired intangibles	386	341	45
Intellectual property	111	65	46
	$1,397	$1,261	$136

	As at February 29, 2024
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$900	$846	$54
Other acquired intangibles	386	334	52
Intellectual property	111	63	48
	$1,397	$1,243	$154
For the six months ended August 31, 2024, amortization expense related to intangible assets amounted to $22 million (six months ended August 31, 2023 - $26 million).
Total additions to intangible assets for the six months ended August 31, 2024 amounted to $4 million (six months ended August 31, 2023 - $10 million). During the six months ended August 31, 2024, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at August 31, 2024, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2025 and each of the five succeeding years is expected to be as follows: fiscal 2025 - $21 million; fiscal 2026 - $37 million; fiscal 2027 - $32 million; fiscal 2028 - $18 million; fiscal 2029 - $6 million and fiscal 2030 - $3 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the six months ended August 31, 2024 were as follows:

Carrying Amount
Carrying amount as at February 28, 2023	$595
Goodwill impairment charge	(35)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	2
Carrying amount as at February 29, 2024	562
Effect of foreign exchange on non-U.S. dollar denominated goodwill	1
Carrying amount as at August 31, 2024	$563
Other Long-term Assets
As at August 31, 2024 and February 29, 2024, other long-term assets included long-term receivables related to intellectual property sold in fiscal 2024, see Note 10 under the heading “Patent Sale”, other long-term receivables, and the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities is comprised of the following:

	As at
	August 31, 2024	February 29, 2024
Variable incentive accrual	$21	$15
Operating lease liabilities, current	17	20
Restructuring program liabilities, current portion	7	20
Other	64	62
	$109	$117
As at August 31, 2024 and February 29, 2024, other accrued liabilities included accrued director fees, accrued vendor liabilities, payroll withholding taxes and accrued royalties, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
Restructuring
During fiscal 2023 and fiscal 2024, the Company commenced restructuring programs with the objectives of reducing its annual costs and expenses relating to the Cybersecurity business, and later significantly separating and streamlining the Company’s centralized corporate functions into Cybersecurity and IoT specific teams such that the businesses may operate quasi-independently and on a profitable and cash flow positive basis. The reduction of overall Company costs had included and will continue to include rationalizing and streamlining existing central administrative functions, right-sizing cost structures within both business units including R&D and outsourced contracting, changes to overall product portfolio offerings and geographies the Company operates in and optimizing related support functions and organizational structure. Other charges and cash costs may occur as programs are implemented or changes are completed.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table sets forth the activity in the Company’s restructuring program liabilities:

	Employee Termination Benefits	Facilities Costs	Total
Balance as at February 28, 2023	2	1	3
Charges incurred	31	6	37
Cash payments made	(16)	(3)	(19)
Balance as at February 29, 2024	17	4	21
Charges incurred	7	2	9
Cash payments made	(20)	(2)	(22)
Balance as at August 31, 2024	$4	$4	$8

Current portion	$4	$3	$7
Long-term portion	—	1	1
	$4	$4	$8
The long-term portion of the restructuring liabilities is recorded at present value, determined by measuring the remaining payments at present value using an effective interest rate of 5.3%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.
The restructuring charges included employee termination benefits and facilities costs to better align the Company’s general and administrative and R&D cost profiles to its market competitors, create a more focused sales force and improve profitability and cash flow. Total charges incurred for the six months ended August 31, 2024 and August 31, 2023 were $9 million and $8 million, respectively, recorded within General and administrative on the Consolidated Statements of Operations.
4.    INCOME TAXES
For the six months ended August 31, 2024, the Company’s net effective income tax expense rate was approximately 17% compared to a net effective income tax expense rate of 10% for the six months ended August 31, 2023. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at August 31, 2024 were $20 million (February 29, 2024 - $20 million). As at August 31, 2024, $20 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
5.    DEBENTURES
3.00% Convertible Senior Notes
On January 29, 2024, the Company issued $200 million aggregate principal amount of 3.00% senior convertible unsecured notes (the “Notes” and, collectively with the 2020 Debentures, the “Debentures”) in an offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended.
The Notes are due on February 15, 2029 unless earlier converted, redeemed, or repurchased. Each $1,000 principal amount of the Notes is convertible into 257.5826 common shares of the Company based on the initial conversion rate, for a total of 52 million common shares at a price of $3.88 per share, subject to adjustments. Prior to the close of business on the business day immediately preceding November 15, 2028, the Notes will be convertible only upon satisfaction of

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding February 15, 2029. The Company may satisfy any conversions of the Notes by paying or delivering, as the case may be, cash, its common shares or a combination of cash and its common shares, at the Company’s election (or, in the case of any Notes called for redemption that are converted during the related redemption period, solely its common shares). Covenants associated with the Notes include general corporate maintenance, existence and reporting requirements. The Notes bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2024.
The Company had recorded the Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $6 million and presents the Notes as a single hybrid financial instrument. No portion of the embedded derivatives required bifurcation from the host debt contract.
The following table summarizes the change in the Notes for the six months ended August 31, 2024:

Carrying Amount
Balance as at February 29, 2024	$194
Amortization of debt issuance costs	1
Balance as at August 31, 2024	$195
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
The following table shows the impact of the changes in fair value of the Debentures for the three and six months ended August 31, 2024 and August 31, 2023:

	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Income (charge) associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$—	$6	$—	$(16)
Total decrease (increase) in the fair value of the 2020 Debentures	$—	$6	$—	$(16)
For the three and six months ended August 31, 2024, the Company recorded interest expense related to the Debentures of $2 million and $3 million, respectively, which has been included in investment income, net on the Company’s consolidated statements of operations (three and six months ended August 31, 2023 - $2 million and $3 million).
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

6.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the six months ended August 31, 2024:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 29, 2024	589,233	$2,948
Common shares issued for restricted share unit settlements	940	—
Stock-based compensation	—	15
Common shares issued for employee share purchase plan	555	1
Common shares outstanding as at August 31, 2024	590,728	$2,964
The Company had 591 million voting common shares outstanding, 0.2 million options to purchase voting common shares, 18 million RSUs and 1 million DSUs outstanding as at September 24, 2024. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 5.
7.    LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Net loss for basic and diluted loss per share available to common shareholders	$(19)	$(42)	$(61)	$(53)

Weighted average number of shares outstanding (000’s) - basic and diluted (1)(2)	590,549	583,524	590,188	583,171
Loss per share - reported
Basic	$(0.03)	$(0.07)	$(0.10)	$(0.09)
Diluted	$(0.03)	$(0.07)	$(0.10)	$(0.09)
______________________________
(1) The Company has not presented the dilutive effect of the Notes or 2020 Debentures using the if-converted method in the calculation of diluted loss per share for the three and six months ended August 31, 2024 and August 31, 2023, as to do so would be antidilutive. See Note 5 for details on the Notes and 2020 Debentures.
(2) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three and six months ended August 31, 2024 and August 31, 2023, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three and six months ended August 31, 2024 and August 31, 2023 were as follows:

	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Cash Flow Hedges
Balance, beginning of period	$—	$—	$—	$(1)
Amounts reclassified from AOCL into net loss	—	—	—	1
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$—	$—	$—	$—
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(15)	$(15)	$(14)	$(16)
Other comprehensive income	2	1	1	2
Foreign currency cumulative translation adjustment	$(13)	$(14)	$(13)	$(14)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Change in fair value from instruments-specific credit risk on Debentures	$—	$(6)	$—	$(6)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$—	$(1)	$—	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(13)	$(21)	$(13)	$(21)

9.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $16 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of August 31, 2024. See the discussion of restricted cash in Note 2.
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
As of August 31, 2024, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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
Other contingencies
As at August 31, 2024, the Company has recognized $17 million (February 29, 2024 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
Segment Disclosures
The Company is organized and managed as three operating segments: Cybersecurity, IoT, and Licensing.
The following table shows information by operating segment for the three and six months ended August 31, 2024 and August 31, 2023:

	For the Three Months Ended
	Cybersecurity		IoT		Licensing		Segment Totals
	August 31,		August 31,		August 31,		August 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Segment revenue	$87	$79	$55	$49	$3	$4	$145	$132
Segment cost of sales	39	36	10	8	1	2	50	46
Segment gross margin (1)	$48	$43	$45	$41	$2	$2	$95	$86

	For the Six Months Ended
	Cybersecurity		IoT		Licensing		Segment Totals
	August 31,		August 31,		August 31,		August 31,
	2024	2023	2024	2023	2024	2023	2024	2023
Segment revenue	$172	$172	$108	$94	$9	$239	$289	$505
Segment cost of sales	74	73	20	17	3	149	97	239
Segment gross margin (1)	$98	$99	$88	$77	$6	$90	$192	$266
______________________________
(1) A reconciliation of total segment gross margin to consolidated totals is set forth below.
Cybersecurity consists of BlackBerry® UEM and Cylance® cybersecurity solutions, BlackBerry® AtHoc® and BlackBerry® SecuSUITE®. The Company’s Cylance AI and machine learning-based platform consists of CylanceENDPOINT™, CylanceMDR™, CylanceEDGE™ and other cybersecurity applications. The Company’s endpoint management platform includes BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Cybersecurity revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
IoT consists of BlackBerry® QNX®, BlackBerry® Certicom®, BlackBerry Radar®, BlackBerry IVY® and other IoT applications. IoT revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing consists of the Company’s intellectual property arrangements and settlement awards.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment gross margin for the three and six months ended August 31, 2024 and August 31, 2023 to the Company’s consolidated totals:

	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Total segment gross margin	$95	$86	192	$266
Adjustments (1):
Less: Stock compensation	1	1	2	2
Less:
Research & development	37	50	79	104
Sales and marketing	34	43	72	88
General and administrative	33	30	73	84
Amortization	11	14	23	29
Impairment of long-lived assets	—	1	3	1
Debentures fair value adjustment	—	(6)	—	16
Investment income, net	(3)	(7)	(8)	(10)
Loss before income taxes	$(18)	$(40)	$(52)	$(48)
______________________________
(1) The CODM reviews segment information on an adjusted basis, which excludes certain amounts as described below:
Stock compensation expenses - Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.
Patent Sale
On May 11, 2023, the Company completed the sale of certain non-core patent assets to Malikie Innovations Limited for $170 million in cash on closing, an additional $30 million in fixed consideration due by no later than the third anniversary of closing and variable consideration in the form of future royalties in the aggregate amount of up to $700 million (the “Malikie Transaction”). Pursuant to the terms of the Malikie Transaction, the Company received a license back to the patents sold, which relate primarily to mobile devices, messaging and wireless networking.
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to intellectual property sold. As at August 31, 2024, the remaining financing component on the patent sale was $8 million and will be recognized as interest income over the payment terms.
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
North America (1)	$69	$72	$137	$389
Europe, Middle East and Africa	47	39	94	76
Other regions	29	21	58	40
Total	$145	$132	$289	$505

North America (1)	47.6%	54.5%	47.4%	77.0%
Europe, Middle East and Africa	32.4%	29.6%	32.5%	15.1%
Other regions	20.0%	15.9%	20.1%	7.9%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Products and services transferred over time	$79	$79	$156	$165
Products and services transferred at a point in time	66	53	133	340
Total	$145	$132	$289	$505
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the six months ended August 31, 2024:

	Accounts and Other Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 29, 2024	$255	$222	$21
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	272	248	11
Decrease due to payment, fulfillment of performance obligations, or other	(317)	(281)	(12)
Decrease, net	(45)	(33)	(1)
Closing balance as at August 31, 2024	$210	$189	$20

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at August 31, 2024 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to potential future royalty revenues from the Malikie Transaction, which have been constrained based on the Company’s accounting policies and critical accounting estimates and as described under “Patent Sale” in this Note 10.

	As at August 31, 2024
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$161	$13	$15	$189
Revenue recognized for performance obligations satisfied in prior periods
For the three and six months ended August 31, 2024, revenue of $2 million and $2 million respectively, was recognized relating to performance obligations satisfied in a prior period (three and six months ended August 31, 2023 - $1 million and $12 million respectively).
Assets by Geography
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	August 31, 2024		February 29, 2024
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$79	$323	$78	$342
United States	640	886	662	923
Other	29	90	29	130
	$748	$1,299	$769	$1,395
Information About Major Customers
There was one customer that comprised 11% of the Company’s revenue and one customer that comprised 12% of the Company’s revenue in the three and six months ended August 31, 2024, respectively (three and six months ended August 31, 2023 - no customer that comprised more than 10% of the Company’s revenue and one customer that comprised 45% of the Company’s revenue, due to the completed Malikie Transaction).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

11.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Six Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Interest paid during the period	$2	$2	$3	$3
Income taxes paid during the period	3	2	10	4
Income tax refunds received during the period	—	—	—	—
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2025 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2024, approximately 26% of cash and cash equivalents, 26% of accounts receivable and 73% of accounts payable were denominated in foreign currencies (February 29, 2024 – 19%, 25% and 59%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 3. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at August 31, 2024, no single issuer represented more than 28% of the total cash, cash equivalents and investments (February 29, 2024 - no single issuer represented more than 30% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
Liquidity risk
Cash, cash equivalents, and investments were approximately $265 million as at August 31, 2024. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and six months ended August 31, 2024, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 29, 2024 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to enhancing operational focus and flexibility, driving improved profitability, and increasing optionality for optimizing shareholder value through the virtual separation of its principal business units;
•the Company’s expectations with respect to its revenue and adjusted EBITDA in the third and fourth quarters of fiscal 2025, non-GAAP EPS and operating cash flow in the third quarter of fiscal 2025, and these items for fiscal 2025 as a whole;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview”, “Business Overview - Products and Services”, “Business Overview - Business Separation”, “Results of Operations - Three months ended August 31, 2024 compared to the three months ended August 31, 2023 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended August 31, 2024 compared to the three months ended August 31, 2023 - Net Loss” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, the Company’s expectations regarding its financial performance, and the Company’s expectations regarding the ongoing separation of its businesses. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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
Products and Services
The Company has a rich pedigree in innovation and has developed a range of products and services that assist customers in addressing their needs as their industries evolve, which are structured in three segments: Cybersecurity, IoT (collectively with Cybersecurity, “software and services”) and Licensing.
Cybersecurity
The Cybersecurity business consists of BlackBerry unified endpoint management (“UEM”) solutions, Cylance® cybersecurity, SecuSUITE® and BlackBerry® AtHoc®.
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
BlackBerry’s Cylance cybersecurity solutions include: CylanceENDPOINT™, an integrated endpoint security solution that leverages the Cylance AI model and OneAlert EDR console, to prevent, detect and remediate cyber threats at the endpoint, including on mobile; CylanceMDR™, a managed detection and response solution that provides 24/7 threat hunting and monitoring, as well as integrated critical event management communications during a cyber incident; and CylanceEDGE™, an AI-powered continuous authentication zero trust network access solution that provides secure access to applications and data loss prevention. The Company also offers incident response, compromise assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks. These solutions are designed to provide a continuous state of resilience for the Company’s customers and support the outcomes they require by: (i) complementing, extending, or fully managing security capabilities with the Company’s experts and extended technology ecosystem, (ii) enabling the workforce in a way that is fast, easy and satisfying, while providing security visibility, controls and peace of mind; and (iii) reducing complexity and overhead costs associated with security operations.
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

IoT
The IoT business consists of BlackBerry QNX, BlackBerry Radar®, BlackBerry® Certicom®, and BlackBerry IVY®.
BlackBerry QNX is a global provider of real-time operating systems, hypervisors, middleware, development tools, and professional services for connected embedded systems in the automotive, medical, industrial automation and other markets. A recognized leader in automotive software, BlackBerry QNX offers a growing portfolio of safety-certified, secure and reliable platform solutions and is focused on achieving design wins with automotive OEMs, Tier 1 vendors and automotive semiconductor suppliers. These solutions include the BlackBerry QNX real-time operating system, QNX® Hypervisor for Safety and QNX® Software Development Platform (SDP), as well as other products designed to alleviate the challenges of compliance with ISO 26262, the automotive industry’s functional safety standard. The QNX pre-certified microkernel operating system is specifically tailored for safety-critical embedded systems and toolchains that are pre-qualified for building these systems. The QNX Hypervisor for Safety prevents safety systems from potential impact of malfunction in other systems. These products help drive a faster time to market and also reduce developer friction.
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
BlackBerry Certicom leverages patented elliptic curve cryptography to provide device security, anti-counterfeiting and product authentication solutions to protect vehicles, critical infrastructure and IoT deployments from product counterfeiting, re-manufacturing and unauthorized network access.
BlackBerry IVY is an emerging intelligent vehicle data platform that allows automakers to safely access a vehicle’s sensor data, normalize it, and apply machine learning at the edge to generate and share predictive insights and inferences. Automakers and developers can use this information to create responsive in-vehicle applications and services that enhance driver and passenger experiences.
The BlackBerry Cybersecurity and IoT divisions are complemented by the enterprise and cybersecurity consulting services offered by the Company’s BlackBerry® Professional Services business. BlackBerry Professional Services provides platform-agnostic strategies to address mobility-based challenges, providing expert deployment support, end-to-end delivery (from system design to user training), application consulting, and experienced project management. The Company’s cybersecurity consulting services and tools, combined with its other security solutions, help customers identify the latest cybersecurity threats, test for vulnerabilities, develop risk-appropriate mitigations, maintain IT security standards and techniques, and defend against the risk of future attacks.
Licensing
Licensing consists primarily of the Company’s patent licensing business.
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
Recent Developments
The Company has continued to execute on its strategy in fiscal 2025 and announced the following significant achievements during and subsequent to the most recent quarter:
Products and Innovation:
•Announced that BlackBerry QNX added QNX® Containers to support operating system (OS) virtualization and containerization on QNX-based devices;
•Launched CylanceMDR™ Pro, a cutting-edge managed detection and response (MDR) service built on an Open XDR platform powered by predictive AI; and
•Announced that CylanceENDPOINT™, was named a 2024 Customers’ Choice for endpoint protection platforms (EPP) by Gartner® Peer Insights™.

Customers and Partners:
•Announced a partnership between ETAS and BlackBerry QNX to jointly sell and market software solutions to provide the safe and secure foundation for software-defined vehicles; and
•Announced a collaboration with AMD to advance foundational precision and control for the robotics industry by enabling new levels of low latency and jitter, and repeatable determinism.
Environmental, Sustainability and Corporate Governance:
•Appointed Tim Foote as Chief Financial Officer. Mr. Foote has served as the Chief Financial Officer of the Company’s Cybersecurity division since February 2024 and as the Company’s Vice President of Investor Relations since July 2020. He joined the Company in 2015 in connection with its acquisition of Good Technology and has more than 20 years of experience in financial leadership positions.

Business Separation
In the third quarter of fiscal year 2024, the Company began a separation of its IoT and Cybersecurity businesses into two virtually autonomous business units, including the separation and streamlining of many of the Company’s centralized corporate functions into business-unit specific teams. The intent of this process has been to enhance the operational focus and flexibility for each business, drive improved profitability and cash flow generation, and increase optionality for the Company to optimize shareholder value. The Company believes that this objective has been substantially realized, with a reduction in operating expenses of approximately $130 million achieved since the beginning of the separation process, and that each business has now been established as a virtually independent division. The Company expects that further steps in the process will focus on continued cost management and improvement in both profitability and cash flow generation.
Second Quarter Fiscal 2025 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended August 31, 2024 compared to the quarter ended August 31, 2023 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	August 31, 2024	August 31, 2023	Change
Revenue	$145	$132	$13
Gross margin	94	85	9
Operating expenses	115	132	(17)
Investment income, net	3	7	(4)
Loss before income taxes	(18)	(40)	22
Provision for income taxes	1	2	(1)
Net loss	$(19)	$(42)	$23
Loss per share - reported
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)

Weighted-average number of shares outstanding (000’s)
Basic	590,549	583,524
Diluted (1)	590,549	583,524
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the second quarter of fiscal 2025 and the second quarter of fiscal 2024 does not include the dilutive effect of the Debentures (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the second quarter of fiscal 2025 and the second quarter of fiscal 2024 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.

The following tables show information by operating segment for the three and six months ended August 31, 2024 and August 31, 2023. The Company reports segment information in accordance with U.S. GAAP Accounting Standards Codification Section 280 based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker for making decisions and assessing performance of the Company’s reportable operating segments. See Note 10 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$87	$79	$8	$55	$49	$6	$3	$4	$(1)	$145	$132	$13
Segment cost of sales	39	36	3	10	8	2	1	2	(1)	50	46	4
Segment gross margin	$48	$43	$5	$45	$41	$4	$2	$2	$—	$95	$86	$9

	For the Six Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$172	$172	$—	$108	$94	$14	$9	$239	$(230)	$289	$505	$(216)
Segment cost of sales	74	73	1	20	17	3	3	149	(146)	97	239	(142)
Segment gross margin	$98	$99	$(1)	$88	$77	$11	$6	$90	$(84)	$192	$266	$(74)
The following tables reconcile the Company’s segment results for the three and six months ended August 31, 2024 to consolidated U.S. GAAP results:

	For the Three Months Ended August 31, 2024
	(in millions)
	Cybersecurity	IoT	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$87	$55	$3	$145	$—	$145
Cost of sales	39	10	1	50	1	51
Gross margin (1)	$48	$45	$2	$95	$(1)	$94
Operating expenses					115	115
Investment income, net					3	3
Loss before income taxes						$(18)

	For the Six Months Ended August 31, 2024
	(in millions)
	Cybersecurity	IoT	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$172	$108	$9	$289	$—	$289
Cost of sales	74	20	3	97	2	99
Gross margin (1)	$98	$88	$6	$192	$(2)	$190
Operating expenses					250	250
Investment income, net					8	8
Loss before income taxes						$(52)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and six months ended August 31, 2024.

The following tables reconcile the Company’s segment results for the three and six months ended August 31, 2023 to consolidated U.S. GAAP results:

	For the Three Months Ended August 31, 2023
	(in millions)
	Cybersecurity	IoT	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$79	$49	$4	$132	$—	$132
Cost of sales	36	8	2	46	1	47
Gross margin (1)	$43	$41	$2	$86	$(1)	$85
Operating expenses					132	132
Investment income, net					7	7
Loss before income taxes						$(40)

	For the Six Months Ended August 31, 2023
	(in millions)
	Cybersecurity	IoT	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$172	$94	$239	$505	$—	$505
Cost of sales	73	17	149	239	2	241
Gross margin (1)	$99	$77	$90	$266	$(2)	$264
Operating expenses					322	322
Investment income, net					10	10
Loss before income taxes						$(48)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and six months ended August 31, 2023.
Financial Highlights
The Company had $265 million in cash, cash equivalents and investments as of August 31, 2024 (February 29, 2024 - $298 million).
In the second quarter of fiscal 2025, the Company recognized revenue of $145 million and incurred a net loss of $19 million, or $0.03 basic and diluted loss per share, on a U.S. GAAP basis (second quarter of fiscal 2024 - revenue of $132 million and net loss of $42 million, or $0.07 basic and diluted loss per share).
The Company recognized an adjusted net loss of $2 million, and an adjusted loss of $0.00 per share, on a non-GAAP basis in the second quarter of fiscal 2025 (second quarter of fiscal 2024 - adjusted net loss of $23 million, and adjusted earnings of $0.04 per share). See “Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On September 26, 2024, the Company announced financial results for the three and six months ended August 31, 2024, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
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
•Restructuring charges. The Company believes that restructuring costs relating to employee termination benefits, facilities, streamlining many of the Company’s centralized corporate functions into Cybersecurity and IoT specific teams and other costs pursuant to the programs to reduce its annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods
•Stock compensation expenses. Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended August 31, 2024 and August 31, 2023
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended August 31, 2024 and August 31, 2023 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2024	August 31, 2023
Gross margin	$94	$85
Stock compensation expense	1	1
Adjusted gross margin	$95	$86

Gross margin %	64.8%	64.4%
Stock compensation expense	0.7%	0.8%
Adjusted gross margin %	65.5%	65.2%

Reconciliation of U.S. GAAP operating expense for the three months ended August 31, 2024, May 31, 2024 and August 31, 2023 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2024	May 31, 2024	August 31, 2023
Operating expense	$115	$135	$132
Restructuring charges	1	8	3
Stock compensation expense	6	7	10
Debentures fair value adjustment	—	—	(6)
Acquired intangibles amortization	9	8	10
LLA impairment charge	—	3	1
Adjusted operating expense	$99	$109	$114
Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended August 31, 2024 and August 31, 2023 to adjusted net loss and adjusted basic loss per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	August 31, 2024		August 31, 2023
		Basic loss per share		Basic loss per share
Net loss	$(19)	$(0.03)	$(42)	$(0.07)
Restructuring charges	1		3
Stock compensation expense	7		11
Debentures fair value adjustment	—		(6)
Acquired intangibles amortization	9		10
LLA impairment charge	—		1
Adjusted net loss	$(2)	$0.00	$(23)	$(0.04)
Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the three months ended August 31, 2024 and August 31, 2023 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2024	August 31, 2023
Research and development	$37	$50
Stock compensation expense	2	2
Adjusted research and development expense	$35	$48

Sales and marketing	$34	$43
Stock compensation expense	1	3
Adjusted sales and marketing expense	$33	$40

General and administrative	$33	$30
Restructuring charges	1	3
Stock compensation expense	3	5
Adjusted general and administrative expense	$29	$22

Amortization	$11	$14
Acquired intangibles amortization	9	10
Adjusted amortization expense	$2	$4

Adjusted operating loss, adjusted EBITDA, adjusted operating loss margin percentage and adjusted EBITDA margin percentage for the three months ended August 31, 2024 and August 31, 2023 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Three Months Ended (in millions)	August 31, 2024	August 31, 2023
Operating loss	$(21)	$(47)
Non-GAAP adjustments to operating loss
Restructuring charges	1	3
Stock compensation expense	7	11
Debentures fair value adjustment	—	(6)
Acquired intangibles amortization	9	10
LLA impairment charge	—	1
Total non-GAAP adjustments to operating loss	17	19
Adjusted operating loss	(4)	(28)
Amortization	13	16
Acquired intangibles amortization	(9)	(10)
Adjusted EBITDA	$—	$(22)

Revenue	$145	$132
Adjusted operating loss margin % (1)	(3%)	(21%)
Adjusted EBITDA margin % (2)	—%	(17%)
______________________________
(1) Adjusted operating loss margin % is calculated by dividing adjusted operating loss by revenue
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the six months ended August 31, 2024 and August 31, 2023.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the six months ended August 31, 2024 and August 31, 2023 to adjusted financial measures is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2024	August 31, 2023
Gross margin	$190	$264
Stock compensation expense	2	2
Adjusted gross margin	$192	$266

Gross margin %	65.7%	52.3%
Stock compensation expense	0.7%	0.4%
Adjusted gross margin %	66.4%	52.7%

Reconciliation of U.S. GAAP operating expense for the six months ended August 31, 2024 and August 31, 2023 to adjusted operating expense is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2024	August 31, 2023
Operating expense	$250	$322
Restructuring charges	9	8
Stock compensation expense	13	18
Debentures fair value adjustment	—	16
Acquired intangibles amortization	17	20
LLA impairment charge	3	1
Adjusted operating expense	$208	$259

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the six months ended August 31, 2024 and August 31, 2023 to the adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Six Months Ended (in millions, except per share amounts)	August 31, 2024		August 31, 2023
		Basic loss per share		Basic earnings (loss) per share
Net loss	$(61)	$(0.10)	$(53)	$(0.09)
Restructuring charges	9		8
Stock compensation expense	15		20
Debentures fair value adjustment	—		16
Acquired intangibles amortization	17		20
LLA impairment charge	3		1
Adjusted net income (loss)	$(17)	$(0.03)	$12	$0.02

Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the six months ended August 31, 2024 and August 31, 2023 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2024	August 31, 2023
Research and development	$79	$104
Stock compensation expense	4	4
Adjusted research and development expense	$75	$100

Sales and marketing	$72	$88
Stock compensation expense	3	4
Adjusted sales and marketing expense	$69	$84

General and administrative	$73	$84
Restructuring charges	9	8
Stock compensation expense	6	10
Adjusted general and administrative expense	$58	$66

Amortization	$23	$29
Acquired intangibles amortization	17	20
Adjusted amortization expense	$6	$9
Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the six months ended August 31, 2024 and August 31, 2023 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Six Months Ended (in millions)	August 31, 2024	August 31, 2023
Operating loss	$(60)	$(58)
Non-GAAP adjustments to operating loss
Restructuring charges	9	8
Stock compensation expense	15	20
Debentures fair value adjustment	—	16
Acquired intangibles amortization	17	20
LLA impairment charge	3	1
Total non-GAAP adjustments to operating loss	44	65
Adjusted operating income (loss)	(16)	7
Amortization	26	32
Acquired intangibles amortization	(17)	(20)
Adjusted EBITDA	$(7)	$19

Revenue	$289	$505
Adjusted operating income (loss) margin % (1)	(6%)	1%
Adjusted EBITDA margin % (2)	(2%)	4%
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
Reconciliation of U.S. GAAP net cash used in operating activities for the three months ended August 31, 2024 and August 31, 2023 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2024	August 31, 2023
Net cash provided by (used in) operating activities	$(13)	$(56)
Acquisition of property, plant and equipment	(2)	(1)
Free cash flow (usage)	$(15)	$(57)
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
Comparative breakdowns of certain key metrics for the three months ended or as at August 31, 2024 and August 31, 2023 are set forth below.

For the Three Months Ended (in millions)	August 31, 2024	August 31, 2023	Change
Cybersecurity Annual Recurring Revenue	$279	$279	$—
Cybersecurity Dollar-Based Net Retention Rate	88%	81%	7%
Recurring Software Product Revenue Percentage	~ 80%	~ 90%	10%
Cybersecurity Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Cybersecurity business.
Cybersecurity ARR was approximately $279 million as at August 31, 2024 and decreased compared to $285 million as at May 31, 2024 and was consistent with $279 million as at August 31, 2023.
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
Cybersecurity DBNRR was 88% as at August 31, 2024 and increased compared to 87% as at May 31, 2024 and increased compared to 81% as at August 31, 2023.
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
Total software and services product revenue, excluding professional services, was approximately 80% recurring for the three months ended August 31, 2024 and was consistent with approximately 80% recurring for the three months ended May 31, 2024 and decreased from approximately 90% for the three months ended August 31, 2023 due to product mix.

Results of Operations - Three months ended August 31, 2024 compared to the three months ended August 31, 2023
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	August 31, 2024	August 31, 2023	Change
Revenue by Segment
Cybersecurity	$87	$79	$8
IoT	55	49	6
Licensing	3	4	(1)
	$145	$132	$13

% Revenue by Segment
Cybersecurity	60.0%	59.9%
IoT	37.9%	37.1%
Licensing	2.1%	3.0%
	100.0%	100.0%
Cybersecurity
The increase in Cybersecurity revenue of $8 million was primarily due to an increase of $8 million relating to product revenue in Secusmart, an increase of $2 million in professional services and an increase of $2 million in BlackBerry AtHoc, partially offset by a decrease of $5 million in Cylance cybersecurity solutions.
The Company previously stated that it expected Cybersecurity revenue in the second quarter of fiscal 2025 to be in the range of $82 million to $86 million. Cybersecurity revenue was $87 million due to strong product revenue in Secusmart.
The Company expects Cybersecurity revenue to be in the range of $86 million to $90 million in the third quarter of fiscal 2025.
IoT
The increase in IoT revenue of $6 million was primarily due to an increase of $8 million in BlackBerry QNX royalty revenue and an increase of $1 million in BlackBerry Radar, partially offset by a decrease of $2 million in BlackBerry QNX development seat revenue.
The Company previously stated that it expected IoT revenue to be in the range of $50 million to $54 million in the second quarter of fiscal 2025. IoT revenue was $55 million due to strong BlackBerry QNX royalty revenue.
The Company expects IoT revenue to be in the range of $56 million to $60 million in the third quarter of fiscal 2025.
The Company previously stated that it expected IoT revenue to be in the range of $220 million to $235 million in fiscal 2025. The Company now expects IoT revenue to be in the range of $225 million to $235 million in fiscal 2025 due to strong BlackBerry QNX revenue in the first half of fiscal 2025.

Licensing
The decrease in Licensing revenue was $1 million.
The Company previously stated that it expected revenue from intellectual property licensing to be approximately $4 million in each of the four quarters of fiscal 2025. Intellectual property licensing revenue was $3 million in the second quarter of fiscal 2025.
Total BlackBerry Revenue
The Company previously stated that it expected total BlackBerry revenue to be in the range of $136 million to $144 million in the second quarter of fiscal 2025. Total Company revenue was $145 million in the second quarter of fiscal 2025 due to strong product revenue in Secusmart and BlackBerry QNX royalty revenue.
The Company expects total BlackBerry revenue to be in the range of $146 million to $154 million in the third quarter of fiscal 2025. The Company expects total BlackBerry revenue to increase sequentially in the third and fourth quarters of fiscal 2025.
The Company previously stated that it expected total BlackBerry revenue to be in the range of $586 million to $616 million in fiscal 2025. The Company now expects IoT revenue to be in the range of $591 million to $616 million in fiscal 2025 due to strong revenue in the first half of fiscal 2025.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	August 31, 2024	August 31, 2023	Change
Revenue by Geography
North America	$69	$72	$(3)
Europe, Middle East and Africa	47	39	8
Other regions	29	21	8
	$145	$132	$13

% Revenue by Geography
North America	47.6%	54.5%
Europe, Middle East and Africa	32.4%	29.6%
Other regions	20.0%	15.9%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $3 million was primarily due to a decrease of $3 million in BlackBerry QNX development seat revenue, a decrease of $2 million in Cylance cybersecurity solutions and a decrease of $2 million in professional services, partially offset by an increase of $4 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $8 million was primarily due to an increase of $8 million relating to product revenue in Secusmart and an increase of $2 million in BlackBerry QNX royalty revenue, partially offset by a decrease of $1 million in Cylance cybersecurity solutions.
Other Regions Revenue
The increase in Other regions revenue of $8 million was primarily due to an increase of $4 million in professional services, an increase of $2 million relating to BlackBerry QNX royalty revenue and an increase of $1 million in BlackBerry QNX development seat revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $9 million to approximately $94 million in the second quarter of fiscal 2025 (second quarter of fiscal 2024 - $85 million). The increase was primarily due to an increase in revenue from Cybersecurity and

BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most software and services products does not significantly fluctuate based on business volume, and a decrease of $3 million in infrastructure costs.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 0.4% to approximately 64.8% of consolidated revenue in the second quarter of fiscal 2025 (second quarter of fiscal 2024 - 64.4%). The increase was primarily due to the reasons discussed below in “Gross Margin by Segment”.
Gross Margin by Segment
See “Second Quarter Fiscal 2025 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Cybersecurity			IoT			Licensing			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$87	$79	$8	$55	$49	$6	$3	$4	$(1)	$145	$132	$13
Segment cost of sales	39	36	3	10	8	2	1	2	(1)	50	46	4
Segment gross margin	$48	$43	$5	$45	$41	$4	$2	$2	$—	$95	$86	$9
Segment gross margin %	55%	54%	1%	82%	84%	(2)%	67%	50%	17%	66%	65%	1%
Cybersecurity
The increase in Cybersecurity gross margin of $5 million was primarily due to the reasons discussed above in “Revenue by Segment” and a decrease of $3 million in infrastructure costs.
The increase in Cybersecurity gross margin percentage of 1% was due to the same reasons discussed above.
IoT
The increase in IoT gross margin of $4 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to professional services.
The decrease in IoT gross margin percentage of 2% was due to an increase in cost of sales related to professional services.
Licensing
Licensing gross margin of $2 million was consistent with the second quarter of fiscal 2024.
The increase in Licensing gross margin percentage was 17%.

Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expenses for the quarter ended August 31, 2024, compared to the quarter ended May 31, 2024 and the quarter ended August 31, 2023. The Company believes it is meaningful to provide a sequential comparison between the second quarter of fiscal 2025 and the first quarter of fiscal 2025.

	For the Three Months Ended (in millions)
	August 31, 2024	May 31, 2024	August 31, 2023
Revenue	$145	$144	$132
Operating expenses
Research and development	37	42	50
Sales and marketing	34	38	43
General and administrative	33	40	30
Amortization	11	12	14
Impairment of long-lived assets	—	3	1
Debentures fair value adjustment	—	—	(6)
Total	$115	$135	$132

Operating Expenses as % of Revenue
Research and development	25.5%	29.2%	37.9%
Sales and marketing	23.4%	26.4%	32.6%
General and administrative	22.8%	27.8%	22.7%
Amortization	7.6%	8.3%	10.6%
Impairment of long-lived assets	—%	2.1%	0.8%
Debentures fair value adjustment	—%	—%	(4.5%)
Total	79.3%	93.8%	100.0%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended August 31, 2024, May 31, 2024 and August 31, 2023.
U.S. GAAP Operating Expenses
Operating expenses decreased by $20 million sequentially, or 14.8%, in the second quarter of fiscal 2025, compared to the first quarter of fiscal 2025 primarily due to a decrease of $9 million in restructuring costs, a decrease of $6 million in salaries and benefits expenses and a decrease of $2 million in marketing and advertising costs.
Operating expenses decreased by $17 million year-over-year, or 12.9%, in the second quarter of fiscal 2025, compared to the second quarter of fiscal 2024 primarily due to a decrease of $20 million in salaries and benefits expenses, a decrease of $4 million in stock compensation costs, a decrease of $3 million in amortization expense, a decrease of $3 million in consulting expenses and a decrease of $3 million in legal expense, partially offset by a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the second quarter of fiscal 2024, which did not recur, and the fair value adjustment related to the 2020 Debentures incurred in the second quarter of fiscal 2024 of $6 million, which did not recur.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $10 million sequentially, or 9.2%, to $99 million in the second quarter of fiscal 2025 compared to $109 million in the first quarter of fiscal 2025. The decrease was primarily due to a decrease of $6 million in salaries and benefits expenses and a decrease of $2 million in marketing and advertising costs.
Adjusted operating expenses decreased by $15 million year-over-year, or 13.2%, to $99 million in the second quarter of fiscal 2025, compared to $114 million in the second quarter of fiscal 2024. The decrease was primarily due to a decrease of $20 million in salaries and benefits expenses, a decrease of $4 million in consulting expenses, a decrease of $3 million in legal expense and a decrease of $2 million in marketing and advertising costs, partially offset by a benefit of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the second quarter of fiscal 2024, which did not recur.

The Company previously stated that it expected its average quarterly non-GAAP operating expense run rate to be approximately $110 million in fiscal 2025. Non-GAAP operating expense was $99 million in the second quarter of fiscal 2025 and an average of $104 million per quarter in the first half of fiscal 2025.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $13 million, or 26.0%, in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 primarily due to a decrease of $9 million in salaries and benefits expense and a decrease of $2 million in consulting expenses.
Adjusted research and development expenses decreased by $13 million, or 27.1%, to $35 million in the second quarter of fiscal 2025, compared to $48 million in the second quarter of fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses decreased by $9 million, or 20.9%, in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024, primarily due to a decrease of $5 million in salaries and benefits expense, a decrease of $2 million in marketing and advertising costs and a decrease of $1 million in sales incentive plan costs.
Adjusted sales and marketing expenses decreased by $7 million, or 17.5%, to $33 million in the second quarter of fiscal 2025 compared to $40 million in the second quarter of fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses increased by $3 million, or 10.0%, in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. The increase was primarily due to a benefit of $17 million in the second quarter of fiscal 2024 related to the release of an accrued liability relating to the Company’s legacy mobile device business which did not recur, partially offset by a decrease of $5 million in salaries and benefits expense, a decrease of $3 million in legal expense, a decrease of $2 million in stock compensation expense and a decrease of $2 million in lease expense.
Adjusted general and administrative expenses increased by $7 million, or 31.8%, to $29 million in the second quarter of fiscal 2025 compared to $22 million in the second quarter of fiscal 2024. The increase was primarily due to a benefit of $17 million in the second quarter of fiscal 2024 related to the release of an accrued liability relating to the Company’s legacy mobile device business which did not recur, partially offset by a decrease of $5 million in salaries and benefits expense, a decrease of $3 million in legal expense and a decrease of $2 million in lease expense.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended August 31, 2024 compared to the quarter ended August 31, 2023. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	August 31, 2024	August 31, 2023	Change
Property, plant and equipment	$1	$1	$—
Intangible assets	10	13	(3)
Total	$11	$14	$(3)

	Included in Cost of Sales
	August 31, 2024	August 31, 2023	Change
Intangible assets	$2	$—	$2

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $3 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $2 million to $2 million in the second quarter of fiscal 2025 compared to $4 million in the second quarter of fiscal 2024 was primarily due to the lower cost base of assets.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations was $2 million in the second quarter of fiscal 2025 compared to nil in the second quarter of fiscal 2024 due to an increase in patent amortization expense included in cost of sales.
Investment Income, Net
Investment income, net, which includes the interest expense from the Notes and the 2020 Debentures (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), was $3 million in the second quarter of fiscal 2025 and decreased by $4 million from investment income, net of $7 million in the second quarter of fiscal 2024 primarily due to a lower average cash and investment balances.
Income Taxes
For the second quarter of fiscal 2025, the Company’s net effective income tax expense rate was approximately 6% (second quarter of fiscal 2024 - net effective income tax expense rate of approximately 5%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the second quarter of fiscal 2025 was $19 million, or $0.03 basic and diluted loss per share on a U.S. GAAP basis (second quarter of fiscal 2024 - net loss of $42 million, or $0.07 basic and diluted loss per share). The decrease in net loss of $23 million was primarily due to a decrease in operating expenses, as described above in “Operating Expenses” and an increase in revenue, as described above in “Revenue by Segment”.
Adjusted net loss was $2 million in the second quarter of fiscal 2025, or $0.00 adjusted basic loss per share (second quarter of fiscal 2024 - adjusted net loss of $23 million, or $0.04 adjusted basic loss per share). The decrease in adjusted net loss of $21 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The Company previously stated that it expected a sequential increase in operating cash usage in the second quarter of fiscal 2025, before improvement in the third quarter of fiscal 2025. Operating cash flow usage was $13 million in the second quarter of fiscal 2025 and decreased compared to the first quarter of fiscal 2025 due to a combination of the timing of collections and lower costs.
The Company expects a sequential improvement in operating cash flow in the third quarter of fiscal 2025.
The Company previously stated that it expected non-GAAP EPS to be in the range of ($0.02) to ($0.04), and adjusted EBITDA to be in the range of negative $5 million to negative $15 million in the second quarter of fiscal 2025. Non-GAAP EPS was $0.00 and adjusted EBITDA was nil in the second quarter of fiscal 2025 due to strong revenue and lower-than-expected operating costs.
The Company expects non-GAAP EPS to be in the range of ($0.01) to $0.01, and adjusted EBITDA to be in the range of breakeven to $10 million in the third quarter of fiscal 2025. The Company expects sequential improvement in adjusted EBITDA in the third and fourth quarters of fiscal 2025.
The Company previously stated that it expected non-GAAP EPS to be in the range of ($0.07) to ($0.03) for fiscal 2025 as a whole. The Company now expects non-GAAP EPS to be in the range of ($0.05) to ($0.02) for fiscal 2025 as a whole due to strong results in the first half of fiscal 2025.
The Company does not provide a reconciliation of expected adjusted EBITDA and expected Non-GAAP basic EPS for the third quarter and full fiscal year 2025 to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges and impairment charges and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 591 million common shares for basic and diluted loss per share for the second quarter of fiscal 2025 (second quarter of fiscal 2024 - 584 million common shares for basic and diluted loss per share).
Results of Operations - Six months ended August 31, 2024 compared to the six months ended August 31, 2023
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the six months ended August 31, 2024 and August 31, 2023:

	For the Six Months Ended
	(in millions, except for share and per share amounts)
	August 31, 2024	August 31, 2023	Change
Revenue	$289	$505	$(216)
Gross margin	190	264	(74)
Operating expenses	250	322	(72)
Investment income, net	8	10	(2)
Loss before income taxes	(52)	(48)	(4)
Provision for income taxes	9	5	4
Net loss	$(61)	$(53)	$(8)
Loss per share - reported
Basic	$(0.10)	$(0.09)	$(0.01)
Diluted	$(0.10)	$(0.09)	$(0.01)

Weighted-average number of shares outstanding (000’s)
Basic	590,188	583,171
Diluted (1)	590,188	583,171
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2025 and fiscal 2024 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first six months of fiscal 2025 and fiscal 2024 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.

Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Six Months Ended
	(in millions)
	August 31, 2024	August 31, 2023	Change
Revenue by Segment
Cybersecurity	$172	$172	$—
IoT	108	94	14
Licensing	9	239	(230)
	$289	$505	$(216)

% Revenue by Segment
Cybersecurity	59.5%	34.1%
IoT	37.4%	18.6%
Licensing	3.1%	47.3%
	100.0%	100.0%
Cybersecurity
Cybersecurity revenue for the first six months of fiscal 2025 was $172 million which was consistent with the first six months of fiscal 2024. Within Cybersecurity revenue, there was an increase of $18 million relating to product revenue in Secusmart, an increase of $2 million in BlackBerry AtHoc, and an increase of $3 million in professional services, which were offset by a decrease of $14 million in BlackBerry UEM licenses, and a decrease of $9 million in Cylance cybersecurity solutions.
IoT
The increase in IoT revenue of $14 million was primarily due to an increase of $15 million in BlackBerry QNX royalty revenue, an increase of $2 million in BlackBerry Radar and an increase of $2 million in professional services, partially offset by a decrease of $4 million in BlackBerry QNX development seat revenue.
Licensing
The decrease in Licensing revenue of $230 million was primarily due to $218 million associated with the Company’s patent sale in the first quarter of fiscal 2024, which was a one-time event, and a decrease of $11 million in revenue from the Company’s intellectual property licensing arrangements.

U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Six Months Ended
	(in millions)
	August 31, 2024	August 31, 2023	Change
Revenue by Geography
North America	$137	$389	$(252)
Europe, Middle East and Africa	94	76	18
Other regions	58	40	18
	$289	$505	$(216)

% Revenue by Geography
North America	47.4%	77.0%
Europe, Middle East and Africa	32.5%	15.1%
Other regions	20.1%	7.9%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $252 million was primarily due to a decrease of $230 million in Licensing revenue due to the reasons discussed above in “Revenue by Segment”, a decrease of $15 million in BlackBerry UEM license, a decrease of $8 million in Cylance cybersecurity solutions, a decrease of $5 million in BlackBerry QNX development seat revenue and a decrease of $3 million in product revenue in Secusmart, partially offset by an increase of $6 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $18 million was primarily due to an increase of $20 million relating to product revenue in Secusmart and an increase of $3 million in BlackBerry QNX royalty revenue, partially offset by a decrease of $2 million in Cylance cybersecurity solutions, a decrease of $2 million in professional services and a decrease of $1 million in BlackBerry UEM license.
Other Regions Revenue
The increase in other regions of $18 million was primarily due to an increase of $8 million in professional services, an increase of $5 million relating to BlackBerry QNX royalty revenue, an increase of $2 million in BlackBerry QNX development seat revenue and an increase of $1 million in product revenue in Secusmart.
Consolidated Gross Margin
Consolidated gross margin decreased by $74 million to approximately $190 million in the first six months of fiscal 2025 (first six months of fiscal 2024 - $264 million). The decrease was primarily due to the patent sale in the first quarter of fiscal 2024, which was a one-time event, and a decrease in revenue from Cylance cybersecurity solutions, partially offset by an increase in revenue from BlackBerry QNX, as the cost of sales for most software and services products does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 13.4%, to approximately 65.7% of consolidated revenue in the first six months of fiscal 2025 (first six months of fiscal 2024 - 52.3%). The increase was primarily due to a change in mix, specifically a higher gross margin contribution from BlackBerry QNX, and a lower gross margin contribution from Licensing, which had a lower relative gross margin percentage in the first six months of fiscal 2024 due to the patent sale.

Gross Margin by Segment
See “Business Overview” and “Second Quarter Fiscal 2025 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Six Months Ended
	(in millions)
	Cybersecurity			IoT			Licensing			Segment Totals
	August 31,		Change	August 31,		Change	August 31,		Change	August 31,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$172	$172	$—	$108	$94	$14	$9	$239	$(230)	$289	$505	$(216)
Segment cost of sales	74	73	1	20	17	3	3	149	(146)	97	239	(142)
Segment gross margin	$98	$99	$(1)	$88	$77	$11	$6	$90	$(84)	$192	$266	$(74)
Segment gross margin %	57%	58%	(1%)	81%	82%	(1%)	67%	38%	29%	66%	53%	13%
Cybersecurity
The decrease in Cybersecurity gross margin of $1 million was primarily due to a change in mix, specifically a higher gross margin contribution from Secusmart, which had a lower relative gross margin percentage, partially offset by a decrease of $6 million in infrastructure costs.
The decrease in Cybersecurity gross margin percentage of 1% was primarily due to the same reasons discussed above.
IoT
The increase of IoT gross margin of $11 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to professional services.
The decrease in IoT gross margin percentage of 1% was primarily due to an increase in cost of sales related to professional services.
Licensing
The decrease in Licensing gross margin of $84 million was primarily due to the patent sale in the first quarter of fiscal 2024, which had a lower relative gross margin percentage due to the cost basis of the sold assets which was de-recognized.
The increase in Licensing gross margin percentage of 29% was primarily due to the same reason discussed above.

Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the six months ended August 31, 2024, compared to the six months ended August 31, 2023.

	For the Six Months Ended
	(in millions)
	August 31, 2024	August 31, 2023	Change
Revenue	$289	$505	$(216)
Operating expenses
Research and development	79	104	(25)
Sales and marketing	72	88	(16)
General and administrative	73	84	(11)
Amortization	23	29	(6)
Impairment of long-lived assets	3	1	2
Debentures fair value adjustment	—	16	(16)
Total	$250	$322	$(72)

Operating Expense as % of Revenue
Research and development	27.3%	20.6%
Sales and marketing	24.9%	17.4%
General and administrative	25.3%	16.6%
Amortization	8.0%	5.7%
Impairment of long-lived assets	1.0%	0.2%
Debentures fair value adjustment	—%	3.2%
Total	86.5%	63.8%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the six months ended August 31, 2024 and August 31, 2023.
U.S. GAAP Operating Expenses
Operating expenses decreased by $72 million, or 22.4%, in the first six months of fiscal 2025, compared to the first six months of fiscal 2024. The decrease was primarily due to a decrease of $35 million in salaries and benefits expense, the fair value adjustment related to the 2020 Debentures in the first six months of fiscal 2024 of $16 million, which did not recur, a decrease of $7 million in amortization costs, a decrease of $5 million in consulting expense, a decrease of $5 million in legal expense, a decrease of $5 million in marketing and advertising costs, a decrease of $5 million in stock compensation costs, a decrease of $4 million in credit loss provision and a decrease of $3 million in lease expense, partially offset by an increase of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the first six months of fiscal 2024, which did not recur.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $51 million, or 19.7%, to $208 million in the first six months of fiscal 2025, compared to $259 million the first six months of 2024. The decrease was primarily due to a decrease of $35 million in salaries and benefits expense, a decrease of $5 million in consulting expense, a decrease of $5 million in legal expense, a decrease of $5 million in marketing and advertising costs, a decrease of $4 million in credit loss provision, a decrease of $3 million in lease expense, a decrease of $3 million in the Company’s deferred share unit costs and a decrease of $3 million in amortization costs, partially offset by an increase of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the first six months of fiscal 2024, which did not recur.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $25 million, or 24.0%, in the first six months of fiscal 2025, compared to the first six months of fiscal 2024. The decrease was primarily due to a decrease of $16 million in salaries and benefits expenses and a decrease of $5 million in consulting costs.

Adjusted research and development expenses decreased by $25 million, or 25.0%, to $75 million in the first six months of fiscal 2025, compared to $100 million in the first six months of fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses decreased by $16 million, or 18.2%, in the first six months of fiscal 2025 compared to the first six months of fiscal 2024. The decrease was primarily due to a decrease of $11 million in salaries and benefits and a decrease of $4 million in marketing and advertising costs.
Adjusted sales and marketing expenses decreased by $15 million, or 17.9%, to $69 million in fiscal 2025 compared to $84 million in fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $11 million, or 13.1%, in the first six months of fiscal 2025 compared to the first six months of fiscal 2024. The decrease was primarily due to a decrease of $8 million in salaries and benefits expenses, a decrease of $5 million in legal expense, a decrease of $4 million in credit loss provision, a decrease of $4 million in stock compensation costs, a decrease of $3 million in lease expense and a decrease of $3 million in the Company’s deferred share unit costs, partially offset by an increase of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the second quarter of fiscal 2024, which did not recur.
Adjusted general and administrative expenses decreased by $8 million, or 12.1%, to $58 million in fiscal 2025 compared to $66 million in fiscal 2024. The decrease was primarily due to a decrease of $8 million in salaries and benefits expenses, a decrease of $5 million in legal expense, a decrease of $4 million in credit loss provision, a decrease of $3 million in lease expense, and a decrease of $3 million in the Company’s deferred share unit costs, partially offset by an increase of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the second quarter of fiscal 2024, which did not recur.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the six months ended August 31, 2024 compared to the six months ended August 31, 2023. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Six Months Ended
	(in millions)
	Included in Operating Expense
	August 31, 2024	August 31, 2023	Change
Property, plant and equipment	$4	$4	$—
Intangible assets	19	25	(6)
Total	$23	$29	$(6)

	Included in Cost of Sales
	August 31, 2024	August 31, 2023	Change
Property, plant and equipment	$—	$2	$(2)
Intangible assets	3	1	2
Total	$3	$3	$—

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $6 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $3 million to $6 million in the first six months of fiscal 2025 compared to $9 million in the first six months of fiscal 2024 due to the same reasons described above.

Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations was $3 million in the first six months of fiscal 2025 and was consistent with the first six months of fiscal 2024.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, was $8 million in the first six months of fiscal 2025 and decreased by $2 million from investment income, net of $10 million in the first six months of fiscal 2024 primarily due to a lower average cash and investment balance, partially offset by unrealized gains recognized from observable price changes on non-marketable equity investments without readily determinable fair value in the first six months of fiscal 2025.
Income Taxes
For the first six months of fiscal 2025, the Company’s net effective income tax expense rate was approximately 17% (first six months of fiscal 2024 - net effective income tax expense rate of approximately 10%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in loss carry forwards, research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss
The Company’s net loss for the first six months of fiscal 2025 was $61 million, or $0.10 basic and diluted loss per share on a U.S. GAAP basis (first six months of fiscal 2024 - net loss of $53 million, or $0.09 basic and diluted loss per share). The increase in net loss of $8 million was primarily due to a decrease in revenue as described above in “Revenue by Segment”, partially offset by a decrease in operating expenses, as described above in “Operating Expenses” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net loss was $17 million in the first six months of fiscal 2025 (first six months of fiscal 2024 - adjusted net income of $12 million). The decrease in adjusted net income of $29 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The weighted average number of shares outstanding was 590 million for basic and diluted loss per share for the first six months of August 31, 2024. The weighted average number of shares outstanding was 583 million for basic and diluted loss per share for the first six months of August 31, 2023.
Common Shares Outstanding
On September 24, 2024, there were 591 million voting common shares, options to purchase 0.2 million voting common shares, 18 million restricted share units and 1 million deferred share units outstanding. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 5 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $33 million to $265 million as at August 31, 2024 from $298 million as at February 29, 2024, primarily due to changes in working capital.

A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	August 31, 2024	February 29, 2024	Change
Cash and cash equivalents	$171	$175	$(4)
Restricted cash and cash equivalents	17	25	(8)
Short-term investments	40	62	(22)
Long-term investments	37	36	1
Cash, cash equivalents, and investments	$265	$298	$(33)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	August 31, 2024	February 29, 2024	Change
Current assets	$438	$508	$(70)
Current liabilities	305	356	(51)
Working capital	$133	$152	$(19)
Current Assets
The decrease in current assets of $70 million at the end of the second quarter of fiscal 2025 from the end of the fourth quarter of fiscal 2024 was primarily due to a decrease in accounts receivable, net of allowance of $49 million, a decrease in short term investments of $22 million and a decrease in cash and cash equivalents of $4 million, partially offset by an increase of $5 million in other current assets.
At August 31, 2024, accounts receivable, net of allowance was $150 million, a decrease of $49 million from February 29, 2024. The decrease was primarily due to lower revenue recognized over the three months ended August 31, 2024 compared to the three months ended February 29, 2024 and a decrease in days sales outstanding to 94 days at the end of the second quarter of fiscal 2025 from 100 days at the end of the fourth quarter of fiscal 2024.
At August 31, 2024, other current assets were $52 million, an increase of $5 million from February 29, 2024. The increase was primarily due to an increase of $3 million in prepaid software maintenance.
At August 31, 2024, income taxes receivables were $4 million, consistent with February 29, 2024.
At August 31, 2024, other receivables were $21 million, consistent with February 29, 2024.
Current Liabilities
The decrease in current liabilities of $51 million at the end of the second quarter of 2025 from the end of the fourth quarter of fiscal 2024 was primarily due to a decrease in deferred revenue, current of $33 million, a decrease in accounts payable of $10 million and a decrease in accrued liabilities of $8 million.
Deferred revenue, current was $161 million, which reflects a decrease of $33 million compared to February 29, 2024 that was attributable to a decrease of $13 million in deferred revenue, current related to BlackBerry UEM, a decrease in $8 million in deferred revenue, current related to BlackBerry QNX, a decrease of $7 million in deferred revenue, current related to BlackBerry Cylance and a decrease of $4 million in deferred revenue, current related to BlackBerry AtHoc.
Accounts payable were $7 million, reflecting a decrease of $10 million from February 29, 2024, which was primarily due to timing of payments.
Accrued liabilities were $109 million at the end of the second quarter of 2025, reflecting a decrease of $8 million compared to February 29, 2024, which was primarily due to a decrease of $12 million in accrued restructuring costs and a decrease of $3 million in operating lease liability, current, partially offset by an increase of $6 million in variable incentive plan accrual.
At August 31, 2024, income taxes payable were $28 million, consistent with February 29, 2024.

Cash flows for the six months ended August 31, 2024 compared to the six months ended August 31, 2023 were as follows:

	For the Six Months Ended
	(in millions)
	August 31, 2024	August 31, 2023	Change
Net cash flows provided by (used in):
Operating activities	$(28)	$43	$(71)
Investing activities	15	76	(61)
Financing activities	1	2	(1)
Net increase (decrease) in cash and cash equivalents	$(12)	$121	$(133)
Operating Activities
The increase in net cash flows used in operating activities of $71 million was primarily a result of the Company’s patent sale in the first quarter of fiscal 2024, which was a one-time event, and changes in working capital.
Investing Activities
During the six months ended August 31, 2024, cash flows provided by investing activities were $15 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $22 million, offset by cash used in the acquisition of intangible assets of $4 million, and the acquisition of property, plant and equipment of $3 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $76 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $89 million, offset by cash used in the acquisition of intangible assets of $10 million, and the acquisition of property, plant and equipment of $3 million.
Financing Activities
The decrease in cash flows provided by financing activities was $1 million for the first six months of fiscal 2025 due to a decrease in common shares issued upon the exercise of stock options and under the employee share purchase plan.
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
The Company has $16 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 2 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $265 million as at August 31, 2024. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at August 31, 2024:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$60	$18	$42
Purchase obligations and commitments	48	48	—
Debt interest and principal payments	227	6	221
Total	$335	$72	$263
Total contractual and other obligations as at August 31, 2024 decreased by approximately $9 million as compared to the February 29, 2024 balance of approximately $344 million, which was attributable to a decrease in operating lease obligations. and a decrease in purchase obligations and commitments.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2025 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2024, approximately 26% of cash and cash equivalents, 26% of accounts receivables and 73% of accounts payable were denominated in foreign currencies (February 29, 2024 – 19%, 25% and 59%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at August 31, 2024 (after hedging activities), the impact to the Company would be immaterial.
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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at August 31, 2024 was $6 million (February 29, 2024 - $6 million). There was one customer that comprised more than 10% of accounts receivable as at August 31, 2024 (February 29, 2024 - two customers that comprised more than 10%). During the second quarter of fiscal 2025, the percentage of the Company’s receivable balance that was past due decreased by 11.1% compared to the fourth quarter of fiscal 2024. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 11% of the Company’s revenue and 12% of the Company’s revenue in the three and six months ended August 31, 2024, respectively (three and six months ended August 31, 2023 - no customer that comprised more than 10% of the Company’s revenue and one customer that comprised 45% of the Company’s revenue, due to the completed patent sale transaction, respectively).
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
ITEM 4. CONTROLS AND PROCEDURES
As of August 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended August 31, 2024, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended August 31, 2024, neither the Company or any of its officers or directors adopted or terminated trading arrangements for the sale of the Company’s common shares.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Employment agreement with Tim Foote, dated July 26, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38232) filed with the SEC on July 29, 2024).

10.2*	Separation agreement with Steve Rai, dated July 26, 2024
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
______________________________
* Filed herewith
† Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLACKBERRY LIMITED

Date: September 27, 2024	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Tim Foote
	Name:	Tim Foote
	Title:	Chief Financial Officer