Form 10-Q
period 2024-11-30
BLACKBERRY Ltd
filed 2024-12-20
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024

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
Yes ☐   No  ☒

The registrant had 591,583,200 common shares issued and outstanding as of December 17, 2024.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	November 30, 2024	February 29, 2024
Assets
Current
Cash and cash equivalents (note 3)	$189	$175
Short-term investments (note 3)	31	62
Accounts receivable, net of allowance of $6 and $6, respectively (note 4)	161	179
Other receivables (note 4)	6	19
Income taxes receivable	5	4
Other current assets (note 4)	39	32
Assets held for sale, current (note 2)	24	37
	455	508
Restricted cash and cash equivalents (note 3)	11	25
Long-term investments (note 3)	35	36
Other long-term assets (note 4)	73	54
Operating lease right-of-use assets, net	21	22
Property, plant and equipment, net (note 4)	14	19
Intangible assets, net (note 4)	51	58
Goodwill (note 4)	473	475
Assets held for sale, non-current (note 2)	176	198
	$1,309	$1,395
Liabilities
Current
Accounts payable	$9	$16
Accrued liabilities (note 4)	97	100
Income taxes payable (note 5)	33	28
Deferred revenue, current (note 11)	133	148
Liabilities held for sale, current (note 2)	60	64
	332	356
Deferred revenue, non-current (note 11)	10	15
Operating lease liabilities	19	19
Other long-term liabilities	1	3
Long-term notes (note 6)	195	194
Liabilities held for sale, non-current (note 2)	27	32
	584	619
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 591,583,200 voting common shares (February 29, 2024 - 589,232,539)	2,972	2,948
Deficit	(2,230)	(2,158)
Accumulated other comprehensive loss (note 9)	(17)	(14)
	725	776
	$1,309	$1,395
See notes to consolidated financial statements.

On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended November 30, 2024
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2024	$2,964	$(2,219)	$(13)	$732
Net loss	—	(11)	—	(11)
Other comprehensive loss	—	—	(4)	(4)
Stock-based compensation	6	—	—	6
Shares issued:
Employee share purchase plan	2	—	—	2
Balance as at November 30, 2024	$2,972	$(2,230)	$(17)	$725

	Three Months Ended November 30, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2023	$2,931	$(2,081)	$(21)	$829
Net loss	—	(21)	—	(21)
Other comprehensive income	—	—	7	7
Stock-based compensation	8	—	—	8
Shares issued:
Employee share purchase plan	2	—	—	2
Balance as at November 30, 2023	$2,941	$(2,102)	$(14)	$825

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended November 30, 2024
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2024	$2,948	$(2,158)	$(14)	$776
Net loss	—	(72)	—	(72)
Other comprehensive loss	—	—	(3)	(3)
Stock-based compensation (note 7)	21	—	—	21
Shares issued:
Employee share purchase plan (note 7)	3	—	—	3
Balance as at November 30, 2024	$2,972	$(2,230)	$(17)	$725

	Nine Months Ended November 30, 2023
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2023	$2,909	$(2,028)	$(24)	$857
Net loss	—	(74)	—	(74)
Other comprehensive income	—	—	10	10
Stock-based compensation	28	—	—	28
Shares issued:
Employee share purchase plan	4	—	—	4
Balance as at November 30, 2023	$2,941	$(2,102)	$(14)	$825

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Revenue (note 11)	$143	$152	$391	$606
Cost of sales	31	33	102	239
Gross margin	112	119	289	367

Operating expenses
Research and development	27	29	85	98
Sales and marketing	23	25	68	77
General and administrative	38	45	111	133
Amortization	4	6	14	22
Impairment of long-lived assets (note 3)	1	9	4	9
Prior Debentures fair value adjustment (note 6)	—	(13)	—	3
	93	101	282	342
Operating income	19	18	7	25
Investment income, net (note 3 and note 6)	—	5	8	15
Income before income taxes	19	23	15	40
Provision for income taxes (note 5)	7	15	16	20
Income (loss) from continuing operations	12	8	(1)	20
Loss from discontinued operations, net of tax (note 2)	(23)	(29)	(71)	(94)
Net loss	$(11)	$(21)	$(72)	$(74)
Earnings (loss) per share (note 8)
Basic earnings per share from continuing operations	$0.02	$0.01	$—	$0.03
Total basic loss per share	$(0.02)	$(0.04)	$(0.12)	$(0.13)

Diluted earnings (loss) per share from continuing operations	$0.02	$(0.01)	$—	$0.03
Total diluted loss per share	$(0.02)	$(0.05)	$(0.12)	$(0.13)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Loss

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Net loss	$(11)	$(21)	$(72)	$(74)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and nine months ended November 30, 2024 and November 30, 2023 (note 9)	(1)	—	(1)	1
Foreign currency translation adjustment	(3)	1	(2)	3
Net change in fair value from instrument-specific credit risk on the Prior Debentures, net of income taxes of nil for the three and nine months ended November 30, 2024 and November 30, 2023 (note 6)	—	6	—	6
Other comprehensive income (loss)	(4)	7	(3)	10
Comprehensive loss	$(15)	$(14)	$(75)	$(64)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)

Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30, 2024	November 30, 2023
Cash flows from operating activities
Net loss	$(72)	$(74)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	39	46
Stock-based compensation	21	28
Impairment of long-lived assets (note 3)	4	11
Intellectual property disposed of by sale	—	147
Prior Debentures fair value adjustment (note 6)	—	3
Operating leases	(8)	(7)
Net changes in working capital items
Accounts receivable, net of allowance	27	(63)
Other receivables	13	4
Income taxes receivable	(1)	(2)
Other assets	(22)	(58)
Accounts payable	(7)	(7)
Accrued liabilities	5	(16)
Income taxes payable	5	13
Deferred revenue	(29)	(13)
Net cash provided by (used in) operating activities	(25)	12
Cash flows from investing activities
Acquisition of long-term investments	—	(2)
Acquisition of property, plant and equipment	(3)	(5)
Acquisition of intangible assets	(6)	(12)
Acquisition of short-term investments	(92)	(92)
Proceeds on sale or maturity of short-term investments	123	223
Net cash provided by investing activities	22	112
Cash flows from financing activities
Issuance of common shares	3	4
Maturities of 2020 Debentures (note 6)	—	(365)
Issuance of Extension Debentures (note 6)	—	150
Net cash used in financing activities	3	(211)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	—	(87)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	200	322
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$200	$235
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 29, 2024 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and nine months ended November 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2025. The consolidated balance sheet at February 29, 2024 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates and any such differences may be material to the Company’s consolidated financial statements.
Certain of the comparative figures have been reclassified to conform to the current year’s presentation, including for held for sale and discontinued operation, as further discussed in Note 2 and facilities discussed below. The Company reclassified all expenses associated with its facilities within General and administrative expenses, whereas previously these costs were allocated amongst the functional expense areas of the business based on assumptions of usage of those facilities by the functional areas.
The impact of the change on previously issued financial statements was as follows for the three and nine months ended November 30, 2023:

	Three Months Ended			Nine Months Ended
			Revised			Revised
	November 30, 2023	Impact of change	November 30, 2023	November 30, 2023	Impact of change	November 30, 2023
Cost of Sales	48	(2)	46	289	(6)	283
Gross Margin	127	2	129	391	6	397
Research and development	42	(3)	39	146	(10)	136
Sales and marketing	42	(2)	40	131	(7)	124
General and administrative	43	7	50	127	23	150

Cybersecurity
Segment cost of sales	37	(1)	36	110	(4)	106
Segment gross margin	77	1	78	176	4	180
IoT
Segment cost of sales	9	(1)	8	26	(2)	24
Segment gross margin	46	1	47	123	2	125

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The Company is organized and managed as three reportable operating segments: Secure Communications (formerly “Cybersecurity”), IoT (and, collectively with Cybersecurity, “Software & Services”), and Licensing, as further discussed in Note 11.
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements with the exception of the below:
Assets held for sale and discontinued operations
When certain criteria are met, the Company reclassifies assets and related liabilities as held for sale at the lower of their carrying value or fair value less costs to sell and, if material, presents them separately on the Company’s consolidated balance sheets. If the carrying value exceeds the fair value less costs to sell, a loss is recognized. Assets classified as held for sale are no longer amortized. Comparative figures are reclassified to conform to the current year’s presentation.
When the Company has disposed of or classified as held for sale a component of the entity, and certain criteria are met, the results of operations of the component, including any loss recognized, are reported separately on the consolidated statements of operations as discontinued operations. Discontinued operations are presented if the component’s operations and cash flows have been, or will be, eliminated from the Company and the Company will not have significant continuing involvement in the operations of the component after the disposal. Earnings (loss) per share amounts for both continuing operations and discontinued operations are presented separately on the consolidated statements of operations and income (loss) from continuing operations. Comparative figures are reclassified to conform to the current year’s presentation.
Accounting Standards Adopted During Fiscal 2025
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 on the topic of segment reporting. The standard requires additional disclosures for segment reporting. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company early adopted this guidance in the first quarter of fiscal 2025 and have provided the applicable disclosures in Note 11.

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
In November 2024, the FASB issued ASU 2024-03 to amend the codification on “Expense Disaggregation Disclosure” (Subtopic 220-40): Income Statement - Reporting Comprehensive Income”. The standard requires additional disclosure on specific expense categories included in the expense captions presented on the statements of operations. The Company will adopt this guidance in fiscal 2028 and is in process of evaluating the new requirements. As a result, the Company has not yet determined the impact this new ASU will have on its disclosures.
2.    DISCONTINUED OPERATIONS
On October 16, 2024, the Company announced that it was revisiting capital allocation priorities within its Cybersecurity division and, as such, the Company would begin exploring opportunities for the business. At November 30, 2024, the Company determined that the assets and liabilities constituting the Cylance business, which consists of the Company’s AI and machine learning-based cybersecurity solutions previously acquired on February 21, 2019, met the criteria requiring classification as held for sale as specified in ASC 360 Property, Plant and Equipment (“ASC 360”) and met the criteria for presentation as a discontinued operations under ASC 205 Presentation of Financial Statements. While presented as a discontinued operations in its Consolidated Statement of Operations, the Company continues to operate Cylance during the time that the assets and liabilities constituting its business are held for sale.
Assets Held for Sale
For assets not covered by ASC 360, such as goodwill, the Company first considered whether any adjustment was required prior to measuring the fair value less costs to sell of the assets and liabilities associated with the Cylance business and determined none was required. The Company then estimated the fair values of assets identified as held for sale, less costs to sell, and compared them against the carrying value of the assets and determined that no impairment was present.
The following table sets forth the aggregate carrying amounts of assets and liabilities held for sale related to the discontinued operations of Cylance as of November 30, 2024 and February 29, 2024:

	As at
	November 30, 2024	February 29, 2024
Assets
Accounts receivable, net of allowance of $1 and nil, respectively	$11	$20
Other receivables	2	2
Other current assets	11	15
Total currents assets of discontinued operations	24	37

Other long-term assets	3	3
Operating lease right-of-use assets, net	8	10
Property, plant and equipment, net	2	2
Intangible assets, net	76	96
Goodwill	87	87
Total long-term assets of discontinued operations	176	198

Liabilities
Accounts payable	1	1
Accrued liabilities	21	17
Deferred revenue, current	38	46
Total current liabilities of discontinued operations	60	64

Deferred revenue, non-current	12	13
Operating lease liabilities	15	19
Total long-term liabilities of discontinued operations	27	32
The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. The following table represents the financial results of Cylance for the three and nine months ended November 30, 2024 and November 30, 2023:

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Revenue	$19	$23	$60	$74
Cost of sales	11	13	36	44
Gross margin	8	10	24	30

Operating expenses
Research and development	9	10	26	38
Sales and marketing	11	15	36	47
General and administrative	4	5	13	17
Amortization	7	7	20	20
Impairment of long-lived assets	—	2	—	2
	31	39	95	124
Operating loss	(23)	(29)	(71)	(94)
Provision for income taxes	—	—	—	—
Loss from discontinued operations, net of tax	$(23)	$(29)	$(71)	$(94)

Basic loss per share from discontinued operations	$(0.04)	$(0.05)	$(0.12)	$(0.16)
Diluted loss per share from discontinued operations	$(0.04)	$(0.06)	$(0.12)	$(0.16)
The following table represents the amortization, stock-based compensation (representing the significant non-cash operating item) and acquisition of property, plant and equipment of the discontinued operations for the three and nine months ended November 30, 2024 and November 30, 2023:

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Amortization	$7	$7	$20	$20
Stock based compensation	2	1	5	3
Acquisition of property, plant and equipment	—	—	1	—
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
Impairment of Long-Lived Assets
The Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of $1 million and $4 million during the three and nine months ended November 30, 2024, respectively, related to the operating lease right-of-use (“ROU”) assets and property, plant and equipment associated with those facilities (three and nine months ended November 30, 2023 - $1 million). The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. The fair value measurement of ROU impaired assets is classified as Level 3.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
During the third quarter of fiscal 2025, the Company reorganized its reporting structure resulting in its BlackBerry Spark reporting unit being disaggregated into two separate reporting units: UEM and Cylance. In accordance with ASC 350 Intangibles - Goodwill and Other, the Company conducted a valuation of the individual reporting units and allocated the goodwill associated with the previous BlackBerry Spark reporting unit to the UEM and Cylance reporting units using a relative fair value approach. The valuations of the reporting units were based on a combination of income approach using a discounted future cash flow model, market-based approach, and estimated exit value approaches for Cylance using the same critical accounting estimates as disclosed in Note 1 of the Annual Financial Statements. Following the assignment of assets, liabilities, and goodwill to the UEM and Cylance reporting units, the Company compared the carrying values of the reporting units against their fair values and determined no impairment was present in either reporting unit.
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at November 30, 2024 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$105	$—	$—	$105	$105	$—	$—	$—
Other investments	24	5	—	29	—	—	29	—
	129	5	—	134	105	—	29	—
Level 1:
Equity securities	10	—	(10)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	17	—	—	17	10	—	—	7
Bearer deposit notes	26	—	—	26	26	—	—	—
Commercial paper	58	—	—	58	27	31	—	—
Non-U.S. promissory notes	1	—	—	1	1	—	—	—
Non-U.S. government sponsored enterprise notes	4	—	—	4	—	—	—	4
Non-U.S. treasury bills	1	—	—	1	1	—	—	—
U.S. treasury bills	19	—	—	19	19	—	—	—
	126	—	—	126	84	31	—	11
Level 3:
Other investments	6	1	(1)	6	—	—	6	—
	$271	$6	$(11)	$266	$189	$31	$35	$11
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
As at November 30, 2024, the Company had non-marketable equity investments without readily determinable fair value of $35 million (February 29, 2024 - $36 million). During the three and nine months ended November 30, 2024, the Company recorded downward adjustments, net of upward adjustments, of $2 million and $1 million, respectively, to the carrying value of certain non-marketable equity investments without readily determinable fair value resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income, net on the Company’s consolidated statements of operations. As of November 30, 2024, the Company has recorded a cumulative impairment of $3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 29, 2024 - $3 million).
There were no realized gains or losses on available-for-sale securities for the three and nine months ended November 30, 2024 and November 30, 2023.
The Company has restricted cash and cash equivalents, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit. These letters of credit support certain leasing arrangements entered into in the ordinary course of business. The letters of credit are for terms ranging from one month to seven years. The Company is legally restricted from accessing these funds during the term of the leases for which the letters of credit have been issued; however, the Company can continue to invest the funds and receive investment income thereon.
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at November 30, 2024 and February 29, 2024 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	November 30, 2024	February 29, 2024
Cash and cash equivalents	$189	$175
Restricted cash and cash equivalents	11	25
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$200	$200

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The contractual maturities of available-for-sale investments as at November 30, 2024 and February 29, 2024 were as follows:

	As at
	November 30, 2024		February 29, 2024
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$126	$126	$166	$166
No fixed maturity	10	—	10	—
	$136	$126	$176	$166
As at November 30, 2024 and February 29, 2024, the Company had no available-for-sale debt securities with continuous unrealized losses.
4.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The current estimated credit losses (“CECL”) for accounts receivable as at November 30, 2024 were $6 million (February 29, 2024 - $6 million).
The Company also has long-term accounts receivable included in Other long-term assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure of default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2023	$1
Prior period provision for expected credit losses	5
Ending balance of the allowance for credit loss as at February 29, 2024	6
Current period recovery for expected credit losses	—
Ending balance of the allowance for credit loss as at November 30, 2024	$6
The allowance for credit losses as at November 30, 2024 consists of $1 million (February 29, 2024 - $1 million) relating to CECL estimated based on days past due and region and $5 million (February 29, 2024 - $5 million) relating to specific customers that were evaluated separately.
There were two customers that comprised more than 10% of accounts receivable as at November 30, 2024 (February 29, 2024 - two customers comprised more than 10%).
Other Receivables
As at November 30, 2024 and February 29, 2024, other receivables included items such as receivables related to intellectual property sold in fiscal 2024, see Note 11 under the heading “Patent Sale”, and claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Current Assets
As at November 30, 2024 and February 29, 2024, other current assets included the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	November 30, 2024	February 29, 2024
Cost
BlackBerry operations and other information technology	$76	$76
Leasehold improvements and other	4	8
Furniture and fixtures	3	4
Manufacturing, repair and research and development equipment	2	3
	85	91
Accumulated amortization	71	72
Net book value	$14	$19
Intangible Assets, Net
Intangible assets comprised the following:

	As at November 30, 2024
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$673	$672	$1
Other acquired intangibles	197	193	4
Intellectual property	111	65	46
	$981	$930	$51

	As at February 29, 2024
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$673	$669	$4
Other acquired intangibles	197	191	6
Intellectual property	111	63	48
	$981	$923	$58
For the nine months ended November 30, 2024, amortization expense related to intangible assets amounted to $13 million (nine months ended November 30, 2023 - $18 million).
Total additions to intangible assets for the nine months ended November 30, 2024 amounted to $6 million (nine months ended November 30, 2023 - $12 million). During the nine months ended November 30, 2024, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
Based on the carrying value of the identified intangible assets as at November 30, 2024, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2025 and each of the five succeeding years is expected to be as follows: fiscal 2025 - $4 million; fiscal 2026 - $10 million; fiscal 2027 - $6 million; fiscal 2028 - $5 million; fiscal 2029 - $4 million and fiscal 2030 - $3 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the nine months ended November 30, 2024 were as follows:

Carrying Amount
Carrying amount as at February 28, 2023	$489
Goodwill impairment charge	(16)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	2
Carrying amount as at February 29, 2024	475
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(2)
Carrying amount as at November 30, 2024	$473
Other Long-term Assets
As at November 30, 2024 and February 29, 2024, other long-term assets included long-term receivables related to intellectual property sold in fiscal 2024, see Note 11 under the heading “Patent Sale”, other long-term receivables, and the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities is comprised of the following:

	As at
	November 30, 2024	February 29, 2024
Variable incentive accrual	$25	$14
Operating lease liabilities, current	10	14
Restructuring program liabilities, current portion	7	20
Other	55	52
	$97	$100
As at November 30, 2024 and February 29, 2024, other accrued liabilities included accrued director fees, accrued vendor liabilities, payroll withholding taxes and accrued royalties, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
Restructuring
During fiscal 2023 and fiscal 2024, the Company commenced restructuring programs with the objectives of reducing its annual costs and expenses relating to the Cybersecurity business, and later significantly separating and streamlining the Company’s centralized corporate functions into Cybersecurity and IoT specific teams such that the businesses may operate quasi-independently and on a profitable and cash flow positive basis. The reduction of overall Company costs has included and will continue to include rationalizing and streamlining existing central administrative functions, right-sizing cost structures within both business units including R&D and outsourced contracting, changes to overall product portfolio offerings and geographies the Company operates in and optimizing related support functions and organizational structure. Other charges and cash costs may occur as programs are implemented or changes are completed.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table sets forth the activity in the Company’s restructuring program liabilities:

	Employee Termination Benefits	Facilities Costs	Total
Balance as at February 28, 2023	2	1	3
Charges incurred	31	6	37
Cash payments made	(16)	(3)	(19)
Balance as at February 29, 2024	17	4	21
Charges incurred	11	5	16
Cash payments made	(23)	(6)	(29)
Balance as at November 30, 2024	$5	$3	$8

Current portion	$5	$2	$7
Long-term portion	—	1	1
	$5	$3	$8
The long-term portion of the restructuring liabilities is recorded at present value, determined by measuring the remaining payments at present value using an effective interest rate of 5.4%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.
The restructuring charges included employee termination benefits and facilities costs to better align the Company’s general and administrative and R&D cost profiles to its market competitors, create a more focused sales force and improve profitability and cash flow. Total charges incurred for the nine months ended November 30, 2024 and November 30, 2023 were $16 million and $17 million, respectively, recorded within General and administrative on the Consolidated Statements of Operations.
5.    INCOME TAXES
For the nine months ended November 30, 2024, the Company’s net effective income tax expense rate was approximately 29% compared to a net effective income tax expense rate of 37% for the nine months ended November 30, 2023. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at November 30, 2024 were $20 million (February 29, 2024 - $20 million). As at November 30, 2024, $20 million of the unrecognized income tax benefits have been netted against deferred income tax assets and nil has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
6.    DEBENTURES
3.00% Convertible Senior Notes
On January 29, 2024, the Company issued $200 million aggregate principal amount of 3.00% senior convertible unsecured notes (the “Notes” and, collectively with the Extension Debentures and 2020 Debentures, the “Debentures”) in an offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended.
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
The following table summarizes the change in the Notes for the nine months ended November 30, 2024:

Carrying Amount
Balance as at February 29, 2024	$194
Amortization of debt issuance costs	1
Balance as at November 30, 2024	$195
Extension Debentures and 2020 Debentures
On November 17, 2023, the Company issued $150 million aggregate principal amount of 1.75% extendible convertible unsecured debentures (the “Extension Debentures”) in a private placement to certain controlled affiliates of Fairfax Financial Holdings Limited (“Fairfax”). The Company used the net proceeds from the issuance of the Extension Debentures, together with cash on hand, to repay its outstanding $365 million aggregate principal amount of 1.75% unsecured convertible debentures (the “2020 Debentures” and, collectively with the Extension Debentures, the “Prior Debentures”) at maturity on November 13, 2023. Aside from the maturity date, the terms of the Extension Debentures were substantially identical to those of the 2020 Debentures, except that the Extension Debentures were not listed on any stock exchange and did not involve an indenture trustee. The Extension Debentures matured on February 15, 2024.
Due to the conversion option and other embedded derivatives within the Prior Debentures, the Company elected to record the Prior Debentures, including the debt itself and all embedded derivatives, at fair value and presented the Prior Debentures as a single hybrid financial instrument. No portion of the fair value of the Prior Debentures were recorded as equity.
Each period, the fair value of the Prior Debentures were recalculated and resulting gains and losses from the change in fair value of the Prior Debentures associated with non-credit components were recognized in income, while the change in fair value associated with credit components was recognized in accumulated other comprehensive loss (“AOCL”). The fair value of the 2020 Debentures was determined using the significant Level 2 inputs interest rate curves, the market price and volatility of the Company’s listed common shares, and the significant Level 3 inputs related to credit spread and the implied discount of the 2020 Debentures at issuance. The fair value of the Extension Debentures was determined using observable interest rate curves, and the market price and volatility of the Company’s common shares.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table shows the impact of the changes in fair value of the 2020 Debentures for the three and nine months ended November 30, 2024 and November 30, 2023:

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Income associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$—	$18	$—	$2
Realized losses associated with the change in fair value from credit components recorded in the consolidated statements of operations on maturity of the 2020 Debentures	—	(6)	—	(6)
Realized losses associated with the change in fair value from credit components released from AOCL on maturity of the 2020 Debentures	—	6	—	6
Total decrease in the fair value of the 2020 Debentures	$—	$18	$—	$2
For the three and nine months ended November 30, 2024, the Company recorded interest expense related to the Debentures of $1 million and $5 million, respectively, which has been included in investment income, net on the Company’s consolidated statements of operations (three and nine months ended November 30, 2023 - $1 million and $5 million).
Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the Extension Debentures and the 2020 Debentures, respectively, owned the full principal amount of the Extension Debentures and $330 million principal amount of the 2020 Debentures. As such, the payment of interest on the Prior Debentures, and their repayment, to Fairfax represented related party transactions.
7.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the nine months ended November 30, 2024:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 29, 2024	589,233	$2,948
Common shares issued for restricted share unit settlements	1,187	—
Stock-based compensation	—	21
Common shares issued for employee share purchase plan	1,163	3
Common shares outstanding as at November 30, 2024	591,583	$2,972
The Company had 592 million voting common shares outstanding, 0.2 million options to purchase voting common shares, 17 million RSUs and 2 million DSUs outstanding as at December 17, 2024. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 6.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Net income (loss) from continuing operations for basic and diluted earnings (loss) per share available to common shareholders	$12	$8	$(1)	$20
Less: Prior Debentures fair value adjustment (1) (2) (3)	—	(13)	—	—
Add: interest expense on Debentures (1) (2) (3)	—	1	—	—
Net income (loss) from continuing operations for diluted earnings (loss) per share available to common shareholders	$12	$(4)	$(1)	$20

Net loss for basic and diluted loss per share available to common shareholders	$(11)	$(21)	$(72)	$(74)
Less: Prior Debentures fair value adjustment (1) (2) (3)	—	(13)	—	—
Add: interest expense on Debentures (1) (2) (3)	—	1	—	—
Net loss for diluted loss per share available to common shareholders	$(11)	$(33)	$(72)	$(74)

Weighted average number of shares outstanding (000’s) - basic (5)	591,240	584,331	590,537	583,559
Effect of dilutive securities (000’s)
Stock-based compensation (4) (5)	2,290	—	—	5,272
Conversion of 2020 Debentures (1) (2)	—	49,469	—	—
Conversion of Extension Debentures (1) (3)	—	4,670	—	1,182
Weighted average number of shares and assumed conversions (000’s) diluted	593,530	638,470	590,537	590,013

Earnings (loss) per share - reported
Basic earnings per share from continuing operations	$0.02	$0.01	$—	$0.03
Total basic loss per share	$(0.02)	$(0.04)	$(0.12)	$(0.13)

Diluted earnings (loss) per share from continuing operations	$0.02	$(0.01)	$—	$0.03
Total diluted loss per share	$(0.02)	$(0.05)	$(0.12)	$(0.13)
______________________________
(1) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the three and nine months ended November 30, 2024 and nine months ended November 30, 2023, as to do so would be antidilutive. See Note 6 for details on the Debentures.
(2) The Company has presented the dilutive effect of the 2020 Debentures using the if-converted method for the period the 2020 Debentures were outstanding, assuming conversion at the beginning of the quarter for the three months ended November 30, 2023. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by eliminating the fair value adjustment made to the 2020 Debentures and interest expense incurred on the 2020 Debentures for the three months ended November 30, 2023, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the 2020 Debentures.
(3) The Company has presented the dilutive effect of the Extension Debentures using the if-converted method for the period the Extension Debentures were outstanding, assuming conversion at the issuance date for the three and nine months ended November 30, 2023. Accordingly, to calculate diluted loss per share, the Company adjusted net loss by

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

eliminating the fair value adjustment made to the Extension Debentures and interest expense incurred on the Extension Debentures for the three and nine months ended November 30, 2023 and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 6 for details on the Extension Debentures.
(4) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the nine months ended November 30, 2024 and the three months ended November 30, 2023, as to do so would be antidilutive.
(5) The Company has presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three months ended November 30, 2024 and the nine months ended November 30, 2023.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three and nine months ended November 30, 2024 and November 30, 2023 were as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Cash Flow Hedges
Balance, beginning of period	$—	$—	$—	$(1)
Other comprehensive income (loss) before reclassification	(1)	—	(1)	1
Amounts reclassified from AOCL into net loss	—	—	—	—
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$(1)	$—	$(1)	$—
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(13)	$(14)	$(14)	$(16)
Other comprehensive income (loss)	(3)	1	(2)	3
Foreign currency cumulative translation adjustment	$(16)	$(13)	$(16)	$(13)
Change in Fair Value From Instrument-Specific Credit Risk On Prior Debentures
Balance, beginning of period	$—	$(6)	$—	$(6)
Amounts reclassified from AOCL into net loss	—	6	—	6
Change in fair value from instruments-specific credit risk on Prior Debentures	$—	$—	$—	$—
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$—	$(1)	$—	$(1)
Accumulated Other Comprehensive Loss, End of Period	$(17)	$(14)	$(17)	$(14)

10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $11 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of November 30, 2024. See the discussion of restricted cash in Note 3.

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
As of November 30, 2024, there are no material claims outstanding for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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
On March 17, 2017, a putative employment class action was filed against the Company in the Ontario Superior Court of Justice (Parker v. BlackBerry Limited). The Statement of Claim alleges that actions the Company took when certain of its

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

employees decided to accept offers of employment from Ford Motor Company of Canada amounted to a wrongful termination of the employees’ employment with the Company. The claim seeks (i) an unspecified quantum of statutory, contractual, or common law termination entitlements; (ii) punitive or breach of duty of good faith damages of CAD$20 million, or such other amount as the Court finds appropriate, (iii) pre- and post- judgment interest, (iv) attorneys’ fees and costs, and (v) such other relief as the Court deems just. The Court granted the plaintiffs’ motion to certify the class action on May 27, 2019. The Company commenced a motion for leave to appeal the certification order on June 11, 2019. The Court denied the motion for leave to appeal on September 17, 2019. The Company filed its Statement of Defence on December 19, 2019. The parties participated in a mediation on November 9, 2022, which did not result in an agreement. The parties attended a pre-trial conference on December 4, 2024. The Court has set a trial date of June 2, 2025. Discovery is proceeding.
Other contingencies
As at November 30, 2024, the Company has recognized $17 million (February 29, 2024 - $17 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
During the third quarter of fiscal 2025, the CODM added the segment EBITDA as a measure of profit or loss used under the “management” approach in reviewing the results of the Company’s operating segments to its existing measure of profit or loss of segment gross margin. Prior period comparatives have been recast to reflect the change in metric, including the significant operating expenses included within that metric, and the change in presentation relating to expenses associated with its facilities as disclosed in Note 1.
The CODM does not evaluate operating segments using discrete asset information. The Company does not specifically allocate assets to operating segments for internal reporting purposes.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Segment Disclosures
With the Cylance business being presented as a discontinued operations as discussed in Note 2, the Company is organized and managed as three operating segments: Secure Communications (formerly Cybersecurity), IoT, and Licensing.
The following table shows information by operating segment for the three and nine months ended November 30, 2024 and November 30, 2023:

	For the Three Months Ended
	Secure Communications		IoT		Licensing		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Segment revenue	$74	$91	$62	$55	$7	$6	$143	$152
Segment cost of sales	20	23	9	8	2	1	31	32
Segment gross margin (1)	$54	$68	$53	$47	$5	$5	$112	$120
Segment research and development	11	12	16	15	—	—	27	27
Segment sales and marketing	12	15	11	10	—	—	23	25
Segment general and administrative	10	9	9	10	1	6	20	25
Less amortization included in the above	1	1	1	—	2	3	4	4
Total Segment EBITDA (1)	$22	$33	$18	$12	$6	$2	$46	$47

	For the Nine Months Ended
	Secure Communications		IoT		Licensing		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Segment revenue	$205	$212	$170	$149	$16	$245	$391	$606
Segment cost of sales	67	62	28	24	5	150	100	236
Segment gross margin (1)	$138	$150	$142	$125	$11	$95	$291	$370
Segment research and development	36	44	47	49	—	—	83	93
Segment sales and marketing	34	45	32	31	—	—	66	76
Segment general and administrative	30	35	25	32	5	19	60	86
Less amortization included in the above	3	4	2	2	6	8	11	14
Total Segment EBITDA (1)	$41	$30	$40	$15	$12	$84	$93	$129
______________________________
(1) A reconciliation of total segment gross margin and segment EBITDA to consolidated totals is set forth below.
Secure Communications consists of BlackBerry® UEM, BlackBerry® AtHoc® and BlackBerry® SecuSUITE®. The Company’s endpoint management platform includes BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Secure Communications revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment gross margin for the three and nine months ended November 30, 2024 and November 30, 2023 to the Company’s consolidated totals:

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Total segment gross margin	$112	$120	$291	$370
Adjustments (1):
Stock compensation expense	—	1	2	3
Less:
Research & development	27	29	85	98
Sales and marketing	23	25	68	77
General and administrative	38	45	111	133
Amortization	4	6	14	22
Impairment of long-lived assets	1	9	4	9
Prior Debentures fair value adjustment	—	(13)	—	3
Investment income, net	—	(5)	(8)	(15)
Consolidated income from continuing operations before income taxes	$19	$23	$15	$40
______________________________
(1) The CODM reviews segment information on an adjusted basis, which excludes certain amounts as described below:
Stock compensation expenses - Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Total Segment EBITDA	$46	$47	$93	$129
Adjustments (1):
Stock compensation expense	4	7	16	25
Restructuring expenses	7	9	16	17
Less
Corporate general and administrative expense	9	10	31	24
Amortization	6	7	19	26
Impairment of long-lived assets	1	9	4	9
Prior Debentures fair value adjustment	—	(13)	—	3
Investment income	—	(5)	(8)	(15)
Consolidated income from continuing operations before income taxes	$19	$23	$15	$40
______________________________
(1) The CODM reviews segment information on an adjusted basis, which excludes certain amounts as described below:
Stock compensation expenses - Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.
Restructuring expenses - Restructuring costs relate to employee termination benefits, facilities, streamlining many of the Company’s centralized corporate functions into Secure Communications (previously Cybersecurity) and IoT specific teams, and other costs pursuant to programs to reduce the Company’s annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

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
In the first quarter of fiscal 2024, the Company recognized revenue of $218 million and cost of sales of $147 million related to intellectual property sold. As at November 30, 2024, the remaining financing component on the patent sale was $6 million and will be recognized as interest income over the payment terms.
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
North America (1)	$63	$62	$177	$418
Europe, Middle East and Africa	53	47	141	116
Other regions	27	43	73	72
Total	$143	$152	$391	$606

North America (1)	44.1%	40.8%	45.3%	69.0%
Europe, Middle East and Africa	37.0%	30.9%	36.0%	19.2%
Other regions	18.9%	28.3%	18.7%	11.9%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Products and services transferred over time	$62	$60	$182	$179
Products and services transferred at a point in time	81	92	209	427
Total	$143	$152	$391	$606

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the nine months ended November 30, 2024:

	Accounts and Other Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 29, 2024	$234	$162	$15
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	403	355	15
Decrease due to payment, fulfillment of performance obligations, or other	(411)	(375)	(16)
Decrease, net	(8)	(20)	(1)
Closing balance as at November 30, 2024	$226	$142	$14
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at November 30, 2024 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to potential future royalty revenues from the Malikie Transaction, which have been constrained based on the Company’s accounting policies and critical accounting estimates and as described under “Patent Sale” in this Note 11.

	As at November 30, 2024
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$133	$3	$6	$142

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue recognized for performance obligations satisfied in prior periods
For the three and nine months ended November 30, 2024, revenue of nil and $2 million respectively, was recognized relating to performance obligations satisfied in a prior period (three and nine months ended November 30, 2023 - $1 million and $32 million respectively).
Assets by Geography
Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	November 30, 2024		February 29, 2024
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$76	$357	$78	$342
United States	455	841	467	923
Other	28	111	29	130
	$559	$1,309	$574	$1,395
Information About Major Customers
There was one customer that comprised 18% of the Company’s revenue and one customer that comprised 15% of the Company’s revenue in the three and nine months ended November 30, 2024, respectively (three and nine months ended November 30, 2023 - two customers that comprised 29% of the Company’s revenue and one customer that comprised 37% of the Company’s revenue, due to the completed Malikie Transaction).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

12.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Interest paid during the period	$1	$1	$5	$5
Income taxes paid during the period	2	1	12	5
Income tax refunds received during the period	—	—	—	—
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2025 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2024, approximately 23% of cash and cash equivalents, 24% of accounts receivable and 88% of accounts payable were denominated in foreign currencies (February 29, 2024 – 19%, 25% and 59%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 4. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at November 30, 2024, no single issuer represented more than 32% of the total cash, cash equivalents and investments (February 29, 2024 - no single issuer represented more than 30% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
Liquidity risk
Cash, cash equivalents, and investments were approximately $266 million as at November 30, 2024. The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

13.    SUBSEQUENT EVENTS
On December 15, 2024, the Company entered into an Equity and Asset Purchase Agreement (the “Equity and Asset Purchase Agreement”) with Arctic Wolf Networks, Inc. (“Arctic Wolf”) and certain subsidiaries of the Company and Arctic Wolf, pursuant to which and upon the terms and subject to the conditions described therein, Arctic Wolf will acquire the Company’s Cylance® endpoint security assets for a purchase price consisting of $160 million of cash, subject to certain purchase price adjustments set forth in the Equity and Asset Purchase Agreement (the “Cash Consideration”), and 5.5 million common shares in Arctic Wolf (the “Equity Consideration”). After giving effect to the purchase price adjustments to the Cash Consideration, the Company will receive approximately $80 million of the Cash Consideration and the Equity Consideration at closing of the transaction, and approximately $40 million of the Cash Consideration on the one-year anniversary of closing.
The Equity and Asset Purchase Agreement contains customary representation, warranties, covenants and indemnification made by the Company and Arctic Wolf. In addition, the Equity and Asset Purchase Agreement provides that, on the closing date of the transaction, the Company and Arctic Wolf will enter into (i) a non-exclusive patent license agreement, (ii) a partner agreement pursuant to which the Company will agree to resell certain products and services of Arctic Wolf, and (iii) a strategic customer support agreement, pursuant to which Arctic Wolf will agree to provide certain customer support services to the Company.
Completion of the transaction is conditional upon the provision of customary closing deliverables and satisfaction of customary conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and nine months ended November 30, 2024, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 29, 2024 (the “Annual MD&A”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to the sale of its Cylance® endpoint security assets to Arctic Wolf Networks, Inc. (“Arctic Wolf”);
•the Company’s expectations with respect to its revenue, segment EBITDA, adjusted EBITDA, non-GAAP EPS and operating cash flow in the fourth quarter of fiscal 2025, and these items for fiscal 2025 as a whole;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview”, “Business Overview - Products and Services”, “Results of Operations - Three months ended November 30, 2024 compared to the three months ended November 30, 2023 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended November 30, 2024 compared to the three months ended November 30, 2023 - Net Income (loss)” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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

Business Overview
BlackBerry (NYSE: BB; TSX: BB) provides enterprises and governments the intelligent software and services that power the world around us. Based in Waterloo, Ontario, the Company offers the embedded OS of choice across industries and powers the safety-critical systems of over 255M vehicles. With a deep heritage in its Secure Communications, BlackBerry delivers operational resiliency with the most comprehensive, highly secure, and extensively certified platform for mobile fortification, mission-critical communications, and critical events management. The Company is also a pioneer in leveraging Artificial Intelligence and Machine Learning to deliver advanced cybersecurity solutions to its customers.
The Company has two core divisions, Secure Communications and IoT, each addressing large and growing market opportunities.
The Company’s Secure Communications division delivers operational resiliency with the most comprehensive, highly secure, and extensively certified solutions for mobile fortification, mission-critical communications, and critical events management.
The Company’s IoT division provides embedded software solutions and the Company believes it is the world’s leading automotive foundational software supplier. Its customers include major automotive original equipment manufacturers (“OEMs”) and Tier 1 suppliers that use its products in vehicles, as well as top medical OEMs. The Company’s solutions are implemented into all of the top ten automotive OEMs, top seven Tier 1 suppliers, 24 of the 25 top EV OEMs, and nine of the ten top medical OEMs.
The Company primarily generates revenue from the licensing of enterprise software and sales of associated services, including its secure communications solutions, BlackBerry QNX® software for the embedded market, technology licensing and professional consulting services. The Company focuses on strategic industries with vertical-specific use cases, including regulated enterprise markets such as financial services, government, healthcare, professional services and automotive, and other markets where embedded software and critical infrastructure are important, such as medical equipment and industrial automation.
Products and Services
The Company has a rich pedigree in innovation and has developed a range of products and services that assist customers in addressing their needs as their industries evolve, which are structured in three segments: Secure Communications, IoT (collectively with Secure Communications, “software and services”) and Licensing.
Prior to the third quarter of fiscal 2025, the Company’s Secure Communications segment included the Company’s Cylance® cybersecurity solutions business and was reported as the Cybersecurity segment. See “Business Overview - Cylance” below.
Secure Communications
The Secure Communications business consists of BlackBerry unified endpoint management (“UEM”) solutions, SecuSUITE® and BlackBerry® AtHoc®.
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
The BlackBerry Secure Communications and IoT divisions are complemented by the enterprise and cybersecurity consulting services offered by the Company’s BlackBerry® Professional Services business. BlackBerry Professional Services provides platform-agnostic strategies to address mobility-based challenges, providing expert deployment support, end-to-end delivery (from system design to user training), application consulting, and experienced project management.
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
Cylance
On October 16, 2024, the Company announced that it was revisiting capital allocation priorities, noting that estimates of the level of investment required to grow the Cylance business to scale and profitability would be substantial and would require a number of years and, as such, the Company would begin exploring opportunities for the business. At November 30, 2024, the Company determined that the assets and liabilities constituting the Cylance business met the criteria requiring them to be classified as held for sale as specified in Accounting Standards Codification (“ASC”) 360 Property, Plant and Equipment, which in turn meant that the Cylance business met the criteria for presentation as a discontinued operations under ASC 205 Presentation of Financial Statements. While presented as a discontinued operations in its Consolidated Statement of Operations, the Company continues to operate Cylance during the time that the assets and liabilities constituting its business are held for sale. As a result of Cylance becoming a discontinued operation, it is no longer reported alongside UEM, SecuSuite and AtHoc as the Cybersecurity segment, and those three businesses are now reported separately from Cylance as the Secure Communications segment.
On December 15, 2024, the Company entered into an agreement to sell the Company’s Cylance endpoint security assets to Arctic Wolf for a purchase price consisting of $160 million of cash, subject to certain purchase price adjustments (the “Cash Consideration”), and 5.5 million common shares in Arctic Wolf. After giving effect to the purchase price adjustments, the Company will receive the common shares and approximately $80 million of the Cash Consideration at the closing of the transaction, and approximately $40 million of the Cash Consideration on the one-year anniversary of closing.
Cylance’s cybersecurity solutions include: CylanceENDPOINT™, an integrated endpoint security solution that leverages the Cylance AI model and OneAlert EDR console, to prevent, detect and remediate cyber threats at the endpoint, including on mobile; CylanceMDR™, a managed detection and response solution that provides 24/7 threat hunting and monitoring, as well as integrated critical event management communications during a cyber incident; and CylanceEDGE™, an AI-powered continuous authentication zero trust network access solution that provides secure access to applications and data loss prevention. The Company also offers incident response, compromise assessment and containment services to assist clients with forensic analysis, state of existing systems and remediation of attacks.
Recent Developments
The Company has continued to execute on its strategy in fiscal 2025 and announced the following significant achievements during and subsequent to the most recent quarter:
Products and Innovation:
•Announced that QNX embedded technology powers more than 255 million vehicles;
•BlackBerry QNX introduced software-defined functional safety platform in collaboration with Intel for industrial automation; and
•Announced that BlackBerry AtHoc is "in process" to become the first critical events management solution to obtain FedRAMP high authorization.
Customers and Partners:
•BlackBerry QNX was selected by Hyundai Mobis to power its next-generation digital cockpit platform; and
•Announced the Government of Canada's investment in the Malaysia Cybersecurity Center of Excellence to enhance cyber resilience in Southeast Asia.
Environmental, Sustainability and Corporate Governance:
•BlackBerry and Arctic Wolf announced that they have entered into a definitive agreement for Arctic Wolf to acquire BlackBerry’s Cylance endpoint security assets; and
•Appointed Lisa Bahash, an automotive OEM and Tier 1 supplier veteran, to the Board of Directors.

Third Quarter Fiscal 2025 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended November 30, 2024 compared to the quarter ended November 30, 2023 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	November 30, 2024	November 30, 2023	Change
Revenue	$143	$152	$(9)
Gross margin	112	119	(7)
Operating expenses	93	101	(8)
Investment income, net	—	5	(5)
Income before income taxes	19	23	(4)
Provision for income taxes	7	15	(8)
Income from continuing operations	12	8	4
Loss from discontinued operations	(23)	(29)	6
Net loss	$(11)	$(21)	$10
Loss per share - reported
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.05)

Weighted-average number of shares outstanding (000’s)
Basic	591,240	584,331
Diluted (1)	593,530	638,470
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the third quarter of fiscal 2025 does not include the dilutive effect of the Debentures (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the third quarter of fiscal 2024 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.

The following tables show information by operating segment for the three and nine months ended November 30, 2024 and November 30, 2023. The Company reports segment information in accordance with U.S. GAAP ASC Section 280 based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance of the Company’s reportable operating segments. During the third quarter of fiscal 2025, the CODM changed the measure of profit or loss used under the “management” approach in reviewing the results of the Company’s operating segments from segment gross margin to segment EBITDA. Prior period comparatives have been recast to reflect the change in metric along with the significant categories of operating expenses included within this metric, and the change in presentation relating to facilities reclassed as disclosed in Note 1 to the Consolidated Financial Statements. See Note 11 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Secure Communications			IoT			Licensing			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$74	$91	$(17)	$62	$55	$7	$7	$6	$1	$143	$152	$(9)
Segment cost of sales	20	23	(3)	9	8	1	2	1	1	31	32	(1)
Segment gross margin	$54	$68	$(14)	$53	$47	$6	$5	$5	$—	$112	$120	$(8)
Segment research and development	11	12	(1)	16	15	1	—	—	—	27	27	—
Segment sales and marketing	12	15	(3)	11	10	1	—	—	—	23	25	(2)
Segment general and administrative	10	9	1	9	10	(1)	1	6	(5)	20	25	(5)
Less amortization included in the above	1	1	—	1	—	1	2	3	(1)	4	4	—
Segment EBITDA	$22	$33	$(11)	$18	$12	$6	$6	$2	$4	$46	$47	$(1)

	For the Nine Months Ended
	(in millions)
	Secure Communications			IoT			Licensing			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$205	$212	$(7)	$170	$149	$21	$16	$245	$(229)	$391	$606	$(215)
Segment cost of sales	67	62	5	28	24	4	5	150	(145)	100	236	(136)
Segment gross margin	$138	$150	$(12)	$142	$125	$17	$11	$95	$(84)	$291	$370	$(79)
Segment research and development	36	44	(8)	47	49	(2)	—	—	—	83	93	(10)
Segment sales and marketing	34	45	(11)	32	31	1	—	—	—	66	76	(10)
Segment general and administrative	30	35	(5)	25	32	(7)	5	19	(14)	60	86	(26)
Less amortization included in the above	3	4	(1)	2	2	—	6	8	(2)	11	14	(3)
Segment EBITDA	$41	$30	$11	$40	$15	$25	$12	$84	$(72)	$93	$129	$(36)

The following tables reconcile the Company’s segment gross margin results for the three and nine months ended November 30, 2024 to consolidated U.S. GAAP results:

	For the Three Months Ended November 30, 2024
	(in millions)
	Secure Communications	IoT	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$74	$62	$7	$143	$—	$143
Cost of sales	20	9	2	31	—	31
Gross margin (1)	$54	$53	$5	$112	$—	$112
Operating expenses					93	93
Investment income, net					—	—
Income before income taxes						$19

	For the Nine Months Ended November 30, 2024
	(in millions)
	Secure Communications	IoT	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$205	$170	$16	$391	$—	$391
Cost of sales	67	28	5	100	2	102
Gross margin (1)	$138	$142	$11	$291	$(2)	$289
Operating expenses					282	282
Investment income, net					8	8
Income before income taxes						$15
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and nine months ended November 30, 2024.
The following tables reconcile the Company’s segment gross margin results for the three and nine months ended November 30, 2023 to consolidated U.S. GAAP results:

	For the Three Months Ended November 30, 2023
	(in millions)
	Secure Communications	IoT	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$91	$55	$6	$152	$—	$152
Cost of sales	23	8	1	32	1	33
Gross margin (1)	$68	$47	$5	$120	$(1)	$119
Operating expenses					101	101
Investment income, net					5	5
Income before income taxes						$23

	For the Nine Months Ended November 30, 2023
	(in millions)
	Secure Communications	IoT	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$212	$149	$245	$606	$—	$606
Cost of sales	62	24	150	236	3	239
Gross margin (1)	$150	$125	$95	$370	$(3)	$367
Operating expenses					342	342
Investment income, net					15	15
Income before income taxes						$40
______________________________

(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and nine months ended November 30, 2023.
The following tables reconcile the Company’s segment EBITDA results for the three and nine months ended November 30, 2024 and November 30, 2023 to consolidated U.S. GAAP results:

	For the Three Months Ended		For the Nine Months Ended
	(in millions)		(in millions)
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Total Segment EBITDA	$46	$47	$93	$129
Adjustments (1):
Stock compensation expense	4	7	16	25
Restructuring expenses	7	9	16	17
Less
Corporate general and administrative expense	9	10	31	24
Amortization	6	7	19	26
Impairment of long-lived assets	1	9	4	9
Prior Debentures fair value adjustment	—	(13)	—	3
Investment income	—	(5)	(8)	(15)
Consolidated income from continuing operations before income taxes	$19	$23	$15	$40
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three and nine months ended November 30, 2024 and November 30, 2023.
Financial Highlights
The Company had $266 million in cash, cash equivalents and investments as of November 30, 2024 (February 29, 2024 - $298 million).
In the third quarter of fiscal 2025, the Company recognized revenue from continuing operations of $143 million and incurred a net loss of $11 million, or $0.02 basic and diluted loss per share, on a U.S. GAAP basis (third quarter of fiscal 2024 - revenue from continuing operations of $152 million and net loss of $21 million, or $0.04 basic loss per share and $0.05 diluted loss per share).
The Company recognized adjusted net income of $12 million, and adjusted earnings of $0.02 per share, on a non-GAAP basis in the third quarter of fiscal 2025 (third quarter of fiscal 2024 - adjusted net income of $3 million, and adjusted earnings of $0.01 per share). See “Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On December 19, 2024, the Company announced financial results for the three and nine months ended November 30, 2024, which included certain non-GAAP financial measures and non-GAAP ratios, including revenue from continuing and discontinued operation, Cybersecurity revenue from continuing and discontinued operations, adjusted gross margin, adjusted gross margin percentage, Cybersecurity gross margin from continuing and discontinued operations, adjusted gross margin from continuing and discontinued operations, adjusted gross margin percentage from continuing and discontinued operations, adjusted operating expense, adjusted operating expense from continuing and discontinued operations, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA from continuing and discontinued operations, adjusted Cybersecurity EBITDA from continuing and discontinued operations and free cash flow (usage).
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
•Prior Debentures fair value adjustment. The Company elected to measure the Prior Debentures at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the Prior Debentures were recalculated and the resulting non-cash income and charges from the change in fair value from non-credit components of the Prior Debentures were recognized in income. The amount varied each period depending on changes to the Company’s share price, share price volatility and credit indices. This was not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
•Restructuring charges. The Company believes that restructuring costs relating to employee termination benefits, facilities, streamlining many of the Company’s centralized corporate functions into Secure Communications (previously Cybersecurity) and IoT specific teams, and other costs pursuant to programs to reduce the Company’s annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended November 30, 2024 and November 30, 2023
Readers are cautioned that revenue from continuing and discontinued operation, Cybersecurity revenue from continuing and discontinued operations, adjusted gross margin, adjusted gross margin percentage, Cybersecurity gross margin from continuing and discontinued operations, adjusted gross margin from continuing and discontinued operations, adjusted gross margin percentage from continuing and discontinued operations, adjusted operating expense, adjusted operating expense from continuing and discontinued operations, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA from continuing and discontinued operations, adjusted Cybersecurity EBITDA from continuing and discontinued operations and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended November 30, 2024 and November 30, 2023 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2024	November 30, 2023
Revenue	$143	$152
Cylance revenue	19	23
Revenue from continuing and discontinued operations	$162	$175

Secure Communication revenue	$74	$91
Cylance revenue	19	23
Cybersecurity revenue from continuing and discontinued operations	$93	$114

Gross margin	$112	$119
Stock compensation expense	—	1
Adjusted gross margin	$112	$120

Gross margin %	78.3%	78.3%
Stock compensation expense	—%	0.6%
Adjusted gross margin %	78.3%	78.9%

Secure Communication gross margin	$54	$68
Cylance gross margin	8	10
Cybersecurity gross margin from continuing and discontinued operations	$62	$78

Gross margin	$112	$119
Cylance gross margin	8	10
Stock compensation expense	—	1
Adjusted gross margin from continuing and discontinued operations	$120	$130

Gross margin %	78.3%	78.3%
Cylance gross margin	(4.2)%	(4.6)%
Stock compensation expense	—%	0.6%
Adjusted gross margin % from continuing and discontinued operations	74.1%	74.3%

Reconciliation of U.S. GAAP operating expense for the three months ended November 30, 2024, August 31, 2024 and November 30, 2023 to adjusted operating expense and adjusted operating expense from continuing and discontinued operations is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2024	August 31, 2024	November 30, 2023
Operating expense	$93	$85	$101
Restructuring charges	7	1	9
Stock compensation expense	4	4	6
Prior Debentures fair value adjustment	—	—	(13)
Acquired intangibles amortization	2	3	2
LLA impairment charge	1	—	9
Adjusted operating expense	$79	$77	$88

For the Three Months Ended (in millions)	November 30, 2024	August 31, 2024	November 30, 2023
Operating expense	$93	$85	$101
Add:
Cylance operating expenses	31	31	39
Less:
Restructuring charges	7	1	9
Stock compensation expense	4	4	6
Prior Debentures fair value adjustment	—	—	(13)
Acquired intangibles amortization	2	3	2
LLA impairment charge	1	—	9
Cylance stock compensation expense	2	2	1
Cylance acquired intangible amortization	7	6	7
Cylance LLA impairment charge	—	—	2
Adjusted operating expense from continuing and discontinued operations	$101	$100	$117
Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the three months ended November 30, 2024 and November 30, 2023 to adjusted net income and adjusted basic earnings per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	November 30, 2024		November 30, 2023
		Basic earnings (loss) per share		Basic earnings (loss) per share
Net loss	$(11)	$(0.02)	$(21)	$(0.04)
Restructuring charges	7		9
Stock compensation expense	6		8
Prior Debentures fair value adjustment	—		(13)
Acquired intangibles amortization	9		9
LLA impairment charge	1		11
Adjusted net income	$12	$0.02	$3	$0.01

Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the three months ended November 30, 2024 and November 30, 2023 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2024	November 30, 2023
Research and development	$27	$29
Stock compensation expense	1	2
Adjusted research and development expense	$26	$27

Sales and marketing	$23	$25
Stock compensation expense	1	—
Adjusted sales and marketing expense	$22	$25

General and administrative	$38	$45
Restructuring charges	7	9
Stock compensation expense	2	4
Adjusted general and administrative expense	$29	$32

Amortization	$4	$6
Acquired intangibles amortization	2	2
Adjusted amortization expense	$2	$4

Adjusted EBITDA from continuing and discontinued operations, and adjusted Cybersecurity EBITDA from continuing and discontinued operations for the three months ended November 30, 2024 and November 30, 2023 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Three Months Ended (in millions)	November 30, 2024	November 30, 2023
Net loss	$(11)	$(21)
Non-GAAP adjustments to net loss
Restructuring charges	7	9
Stock compensation expense	6	8
Prior Debentures fair value adjustment	—	(13)
Acquired intangibles amortization	9	9
LLA impairment charge	1	11
Total non-GAAP adjustments to net loss	23	24
Amortization	13	14
Acquired intangibles amortization	(9)	(9)
Investment income, net	—	(5)
Provision for income taxes	7	15
Adjusted EBITDA from continuing and discontinued operations	$23	$18

For the Three Months Ended (in millions)	November 30, 2024	November 30, 2023
Net loss	$(11)	$(21)
Non-GAAP adjustments to net loss
Restructuring charges	7	9
Stock compensation expense	6	8
Prior Debentures fair value adjustment	—	(13)
Acquired intangibles amortization	9	9
LLA impairment charge	1	11
Total non-GAAP adjustments to net loss	23	24
Amortization	13	14
Acquired intangibles amortization	(9)	(9)
Investment income, net	—	(5)
Provision for income taxes	7	15
Less:
IoT Segment EBITDA	18	12
Licensing Segment EBITDA	6	2
Corporate general and administrative expense	(9)	(10)
Adjusted Cybersecurity EBITDA from continuing and discontinued operations	$8	$14

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the nine months ended November 30, 2024 and November 30, 2023.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the nine months ended November 30, 2024 and November 30, 2023 to adjusted financial measures is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2024	November 30, 2023
Gross margin	$289	$367
Stock compensation expense	2	3
Adjusted gross margin	$291	$370

Gross margin %	73.9%	60.6%
Stock compensation expense	0.5%	0.5%
Adjusted gross margin %	74.4%	61.1%

Reconciliation of U.S. GAAP operating expense for the nine months ended November 30, 2024 and November 30, 2023 to adjusted operating expense is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2024	November 30, 2023
Operating expense	$282	$342
Restructuring charges	16	17
Stock compensation expense	14	22
Prior Debentures fair value adjustment	—	3
Acquired intangibles amortization	6	9
LLA impairment charge	4	9
Adjusted operating expense	$242	$282

Reconciliation of U.S. GAAP net loss and U.S. GAAP basic loss per share for the nine months ended November 30, 2024 and November 30, 2023 to the adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Nine Months Ended (in millions, except per share amounts)	November 30, 2024		November 30, 2023
		Basic loss per share		Basic earnings (loss) per share
Net loss	$(72)	$(0.12)	$(74)	$(0.13)
Restructuring charges	16		17
Stock compensation expense	21		28
Prior Debentures fair value adjustment	—		3
Acquired intangibles amortization	26		29
LLA impairment charge	4		11
Adjusted net income (loss)	$(5)	$(0.01)	$14	$0.02

Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the nine months ended November 30, 2024 and November 30, 2023 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2024	November 30, 2023
Research and development	$85	$98
Stock compensation expense	4	6
Adjusted research and development expense	$81	$92

Sales and marketing	$68	$77
Stock compensation expense	2	2
Adjusted sales and marketing expense	$66	$75

General and administrative	$111	$133
Restructuring charges	16	17
Stock compensation expense	8	14
Adjusted general and administrative expense	$87	$102

Amortization	$14	$22
Acquired intangibles amortization	6	9
Adjusted amortization expense	$8	$13
Adjusted EBITDA from continuing and discontinued operations for the nine months ended November 30, 2024 and November 30, 2023 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Nine Months Ended (in millions)	November 30, 2024	November 30, 2023
Net loss	$(72)	$(74)
Non-GAAP adjustments to operating loss
Restructuring charges	16	17
Stock compensation expense	21	28
Prior Debentures fair value adjustment	—	3
Acquired intangibles amortization	26	29
LLA impairment charge	4	11
Total non-GAAP adjustments to net loss	67	88
Amortization	39	46
Acquired intangibles amortization	(26)	(29)
Investment income, net	(8)	(15)
Provision for income taxes	16	20
Adjusted EBITDA from continuing and discontinued operations	$16	$36

The Company uses free cash flow (usage) when assessing its sources of liquidity, capital resources, and quality of earnings. The Company believes that free cash flow (usage) is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business.
Reconciliation of U.S. GAAP net cash used in operating activities for the three months ended November 30, 2024 and November 30, 2023 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2024	November 30, 2023
Net cash provided by (used in) operating activities	$3	$(31)
Acquisition of property, plant and equipment	—	(2)
Free cash flow (usage)	$3	$(33)
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that annual recurring revenue (“ARR”), dollar-based net retention rate (“DBNRR”), and recurring revenue percentage do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies. Each of Cybersecurity ARR, DBNRR, and recurring revenue percentage includes both continuing operations and discontinued operations.
Comparative breakdowns of certain key metrics for the three months ended or as at November 30, 2024 and November 30, 2023 are set forth below.

For the Three Months Ended (in millions)	November 30, 2024	November 30, 2023	Change
Cybersecurity Annual Recurring Revenue	$281	$273	$8
Secure Communications Annual Recurring Revenue	$215	$199	$16
Cybersecurity Dollar-Based Net Retention Rate	90%	82%	8%
Secure Communications Dollar-Based Net Retention Rate	95%	91%	4%
Recurring Software Product Revenue Percentage	80%	~ 70%	10%
Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company previously used ARR as an indicator of business momentum for the Cybersecurity business and currently uses ARR as an indicator of business momentum for the Secure Communications business.
Cybersecurity ARR was approximately $281 million as at November 30, 2024 and increased compared to $279 million as at August 31, 2024 and increased compared to $273 million as at November 30, 2023.

Secure Communications ARR was approximately $215 million as at November 30, 2024 and increased compared to $209 million as at August 31, 2024 and increased compared to $199 million as at November 30, 2023.
Dollar-Based Net Retention Rate
The Company calculates the Cybersecurity and Secure Communications DBNRR as of period end by first calculating the Cybersecurity ARR and Secure Communications ARR, respectively, from the customer base as at 12 months prior to the current period end (“Prior Period ARR”). The Company then calculates the Cybersecurity and Secure Communications ARR for the same cohort of customers as at the current period end (“Current Period ARR”). The Company then divides the Current Period ARR by the Prior Period ARR to calculate the DBNRR.
Cybersecurity DBNRR was 90% as at November 30, 2024 and increased compared to 88% as at August 31, 2024 and increased compared to 82% as at November 30, 2023.
Secure Communications DBNRR was 95% as at November 30, 2024 and increased compared to 93% as at August 31, 2024 and increased compared to 91% as at November 30, 2023.

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
Total software and services product revenue, excluding professional services, was approximately 80% recurring for the three months ended November 30, 2024 and was consistent with approximately 80% recurring for the three months ended August 31, 2024 and increased from approximately 70% for the three months ended November 30, 2023 due to product mix.
Results of Operations - Three months ended November 30, 2024 compared to the three months ended November 30, 2023
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	November 30, 2024	November 30, 2023	Change
Revenue by Segment
Secure Communications	$74	$91	$(17)
IoT	62	55	7
Licensing	7	6	1
	$143	$152	$(9)

% Revenue by Segment
Secure Communications	51.7%	59.9%
IoT	43.4%	36.2%
Licensing	4.9%	3.9%
	100.0%	100.0%
Secure Communications
The decrease in Secure Communications revenue of $17 million was primarily due to a decrease of $17 million in product revenue in Secusmart, a decrease of $1 million of BlackBerry UEM licenses revenue and a decrease of $1 million in BlackBerry AtHoc, partially offset by an increase of $2 million in professional services.
The Company previously stated that it expected Cybersecurity revenue to be in the range of $86 million to $90 million in the third quarter of fiscal 2025. Cybersecurity revenue (consisting of Secure Communications plus Cylance) was $93 million in the third quarter of fiscal 2025, higher than expected due to strong Secusmart revenue.
The Company expects Secure Communications revenue to be in the range of $62 million to $66 million in the fourth quarter of fiscal 2025.
The Company previously stated that it expected Cybersecurity revenue to be in the range of $345 million to $365 million in each of fiscal years 2026 and 2027. Due to the reporting of the Cylance business as a discontinued operation, the Company is retracting this guidance.
IoT
The increase in IoT revenue of $7 million was primarily due to an increase of $5 million in BlackBerry QNX royalty revenue, an increase of $2 million in BlackBerry QNX development seat revenue, and an increase of $1 million in BlackBerry Radar, partially offset by a decrease of $2 million in professional services revenue.
The Company previously stated that it expected IoT revenue to be in the range of $56 million to $60 million in the third quarter of fiscal 2025. IoT revenue was $62 million due to stronger than expected BlackBerry QNX royalty revenue.
The Company expects IoT revenue to be in the range of $60 million to $65 million in the fourth quarter of fiscal 2025.

The Company previously stated that it expected IoT revenue to be in the range of $225 million to $235 million in fiscal 2025. The Company now expects IoT revenue to be in the range of $230 million to $235 million in fiscal 2025 due to stronger than expected BlackBerry QNX revenue in the first nine months of fiscal 2025.
The Company expects IoT revenue to be in the range of $260 million to $270 million in fiscal 2026 and to be in the range of $295 million to $305 million in fiscal 2027.
Licensing
The increase in Licensing revenue was $1 million.
The Company previously stated that it expected revenue from intellectual property licensing to be approximately $4 million in each of the four quarters of fiscal 2025. Intellectual property licensing revenue was $7 million in the third quarter of fiscal 2025.
The Company expects Licensing revenue of $16 million in each of fiscal 2026 and fiscal 2027.
Total BlackBerry Revenue
The Company previously stated that it expected total BlackBerry revenue to be in the range of $146 million to $154 million in the third quarter of fiscal 2025. Total BlackBerry revenue from both continuing and discontinued operations was $162 million in the third quarter of fiscal 2025, better than expected due to the reasons noted above.
The Company expects total BlackBerry revenue from continuing operations to be in the range of $126 million to $135 million in the fourth quarter of fiscal 2025. The Company previously stated that it expected total BlackBerry revenue to be in the range of $591 million to $616 million in fiscal 2025, to be in the range of $620 million to $650 million in fiscal 2026 and to be in the range of $655 million to $685 million in fiscal 2027. Due to the reporting of the Cylance business as a discontinued operation, the Company is retracting this guidance, and expects total BlackBerry revenue from continuing operations to be in the range of $517 million and $526 million for fiscal 2025 as a whole.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	November 30, 2024	November 30, 2023	Change
Revenue by Geography
North America	$63	$62	$1
Europe, Middle East and Africa	53	47	6
Other regions	27	43	(16)
	$143	$152	$(9)

% Revenue by Geography
North America	44.1%	40.8%
Europe, Middle East and Africa	37.0%	30.9%
Other regions	18.9%	28.3%
	100.0%	100.0%
North America Revenue
The increase in North America revenue of $1 million was primarily due to an increase of $2 million in BlackBerry Radar, partially offset by a decrease of $1 million in BlackBerry AtHoc.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $6 million was primarily due to an increase of $9 million relating to product revenue in Secusmart, partially offset by a decrease of $2 million in BlackBerry QNX royalty revenue, and a decrease of $1 million in BlackBerry UEM license revenue.

Other Regions Revenue
The decrease in Other regions revenue of $16 million was primarily due to a decrease of $25 million relating to revenue from the Company’s agreement with the Government of Malaysia in the third quarter of fiscal 2024 that did not recur, partially offset by an increase of $4 million in QNX royalty revenue, an increase of $2 million in professional services and an increase of $2 million in BlackBerry QNX development seat revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $7 million to approximately $112 million in the third quarter of fiscal 2025 (third quarter of fiscal 2024 - $119 million). The decrease was primarily due to a decrease in revenue from Secusmart, partially offset by an increase in revenue from BlackBerry UEM and BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most software and services products does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage was consistent at 78.3% of consolidated revenue in the third quarter of fiscal 2025 (third quarter of fiscal 2024 - 78.3%).
The Company previously stated that it expected consolidated gross margin percentage to be 71% in fiscal 2025, 73% in fiscal 2026 and 74% in fiscal 2027. Due to the reporting of the Cylance business as a discontinued operation, the Company is retracting this guidance.
Gross Margin and EBITDA by Segment
See “Third Quarter Fiscal 2025 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Secure Communications			IoT			Licensing			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$74	$91	$(17)	$62	$55	$7	$7	$6	$1	$143	$152	$(9)
Segment cost of sales	20	23	(3)	9	8	1	2	1	1	31	32	(1)
Segment gross margin	$54	$68	$(14)	$53	$47	$6	$5	$5	$—	$112	$120	$(8)
Segment gross margin %	73%	75%	(2%)	85%	85%	—%	71%	83%	(12%)	78%	79%	(1%)
Segment research and development	11	12	(1)	16	15	1	—	—	—	27	27	—
Segment sales and marketing	12	15	(3)	11	10	1	—	—	—	23	25	(2)
Segment general and administrative	10	9	1	9	10	(1)	1	6	(5)	20	25	(5)
Less amortization included in the above	1	1	—	1	—	1	2	3	(1)	4	4	—
Segment EBITDA	$22	$33	$(11)	$18	$12	$6	$6	$2	$4	$46	$47	$(1)
Secure Communications
The decrease in Secure Communications gross margin of $14 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in Secure Communications gross margin percentage of 2% was due to a decrease in revenue from Secusmart, which had a higher gross margin percentage in the third quarter of fiscal 2024 due to revenue recognized on the Company’s agreement with the Government of Malaysia that did not recur.
The decrease in Secure Communications EBITDA of $11 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by the decreases in salaries and benefits expense in research and development and sales and marketing.

Cybersecurity gross margin (consisting of Secure Communications plus Cylance) was 67% in the third quarter of fiscal 2025.
The Company expects Secure Communications EBITDA to be approximately $52 million for fiscal 2025 as a whole.
The Company previously stated that Cybersecurity segment EBITDA was expected to be $0 in fiscal 2025 as a whole, in the range of $25 million to $35 million in fiscal 2026 and in the range of $30 million to $40 million in fiscal 2027. Due to the reporting of the Cylance business as a discontinued operation, the Company is retracting this guidance.
The Company previously stated that Cybersecurity segment gross margin was expected to be 62% in fiscal 2025, 65% in fiscal 2026 and 66% in fiscal 2027. Due to the reporting of the Cylance business as a discontinued operation, the Company is retracting this guidance.
IoT
The increase in IoT gross margin of $6 million was primarily due to the reasons discussed above in “Revenue by Segment”.
IoT gross margin percentage of 85% was consistent with the third quarter of fiscal 2024.
The increase in IoT EBITDA of $6 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The Company expects IoT EBITDA to be in the range of $40 million to $45 million in fiscal 2025, $55 million to $65 million in fiscal 2026, and $75 million to $80 million in fiscal 2027.
The Company expects IoT EBITDA margin percentage to be approximately 18% in fiscal 2025, 22% in fiscal 2026 and 26% in fiscal 2027.
Licensing
Licensing gross margin of $5 million was consistent with the third quarter of fiscal 2024.
The decrease in Licensing gross margin percentage of 12% was due to an increase in patent amortization expense included in cost of sales.
The increase in Licensing EBITDA of $4 million was primarily due to a decrease in legal expense.
The Company expects Licensing EBITDA margin percentage to be approximately 65% in each of fiscal 2025, fiscal 2026 and fiscal 2027.

Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expenses for the quarter ended November 30, 2024, compared to the quarter ended August 31, 2024 and the quarter ended November 30, 2023. The Company believes it is meaningful to provide a sequential comparison between the third quarter of fiscal 2025 and the second quarter of fiscal 2025.

	For the Three Months Ended (in millions)
	November 30, 2024	August 31, 2024	November 30, 2023
Revenue	$143	$125	$152
Operating expenses
Research and development	27	28	29
Sales and marketing	23	22	25
General and administrative	38	30	45
Amortization	4	5	6
Impairment of long-lived assets	1	—	9
Prior Debentures fair value adjustment	—	—	(13)
Total	$93	$85	$101

Operating Expenses as % of Revenue
Research and development	18.9%	22.4%	19.1%
Sales and marketing	16.1%	17.6%	16.4%
General and administrative	26.6%	24.0%	29.6%
Amortization	2.8%	4.0%	3.9%
Impairment of long-lived assets	0.7%	—%	5.9%
Prior Debentures fair value adjustment	—%	—%	(8.6%)
Total	65.0%	68.0%	66.4%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended November 30, 2024, August 31, 2024 and November 30, 2023.
U.S. GAAP Operating Expenses
Operating expenses increased by $8 million sequentially, or 9.4%, in the third quarter of fiscal 2025, compared to the second quarter of fiscal 2025 primarily due to an increase of $6 million in restructuring costs, an increase of $1 million in the Company’s deferred share unit costs, and an increase of $1 million in marketing and advertising costs.
Operating expenses decreased by $8 million year-over-year, or 7.9%, in the third quarter of fiscal 2025, compared to the third quarter of fiscal 2024 primarily due to a decrease of $10 million in salaries and benefits expenses, a decrease of $8 million in impairment of long-lived assets, a decrease of $2 million in facilities cost, a decrease of $2 million in marketing and advertising costs, and a decrease of $2 million in amortization expense, partially offset by the fair value adjustment related to the Prior Debentures incurred in the third quarter of fiscal 2024 of $13 million which did not recur, and an increase of $4 million in the Company’s deferred share unit costs.
Adjusted Operating Expenses
Adjusted operating expenses increased by $2 million sequentially, or 2.6%, to $79 million in the third quarter of fiscal 2025 compared to $77 million in the second quarter of fiscal 2025. The increase was primarily due to an increase of $1 million in the Company’s deferred share unit costs, an increase of $1 million in marketing and advertising costs, and an increase of $1 million in sales incentive plan costs.
Adjusted operating expenses decreased by $9 million year-over-year, or 10.2%, to $79 million in the third quarter of fiscal 2025, compared to $88 million in the third quarter of fiscal 2024. The decrease was primarily due to a decrease of $10 million in salaries and benefits expenses, a decrease of $2 million in facilities cost, a decrease of $2 million in marketing and advertising costs, and a decrease of $1 million in amortization expense, partially offset by an increase of $4 million in the Company’s deferred share unit costs.

The Company previously stated that it expected its average quarterly non-GAAP operating expense run rate to be approximately $110 million in fiscal 2025. Non-GAAP operating expense was $101 million in the third quarter of fiscal 2025. Due to the reporting of the Cylance business as a discontinued operation, the Company is retracting this guidance.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $2 million, or 6.9%, in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 primarily due to a decrease of $4 million in salaries and benefits expense, and a decrease of $1 million in consulting expenses, and a decrease of $1 million in infrastructure costs, partially offset by an increase of $4 million in variable incentive plan costs.
Adjusted research and development expenses decreased by $1 million, or 3.7%, to $26 million in the third quarter of fiscal 2025 compared to $27 million the third quarter of fiscal 2025, primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses decreased by $2 million, or 8.0%, in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, primarily due to a decrease of $2 million in salaries and benefits expense and a decrease of $1 million in marketing and advertising costs.
Adjusted sales and marketing expenses decreased by $3 million, or 12.0%, to $22 million in the third quarter of fiscal 2025 compared to $25 million in the third quarter of fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $7 million, or 15.6%, in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The decrease was primarily due to a decrease of $6 million in legal expense, a decrease of $5 million in salaries and benefits, a decrease of $2 million in facilities cost, and a decrease of $2 million in stock compensation expense, partially offset by an increase of $4 million in the Company’s deferred share unit costs, and an increase of $3 million in variable incentive plan cost.
Adjusted general and administrative expenses decreased by $3 million, or 9.4%, to $29 million in the third quarter of fiscal 2025 compared to $32 million in the third quarter of fiscal 2024. The decrease was primarily due to a decrease of $6 million in legal expense, a decrease of $4 million in salaries and benefits expense, and a decrease of $2 million in facilities cost, partially offset by an increase of $4 million in the Company’s deferred share unit costs, and an increase of $3 million in variable incentive plan cost.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended November 30, 2024 compared to the quarter ended November 30, 2023. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	November 30, 2024	November 30, 2023	Change
Property, plant and equipment	$2	$2	$—
Intangible assets	2	4	(2)
Total	$4	$6	$(2)

	Included in Cost of Sales
	November 30, 2024	November 30, 2023	Change
Intangible assets	$2	$1	$1
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $2 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $2 million to $2 million in the third quarter of fiscal 2025 compared to $4 million in the third quarter of fiscal 2024 was primarily due to the lower cost base of assets.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations decreased by $2 million to $2 million in the third quarter of fiscal 2025 compared to $1 million in the third quarter of fiscal 2024 due to an increase in patent amortization expense included in cost of sales.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), was nil in the third quarter of fiscal 2025 and decreased by $5 million from investment income, net of $5 million in the third quarter of fiscal 2024 primarily due to unrealized losses recognized from observable price changes on non-marketable equity investments without readily determinable fair value in the third quarter of fiscal 2025 and a lower yield on cash and investments.
Income Taxes
For the third quarter of fiscal 2025, the Company’s net effective income tax expense rate was approximately 175% (third quarter of fiscal 2024 - net effective income tax expense rate of approximately 250%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (loss)
The Company’s net income from continuing operations for the third quarter of fiscal 2025 was $12 million, or $0.02 basic and diluted earnings per share on a U.S. GAAP basis (third quarter of fiscal 2024 - net income from continuing operations of $8 million, or $0.01 basic earnings per share and $0.01 diluted loss per share). The increase in net income of $4 million was primarily due to a decrease in operating expenses, as described above in “Operating Expenses”, partially offset by a decrease in revenue, as described above in “Revenue by Segment”.
The Company’s net loss from discontinued operations for the third quarter of fiscal 2025 was $23 million, or $0.04 basic and diluted loss per share on a U.S. GAAP basis (third quarter of fiscal 2024 - net loss from discontinued operations of $29 million, or $0.05 basic loss per share and $0.06 diluted loss per share). The decrease in net loss of $6 million was primarily due to a decrease in operating expenses primarily due to a decrease in salaries and benefits expense, partially offset by a decrease in revenue in Cylance cybersecurity solutions.

Adjusted net income was $12 million in the third quarter of fiscal 2025, or $0.02 adjusted basic loss per share (third quarter of fiscal 2024 - adjusted net income of $3 million, or $0.01 adjusted basic loss per share). The increase in adjusted net income of $9 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The Company previously stated that it expected a sequential improvement in operating cash flow in the third quarter of fiscal 2025. Operating cash flow usage was $3 million in the third quarter of fiscal 2025 and improved sequentially compared to the second quarter of fiscal 2025.
The Company previously stated that it expected non-GAAP EPS to be in the range of ($0.01) to $0.01, adjusted EBITDA to be in the range of breakeven to $10 million and adjusted EBITDA to improve sequentially in the third quarter of fiscal 2025. Non-GAAP EPS was $0.02 and adjusted EBITDA was $23 million in the third quarter of fiscal 2025 due to strong revenue and lower-than-expected operating costs and improved sequentially in the third quarter of fiscal 2025.
The Company previously stated it expected adjusted EBITDA to be in the range of $0 million to $10 million in fiscal 2025, to be in the range of $50 million to $65 million in fiscal 2026 and to be in the range of $80 million to $95 million in fiscal 2027. Due to the reporting of the Cylance business as a discontinued operation, the Company is retracting this guidance. The Company now expects total Company adjusted EBITDA from continuing operations to be in the range of $60 million to $70 million in fiscal 2025 and total Company adjusted EBITDA from continuing operations to be in the range of $10 million to $20 million in the fourth quarter of fiscal 2025.
The Company previously stated it expected adjusted EBITDA margin percentage to be 2% in fiscal 2025, 10% in fiscal 2026 and 14% in fiscal 2027. Due to the reporting of the Cylance business as a discontinued operation, the Company is retracting this guidance.
The Company expects the impact to adjusted EBITDA from its Corporate functions to be approximately $48 million in fiscal 2025, $40 million in fiscal 2026, and $35 million in fiscal 2027.
The Company expects non-GAAP EPS to be in the range of ($0.01) and $0.01 in the fourth quarter of fiscal 2025. The Company previously stated that it expected non-GAAP EPS to be in the range of ($0.05) to ($0.02) for fiscal 2025 as a whole. Due to the reporting of the Cylance business as a discontinued operation, the Company is retracting this guidance and now expects non-GAAP EPS to be in the range of ($0.02) to breakeven for fiscal 2025.
The Company does not provide a reconciliation of expected adjusted EBITDA and expected Non-GAAP basic EPS for the fourth quarter and full fiscal year 2025 to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges and impairment charges and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 591 million common shares for basic and diluted loss per share for the third quarter of fiscal 2025 (third quarter of fiscal 2024 - 584 million common shares for basic and diluted loss per share).

Results of Operations - Nine months ended November 30, 2024 compared to the nine months ended November 30, 2023
The following section sets forth certain consolidated statements of operations data, which is expressed in millions of dollars, except for share and per share amounts and as a percentage of revenue, for the nine months ended November 30, 2024 and November 30, 2023:

	For the Nine Months Ended
	(in millions, except for share and per share amounts)
	November 30, 2024	November 30, 2023	Change
Revenue	$391	$606	$(215)
Gross margin	289	367	(78)
Operating expenses	282	342	(60)
Investment income, net	8	15	(7)
Loss before income taxes	15	40	(25)
Provision for income taxes	16	20	(4)
Income from continuing operations	(1)	20	(21)
Loss from discontinued operations	(71)	(94)	23
Net loss	$(72)	$(74)	$2
Earnings per share - reported
Basic	$—	$0.03	$(0.03)
Diluted	$—	$0.03	$(0.03)

Weighted-average number of shares outstanding (000’s)
Basic	590,537	583,559
Diluted (1)	590,537	590,013
______________________________
(1)Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2025 does not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2024 does not include the dilutive effect of the 2020 Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2025 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Nine Months Ended
	(in millions)
	November 30, 2024	November 30, 2023	Change
Revenue by Segment
Secure Communications	$205	$212	$(7)
IoT	170	149	21
Licensing	16	245	(229)
	$391	$606	$(215)

% Revenue by Segment
Secure Communications	52.4%	35.0%
IoT	43.5%	24.6%
Licensing	4.1%	40.4%
	100.0%	100.0%

Secure Communications
The decrease in Secure Communications revenue of $7 million was primarily due to a decrease of $15 million in BlackBerry UEM license revenue, partially offset by an increase of $5 million in professional services revenue, an increase of $2 million in BlackBerry AtHoc, and an increase of $2 million relating to product revenue in Secusmart.
IoT
The increase in IoT revenue of $21 million was primarily due to an increase of $20 million in BlackBerry QNX royalty revenue, and an increase of $4 million in BlackBerry Radar, partially offset by a decrease of $2 million in BlackBerry QNX development seat revenue.
Licensing
The decrease in Licensing revenue of $229 million was primarily due to $218 million associated with the Company’s patent sale in the first quarter of fiscal 2024, which was a one-time event, and a decrease of $11 million in revenue from the Company’s intellectual property licensing arrangements.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Nine Months Ended
	(in millions)
	November 30, 2024	November 30, 2023	Change
Revenue by Geography
North America	$177	$418	$(241)
Europe, Middle East and Africa	141	116	25
Other regions	73	72	1
	$391	$606	$(215)

% Revenue by Geography
North America	45.3%	69.0%
Europe, Middle East and Africa	36.0%	19.2%
Other regions	18.7%	11.9%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $241 million was primarily due to a decrease of $228 million associated with the Company’s patent sale in the nine months ended fiscal 2024, which was a one-time event, a decrease of $15 million in BlackBerry UEM license revenue, and a decrease of $3 million relating to product revenue in Secusmart, partially offset by an increase of $4 million in BlackBerry Radar and an increase of $1 million in BlackBerry AtHoc.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $25 million was primarily due to an increase of $26 million relating to product revenue in Secusmart, an increase of $1 million in BlackBerry QNX royalty revenue, an increase of $1 million in BlackBerry AtHoc, and an increase of $1 million in professional services revenue, partially offset by a decrease of $3 million BlackBerry UEM license revenue.
Other Regions Revenue
The increase in other regions of $1 million was primarily due to an increase of $10 million in professional services, an increase of $9 million relating to BlackBerry QNX royalty revenue, an increase of $4 million in BlackBerry QNX development seat revenue, and an increase of $2 million in BlackBerry UEM license revenue, partially offset by a decrease of $24 million relating to the Company’s agreement with the Government of Malaysia in third quarter of fiscal 2024 which did not recur.

Consolidated Gross Margin
Consolidated gross margin decreased by $78 million to approximately $289 million in the first nine months of fiscal 2025 (first nine months of fiscal 2024 - $367 million). The decrease was primarily due to the patent sale in the first quarter of fiscal 2024, which was a one-time event, and a decrease in product revenue in Secusmart, partially offset by an increase in revenue from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most software and services products does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 13.3%, to approximately 73.9% of consolidated revenue in the first nine months of fiscal 2025 (first nine months of fiscal 2024 - 60.6%). The increase was primarily due to a change in mix, specifically a higher gross margin contribution from BlackBerry QNX, and a lower gross margin contribution from Licensing, which had a lower relative gross margin percentage in the first nine months of fiscal 2024 due to the patent sale.
Gross Margin by Segment
See “Business Overview” and “Third Quarter Fiscal 2025 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Nine Months Ended
	(in millions)
	Secure Communications			IoT			Licensing			Segment Totals
	November 30,		Change	November 30,		Change	November 30,		Change	November 30,		Change
	2024	2023		2024	2023		2024	2023		2024	2023
Segment revenue	$205	$212	$(7)	$170	$149	$21	$16	$245	$(229)	$391	$606	$(215)
Segment cost of sales	67	62	5	28	24	4	5	150	(145)	100	236	(136)
Segment gross margin	$138	$150	$(12)	$142	$125	$17	$11	$95	$(84)	$291	$370	$(79)
Segment gross margin %	67%	71%	(4%)	84%	84%	—%	69%	39%	30%	74%	61%	13%
Segment research and development	36	44	(8)	47	49	(2)	—	—	—	83	93	(10)
Segment sales and marketing	34	45	(11)	32	31	1	—	—	—	66	76	(10)
Segment general and administrative	30	35	(5)	25	32	(7)	5	19	(14)	60	86	(26)
Less amortization included in the above	3	4	(1)	2	2	—	6	8	(2)	11	14	(3)
Segment EBITDA	$41	$30	$11	$40	$15	$25	$12	$84	$(72)	$93	$129	$(36)
Secure Communications
The decrease in Secure Communications gross margin of $12 million was primarily due to a change in mix, specifically a decrease in gross margin contribution from Secusmart software licenses, which had a higher relative gross margin percentage in the first nine months of fiscal 2024 due to revenue recognized on the Company’s agreement with the Government of Malaysia that did not recur.
The decrease in Secure Communications gross margin percentage of 4% was primarily due to the same reasons discussed above.
The increase in Secure Communications EBITDA of $11 million was primarily due primarily due to the decreases in salaries and benefits expense in research and development and sales and marketing, partially offset by the reasons discussed above in “Revenue by Segment”.
IoT
The increase of IoT gross margin of $17 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to Radar hardware devices.
IoT gross margin percentage of 84% was consistent with the first nine months of fiscal 2024.
The increase of IoT EBITDA of $25 million was primarily due to the reasons discussed above in “Revenue by Segment” and a decrease in facilities costs and a decrease in consulting costs.

Licensing
The decrease in Licensing gross margin of $84 million was primarily due to the patent sale in the first quarter of fiscal 2024, which had a lower relative gross margin percentage due to the cost basis of the sold assets which was de-recognized.
The increase in Licensing gross margin percentage of 30% was primarily due to the same reason discussed above.
The decrease in Licensing EBITDA of $72 million was primarily due to the same reason discussed above, partially offset by a decrease in legal expense.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2024, compared to the nine months ended November 30, 2023.

	For the Nine Months Ended
	(in millions)
	November 30, 2024	November 30, 2023	Change
Revenue	$391	$606	$(215)
Operating expenses
Research and development	85	98	(13)
Sales and marketing	68	77	(9)
General and administrative	111	133	(22)
Amortization	14	22	(8)
Impairment of long-lived assets	4	9	(5)
Prior Debentures fair value adjustment	—	3	(3)
Total	$282	$342	$(60)

Operating Expense as % of Revenue
Research and development	21.7%	16.2%
Sales and marketing	17.4%	12.7%
General and administrative	28.4%	21.9%
Amortization	3.6%	3.6%
Impairment of long-lived assets	1.0%	1.5%
Prior Debentures fair value adjustment	—%	0.5%
Total	72.1%	56.4%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the nine months ended November 30, 2024 and November 30, 2023.
U.S. GAAP Operating Expenses
Operating expenses decreased by $60 million, or 17.5%, in the first nine months of fiscal 2025, compared to the first nine months of fiscal 2024. The decrease was primarily due to a decrease of $31 million in salaries and benefits expense, a decrease of $11 million in legal expense, a decrease of $8 million in amortization costs, a decrease of $8 million in stock compensation costs, a decrease of $8 million in facilities costs, a decrease of $5 million in impairment of long-lived assets, a decrease of $7 million in consulting expense, and a decrease of $4 million in credit loss provision, partially offset by an increase of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the first nine months of fiscal 2024 which did not recur and an increase of $10 million in variable incentive plan cost.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $40 million, or 14.2%, to $242 million in the first nine months of fiscal 2025, compared to $282 million the first nine months of 2024. The decrease was primarily due to a decrease of $31 million in salaries and benefits expense, a decrease of $11 million in legal expense, a decrease of $8 million in facilities costs, a decrease of $7 million in consulting expense, a decrease of $4 million in amortization costs, and a decrease of $4 million in credit loss provision, partially offset by an increase of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the first nine months of fiscal 2024 which did not recur and an increase of $10 million in variable incentive plan cost.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $13 million, or 13.3%, in the first nine months of fiscal 2025, compared to the first nine months of fiscal 2024. The decrease was primarily due to a decrease of $10 million in salaries and benefits expenses, and a decrease of $6 million in consulting costs, partially offset by an increase of $7 million in variable incentive plan cost.
Adjusted research and development expenses decreased by $11 million, or 12.0%, to $81 million in the first nine months of fiscal 2025, compared to $92 million in the first nine months of fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses decreased by $9 million, or 11.7%, in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. The decrease was primarily due to a decrease of $8 million in salaries, and benefits and a decrease of $1 in variable incentive plan cost.
Adjusted sales and marketing expenses decreased by $9 million, or 12.0%, to $66 million in fiscal 2025 compared to $75 million in fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $22 million, or 16.5%, in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. The decrease was primarily due to a decrease of $13 million in salaries and benefits expenses, a decrease of $11 million in legal expense, a decrease of $6 million in stock compensation costs, a decrease of $8 million in facilities cost, a decrease of $4 million in credit loss provision, and a decrease of $1 million in restructuring costs, partially offset by an increase of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the first nine months of fiscal 2024 which did not recur.
Adjusted general and administrative expenses decreased by $15 million, or 14.7%, to $87 million in fiscal 2025 compared to $102 million in fiscal 2024. The decrease was primarily due to a decrease of $13 million in salaries and benefits expenses, a decrease of $11 million in legal expense, a decrease of $8 million in facilities cost, and a decrease of $4 million in credit loss provision, partially offset by an increase of $17 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in the first nine months of fiscal 2024, which did not recur.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Nine Months Ended
	(in millions)
	Included in Operating Expense
	November 30, 2024	November 30, 2023	Change
Property, plant and equipment	$6	$6	$—
Intangible assets	8	16	(8)
Total	$14	$22	$(8)

	Included in Cost of Sales
	November 30, 2024	November 30, 2023	Change
Property, plant and equipment	$—	$2	$(2)
Intangible assets	5	2	3
Total	$5	$4	$1

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $8 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $5 million to $8 million in the first nine months of fiscal 2025 compared to $13 million in the first nine months of fiscal 2024 due to the same reasons described above.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations increased by $1 million to $5 million in the first nine months of fiscal 2025 compared to $4 million in the first nine months of fiscal 2024 due to an increase in patent amortization expense included in cost of sales.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, was $8 million in the first nine months of fiscal 2025 and decreased by $7 million from $15 million in the first nine months of fiscal 2024 primarily due to a lower average cash and investment balance.
Income Taxes
For the first nine months of fiscal 2025, the Company’s net effective income tax expense rate was approximately 29% (first nine months of fiscal 2024 - net effective income tax expense rate of approximately 37%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in loss carry forwards, research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (loss)
The Company’s net loss from continuing operations for the first nine months of fiscal 2025 was $1 million, or $0.00 basic and diluted loss per share on a U.S. GAAP basis (first nine months of fiscal 2024 - net income from continuing operations of $20 million, or $0.03 basic and diluted earnings per share). The decrease in net income of $21 million was primarily due to a decrease in revenue as described above in “Revenue by Segment”, partially offset by a decrease in operating expenses, as described above in “Operating Expenses” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
The Company’s net loss from discontinued operations for the first nine months of fiscal 2025 was $71 million, or $0.12 basic and diluted loss per share on a U.S. GAAP basis (first nine months of fiscal 2024 - net loss from discontinued operations of $94 million, or $0.16 basic and diluted loss per share). The decrease in net loss of $21 million was primarily due to a decrease in operating expenses primarily due to a decrease in salaries and benefits expense, partially offset by a decrease in revenue.
Adjusted net loss was $5 million in the first nine months of fiscal 2025 or $0.01 adjusted basic loss per share (first nine months of fiscal 2024 - adjusted net income of $14 million, or $0.02 adjusted basic earnings per share). The decrease in adjusted net income of $19 million was primarily due to the same reasons described above on a U.S. GAAP basis.

The weighted average number of shares outstanding was 591 million for basic and diluted loss per share for the first nine months of November 30, 2024. The weighted average number of shares outstanding was 584 million for basic and 590 million for diluted loss per share for the first nine months of November 30, 2023.
Common Shares Outstanding
On December 17, 2024, there were 592 million voting common shares, options to purchase 0.2 million voting common shares, 17 million restricted share units and 2 million deferred share units outstanding. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $32 million to $266 million as at November 30, 2024 from $298 million as at February 29, 2024, primarily due to changes in working capital.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	November 30, 2024	February 29, 2024	Change
Cash and cash equivalents	$189	$175	$14
Restricted cash and cash equivalents	11	25	(14)
Short-term investments	31	62	(31)
Long-term investments	35	36	(1)
Cash, cash equivalents, and investments	$266	$298	$(32)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	November 30, 2024	February 29, 2024	Change
Current assets	$455	$508	$(53)
Current liabilities	332	356	(24)
Working capital	$123	$152	$(29)
Current Assets
The decrease in current assets of $53 million at the end of the third quarter of fiscal 2025 from the end of the fourth quarter of fiscal 2024 was primarily due to a decrease in short term investments of $31 million, a decrease in accounts receivable, net of allowance of $18 million, and a decrease in other receivables of $13 million, partially offset by an increase in cash and cash equivalents of $14 million, an increase in other current assets of $7 million and an increase in income taxes receivable of $1 million.
At November 30, 2024, accounts receivable, net of allowance was $161 million, a decrease of $18 million from February 29, 2024. The decrease was primarily due to lower revenue recognized over the three months ended November 30, 2024 compared to the three months ended February 29, 2024 and a decrease in days sales outstanding to 91 days at the end of the third quarter of fiscal 2025 from 100 days at the end of the fourth quarter of fiscal 2024.
At November 30, 2024, other receivables were $6 million, a decrease of $13 million from February 29, 2024. The decrease was primarily due to the reclassification of $13 million in other receivables to long-term assets.
At November 30, 2024, other current assets were $39 million, an increase of $7 million from February 29, 2024. The increase was primarily due to an increase of $2 million in inventory and an increase of $1 million in prepaid software maintenance.
At November 30, 2024, income taxes receivables were $5 million, an increase of $1 million from February 29, 2024. The increase was primarily due to tax installments and prepayments required in certain taxable jurisdictions.

Current Liabilities
The decrease in current liabilities of $24 million at the end of the third quarter of 2025 from the end of the fourth quarter of fiscal 2024 was primarily due to a decrease in deferred revenue, current of $15 million, a decrease in accounts payable of $7 million, partially offset by an increase in income taxes payable of $5 million and a decrease in accrued liabilities of $3 million.
Deferred revenue, current was $133 million, which reflects a decrease of $15 million compared to February 29, 2024 that was attributable to a decrease of $8 million in deferred revenue, current related to BlackBerry UEM, a decrease in $4 million in deferred revenue, current related to BlackBerry QNX, and a decrease of $2 million in deferred revenue, current related to Secusmart.
Accounts payable were $9 million, reflecting a decrease of $7 million from February 29, 2024, which was primarily due to timing of payments.
Income taxes payable were $33 million, reflecting an increase of $5 million from February 29, 2024, which was primarily due to changes in the quarterly tax provision.
Accrued liabilities were $97 million at the end of the third quarter of 2025, reflecting a decrease of $3 million compared to February 29, 2024, which was primarily due to a decrease of $13 million in accrued restructuring costs and a decrease of $3 million in operating lease liability, current, partially offset by an increase of $10 million in variable incentive plan accrual and an increase of $2 million in vacation accrual.
Cash flows for the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023 were as follows:

	For the Nine Months Ended
	(in millions)
	November 30, 2024	November 30, 2023	Change
Net cash flows provided by (used in):
Operating activities	$(25)	$12	$(37)
Investing activities	22	112	(90)
Financing activities	3	(211)	214
Net increase (decrease) in cash and cash equivalents	$—	$(87)	$87
Operating Activities
The increase in net cash flows used in operating activities of $37 million was primarily a result of the Company’s patent sale in the first quarter of fiscal 2024, which was a one-time event, and changes in working capital.
Investing Activities
During the nine months ended November 30, 2024, cash flows provided by investing activities were $22 million and included cash provided by transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $31 million, offset by cash used in the acquisition of intangible assets of $6 million, and the acquisition of property, plant and equipment of $3 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $112 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $129 million, offset by cash used in the acquisition of intangible assets of $12 million, and the acquisition of property, plant and equipment of $5 million.
Financing Activities
The increase in cash flows provided by financing activities was $214 million for the first nine months of fiscal 2025 primarily due the net effect of redemption of the 2020 Debentures and the issuance of the Extension Debentures, as defined below, which did not recur.
Debt Financing and Other Funding Sources
See Note 6 to the Consolidated Financial Statements for a description of the Company’s $200 million aggregate principal amount of 3.00% senior convertible unsecured notes issued in January 2024 (the “Notes”), the $365 million aggregate principal amount of convertible debentures issued in September 2020, which matured in November 2023 (the “2020 Debentures”), and the $150 million aggregate principal amount of convertible debentures issued in November 2023, which matured in February

2024 (the “Extension Debentures” and, collectively with the Notes and the 2020 Debentures, the “Debentures” and the “2020 Debentures” and, collectively with the Extension Debentures, the “Prior Debentures”).
The Company has $11 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $266 million as at November 30, 2024. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at November 30, 2024:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$57	$20	$37
Purchase obligations and commitments	56	56	—
Debt interest and principal payments	227	6	221
Total	$340	$82	$258
Total contractual and other obligations as at November 30, 2024 decreased by approximately $4 million as compared to the February 29, 2024 balance of approximately $344 million, which was attributable to a decrease in operating lease obligations, partially offset by an increase in purchase obligations and commitments.
The Company does not have any material off-balance sheet arrangements.
Accounting Policies and Critical Accounting Estimates
There have been no changes to the Company’s accounting policies or critical accounting estimates from those described under “Accounting Policies and Critical Accounting Estimates” in the Annual MD&A, other than as described in Note 1 to the Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2025 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2024, approximately 23% of cash and cash equivalents, 24% of accounts receivables and 88% of accounts payable were denominated in foreign currencies (February 29, 2024 – 19%, 25% and 59%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at November 30, 2024 (after hedging activities), the impact to the Company would be immaterial.
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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at November 30, 2024 was $6 million (February 29, 2024 - $6 million). There were two customers that comprised more than 10% of accounts receivable as at November 30, 2024 (February 29, 2024 - two customers that comprised more than 10%). During the third quarter of fiscal 2025, the percentage of the Company’s receivable balance that was past due decreased by 13.8% compared to the fourth quarter of fiscal 2024. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 18% of the Company’s revenue and 15% of the Company’s revenue in the three and nine months ended November 30, 2024, respectively (three and nine months ended November 30, 2023 - two customers that comprised 29% of the Company’s revenue and one customer that comprised 37% of the Company’s revenue, respectively, due to the completed patent sale transaction).
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
ITEM 4. CONTROLS AND PROCEDURES
As of November 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended November 30, 2024, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended November 30, 2024, neither the Company or any of its officers or directors adopted or terminated trading arrangements for the sale of the Company’s common shares.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*
Equity and Asset Purchase Agreement, dated December 15, 2024, by and among BlackBerry Limited, BlackBerry UK Limited, Arctic Wolf Networks, Inc. and Arctic Wolf Networks International, Inc., together with exhibits and schedules thereto (certain schedules and information within exhibits and schedules omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b(2)(ii))

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

BLACKBERRY LIMITED

Date: December 20, 2024	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Tim Foote
	Name:	Tim Foote
	Title:	Chief Financial Officer