Form 10-K
period 2025-02-28
BLACKBERRY Ltd
filed 2025-04-02
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant on August 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common shares as reported by the New York Stock Exchange, was approximately $1.4 billion. The registrant had 596,233,826 shares of common shares issued and outstanding as of March 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended February 28, 2025.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I
ITEM 1. BUSINESS
The Company: A heritage of innovation
Founded in 1984, the Company is a leading provider of intelligent software and services to enterprises, governments and leading OEMs around the world. Its products enable more than 255 million vehicles and secure 17 of the G20 governments. Based in Waterloo, Ontario, the Company has two core divisions, each addressing large and growing market opportunities.
The Company’s QNX division is a leader in embedded software where the Company believes it is the world’s leading automotive foundational software supplier. Its customers include leading automotive OEMs and Tier 1 suppliers that use its products in vehicles, as well as top medical OEMs. The Company’s solutions are implemented into all the top 10 automotive OEMs, top 7 Tier 1 suppliers, 24 of the 25 top EV OEMs, and 9 of the 10 top medical OEMs.
The Company’s Secure Communications division delivers operational resiliency with a comprehensive, highly secure, and extensively certified product portfolio for mobile fortification, mission-critical communications and critical events management.
The Company was incorporated under the Business Corporations Act (Ontario) (“OBCA”) and has amalgamated with several of its wholly-owned subsidiaries, the last occurring through the filing of articles of amalgamation under the OBCA on November 4, 2013. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
Cylance Sale
On February 3, 2025, the Company completed the sale of its Cylance endpoint security assets and related liabilities to Arctic Wolf Network, Inc. (“Arctic Wolf”) for $160.0 million of cash, subject to certain adjustments of approximately $39.1 million, and 5.5 million common shares of Arctic Wolf. As a result of the Cylance sale, it is no longer reported alongside UEM, SecuSuite and AtHoc as the Cybersecurity segment, and those three businesses are now reported separately from Cylance as the Secure Communications segment. The financial results of Cylance are presented as discontinued operations and are included in “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. Prior period comparatives in the financial statements, and throughout this Annual Report on Form 10-K where applicable, have been recast to reflect this change.
Intercorporate Relationships
The Company has three material subsidiaries, all of which are wholly-owned, directly or indirectly, by the Company in each case as at February 28, 2025.

Name of Subsidiary	Jurisdiction of Incorporation or Organization
BlackBerry Corporation	Delaware, U.S.A.
BlackBerry UK Limited	England and Wales
Secusmart GmbH	Duesseldorf, Germany
Industry Background
QNX
The world is rapidly moving to one where everyone and everything can be intelligently connected at the edge. This evolution is being enabled by the proliferation of devices in the Internet of Things, increasing device sophistication and compute power, and powerful software that can bring these devices to life. Industries of all types, from automotive and manufacturing to healthcare and robotics, are experiencing the profound impact of this evolution, as intelligent edge devices deliver unprecedented capabilities by making immediate, context-aware decisions locally. The Company believes the benefits of the intelligent edge are real and immense, promising enhanced security, reduced latency, and rigorous efficiency, and position the intelligent edge as a technological pillar that it expects will shape the digital landscape of the future.
This rapid evolution can be attributed to increasing connectivity, decreasing sensor and hardware component costs, and continuous innovation that leverages edge data. The associated surge in data generation and computing power at the edge is creating new ways for businesses to provide impactful applications that rely on real-time data processing and insights. As a result, software-defined connected devices are improving safety, security, and reliability by allowing for dynamic updates, which enables greater flexibility to scale and adapt to evolving customer demands or industry requirements.
While all industries are experiencing the shift toward the intelligent edge, the Company believes these trends are most prevalent in the automotive industry, as evidenced by the growth and complexity of software-defined vehicles (“SDVs”). Powered by continual advancements in computing hardware such as the move from microcontrollers to microprocessors, modern vehicles increasingly operate on highly sophisticated and interconnected software stacks and the data produced by vehicles is proliferating at a rapid rate. The entire automotive value chain, from OEMs to Tier 1 suppliers, will need foundational software to capture, synthesize, analyze and monetize this massive volume of real-time data to develop innovative solutions that deliver safer, more efficient and more fulfilling driving experiences. These trends are not just present in automotive, but are also being seen in industrial automation, healthcare and robotics. The Company further believes that increased and evolving regulatory requirements as well as consumer expectations will create further demand for high-performance SDVs and other IoT devices.
With increasing compute capabilities and system complexity, there is an imperative for high-performance foundational software that maintains the highest level of functional safety and security of systems at the edge.
Secure Communications
The secure communications industry is a critical component of the broader security software market, encompassing a wide range of solutions designed to safeguard sensitive voice, messaging, and data transmissions from unauthorized interference.
The escalating frequency and sophistication of cyberattacks, exemplified by high-profile incidents like those attributed to the Salt Typhoon group, highlight the vulnerabilities in traditional communication networks and promote demand for secure communications solutions. In parallel, ongoing digital transformation and the prevalence of mobile and decentralized workforces, together with the global proliferation of privacy and data protection regulations, also drive reliance on digital communication tools and the adoption of secure communication practices.
Secure Voice, Messaging and Conferencing
Governments, militaries, and enterprises operate in dynamic environments where the confidentiality, integrity, and availability of communications are crucial. Secure voice, messaging, and conferencing systems ensure that sensitive information is transmitted and received without unauthorized interception or access. For governments and militaries, this is vital for national security, operational integrity, and the protection of classified information. For enterprises, secure communications are relied upon to safeguard intellectual property, financial data, and personal information of employees and partners. By implementing secure voice, messaging, and conferencing solutions, these entities can foster trust, ensure compliance with regulatory requirements, and maintain the privacy of their strategic communications.
Critical Events Management
Critical events management solutions enable organizations to prepare for, respond to, and recover from a wide range of emergencies and crises. These solutions are essential for maintaining operational continuity, ensuring community safety, and minimizing the impact of unexpected events through networked mass communications in real time.
In an era of growing concern over severe climate-related events, escalating geopolitical tensions, and supply chain insecurity, governments and other large organizations are investing in solutions to elevate preparedness and heighten proactive engagement.
Unified Endpoint Management
Unified endpoint management (UEM) solutions have become integral to modern enterprise mobility and security strategies. UEM platforms offer a centralized approach to managing and securing a diverse fleet of devices, applications, and content. They enable organizations to protect data, enforce security policies, and provide secure access to corporate resources from any location.
Demand for UEM solutions is driven by the challenges of managing a growing fleet of endpoints while ensuring data security and compliance with regulations. Key trends include the integration of artificial intelligence and machine learning to enhance device management capabilities, the adoption of Bring Your Own Device policies to improve employee productivity, and the shift towards cloud-based UEM solutions for greater scalability and flexibility.
Products and Services: Addressing market needs and opportunities
The Company has a rich pedigree in innovation and has developed a range of products and services that assist customers in addressing their needs as their industries evolve, which are structured in three divisions: QNX, Secure Communications and Licensing.

QNX
The QNX division consists of QNX®, BlackBerry Radar®, BlackBerry® Certicom® and BlackBerry IVY®.
With 45 years of embedded software expertise and a rich intellectual property portfolio, QNX is an industry leader whose high-performance foundational software enables major automakers and industrial giants alike to unlock transformative applications, drive new revenue streams and launch innovative business models, all without sacrificing safety, security and reliability. QNX is a trusted supplier of operating systems, hypervisors, frameworks and development tools that help reduce hardware dependency while enabling new possibilities in high-performance computing, standards-based virtualization technologies, and cloud enablement.
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
QNX is also a preferred supplier of embedded systems for companies building medical devices, rail systems, industrial automation solutions, hardware security modules, building automation systems, green energy solutions, and other mission-critical applications. QNX collaborates closely with customers to understand their specific requirements and more quickly and effectively develop solutions to meet their evolving needs.
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
The QNX division also provides engineering consulting services, including services to assist OEM customers to bring their products to market on time, as well as services to ensure compliance with relevant functional safety standards.
Secure Communications
The Secure Communications division consists of BlackBerry UEM solutions, BlackBerry SecuSUITE and BlackBerry AtHoc.
The Company’s endpoint management offerings include BlackBerry® UEM, BlackBerry® Dynamics™, BlackBerry® Workspaces, and BlackBerry Messenger (BBM®) Enterprise. BlackBerry UEM employs a containerized approach to manage and secure devices, third party and custom applications, identity, content and endpoints across all leading operating systems, as well as providing regulatory compliance tools. BlackBerry Dynamics offers a best-in-class development platform and secure container for mobile applications, including the Company’s own enterprise applications such as BlackBerry® Work and BlackBerry® Connect for secure collaboration. BlackBerry Workspaces is a secure Enterprise File Sync and Share (EFSS) solution. BBM Enterprise is an enterprise-grade secure instant messaging solution for messaging, voice and video.
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
The Secure Communications division also provides enterprise consulting services, including platform-agnostic strategies to address mobility-based challenges, providing expert deployment support, end-to-end delivery (from system design to user training), application consulting, and experienced project management.

Licensing
The Licensing division is responsible for the management and monetization of the Company’s global patent portfolio. The patent portfolio continues to provide a competitive advantage in the Company’s core product areas as well as providing leverage in the development of future technologies and licensing programs in both core and adjacent vertical markets. The Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, operating systems, networking infrastructure, acoustics, messaging, enterprise software, automotive subsystems, cybersecurity, cryptography and wireless communications. As of February 28, 2025, the Company owned approximately 6,300 worldwide patents and applications.
Go to Market
The Company primarily generates revenue from the licensing of enterprise software and sales of associated services, including its QNX embedded software platforms, solutions and services, Secure Communications solutions and services and technology licensing. The Company focuses on strategic industries with vertical-specific use cases, including regulated enterprise markets such as automotive, government, financial services, transportation, healthcare, and other adjacent markets where high-performance, foundational embedded software platforms and solutions are important, such as robotics, medical devices, and industrial automation (“General Embedded Market” or “GEM”).
QNX
The Company licenses QNX and BlackBerry Certicom technology and provides professional engineering services to OEM customers in the automotive and GEM software markets via a direct sales force and indirectly through channel partnerships. The licenses are primarily monetized as royalties on units shipped and through project development seats, tools and maintenance fees.
The Company markets and sells its BlackBerry Radar secure asset monitoring products and services to enterprise users through its internal sales force as well as through third party distribution channels.
Secure Communications
The Company licenses its Secure Communications products, including complementary third-party applications, through a geographically-dispersed direct sales force, value-added resellers and alliance partners. The Company continues to build its global partner programs to bolster its direct sales and marketing efforts.
Seasonality
The Company experiences seasonal patterns in its revenue, primarily due to QNX customers placing a higher percentage of orders in the second half of the fiscal year as compared to the first half of the fiscal year. This gives rise, in turn, to similar seasonality in the Company’s operating margin and operating cash flow, the latter of which is also impacted by variable incentive plan payments in the first half of the fiscal year.
Competition and Competitive Strengths
The Company is engaged in markets that are highly competitive and rapidly evolving. Frequent new product introductions and changes to endpoints, operating systems, applications, security threats, industry standards and the overall technology landscape result in continuously evolving customer requirements. The Company competes with a broad range of vendors in each of its businesses. See Part 1, Item 1A “Risk Factors - The Company faces intense competition”.
Key competitive factors important to the Company across its businesses include product features (including security features), relative price and performance, product quality and reliability, compatibility across ecosystems, service and support, and corporate reputation.
The Company’s Secure Communications portfolio is also differentiated by the inclusion of a sophisticated network operations center in its infrastructure. The Company pioneered the use of this architecture to route messages reliably and efficiently to and from mobile devices, and over time has expanded capabilities to enable end-to-end secure communications between endpoints and applications and enterprise networks.
QNX
Trusted by the world’s leading automakers, QNX technology is embedded in more than 255 million vehicles, a year-over-year increase of 20 million and an increase of 80 million since 2020. QNX continues to win an outsized share of advanced SDV architectures and is now working with:
•16 of the top 20 global OEMs for cockpit solutions (in production or development, MPU based);
•15 of the top 20 global OEMs for Advanced Driver Assistance Systems (ADAS) Solutions (representing 80%+ of global light passenger vehicle volumes); and

•100% of all internationally approved Commercial Level 3 Highly Automated Driving (HAD) vendors.
The QNX strategic roadmap investments are focused on three pillars: (1) innovation at the edge, (2) innovation in safety and security and (3) reduction of developer friction – all underpinned by a cloud-first embedded development strategy. Consistent with this roadmap, the division recently announced a number of new products and initiatives that it believes will enable it to maintain its strong market position and open up new potential revenue streams.
At CES 2025, alongside Vector and TTTech Auto, QNX announced a multi-year, global undertaking to collaborate, develop and market a foundational vehicle software platform that will automakers to shift their focus from cumbersome and costly software integration to delivering innovative consumer-facing applications that build brand loyalty, differentiation and value. Pre-integrated, lightweight and certified to the automotive industry’s highest functional safety (ISO 26262 ASIL D) and security (ISO 21434) standards, this platform will be able to scale vehicle-wide, making it easier for automakers to accelerate their SDV development efforts while optimizing costs.
The division also recently introduced QNX® Cabin, a pre-integrated digital cockpit software reference implementation that provides a development framework for designing digital cockpit systems. It emphasizes software portability and cloud-first development, aiming to reduce development costs and accelerate time-to-market for OEMs. Built on ISO 26262 ASIL D-certified software, QNX Cabin enables the development of complex digital cockpit features, such as instrument clusters, audio, and driver information displays, ensuring a cohesive end-user experience.
Also at CES 2025, the division announced the launch of QNX Everywhere, an initiative offering easy access to QNX software for non-commercial use for students, academic and research organizations, and hobbyists, helping to boost skills across the global developer ecosystem, supporting the advancement of embedded automotive software innovation. QNX Container support was also announced and will provide a standards-based environment for the deployment, execution, and management of container technology on QNX-based devices, enabling customers to leverage the benefits of container technology as well as the safety, security and reliability provided by the QNX microkernel architecture.
The QNX division competes principally with other providers of embedded foundational software, including Linux open-source operating systems.
Secure Communications
BlackBerry UEM includes leading unified endpoint management, secure business productivity, application containerization, secure collaboration and digital rights management capabilities. BlackBerry UEM has earned National Information Assurance Partnership (“NIAP”) certification and is an approved mobile device management solution on the U.S. Department of Defense Information Network’s Approved Product List. With the BlackBerry UEM, the Company competes with other MDM and UEM providers.
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
Product Design, Engineering and Research and Development
The Company’s research and development (“R&D”) strategy seeks to drive innovation to continuously enhance the Company’s product portfolio and introduce exciting solutions to the market that target customer needs while also remaining highly competitive. The Company makes significant investments to support its offerings and is committed to hiring and retaining top talent.
The Company dedicates a major portion of its R&D investments to the development of software products and services for its QNX and Secure Communications solutions. Solutions include leading security capabilities at each level of the platform in order to address the needs of enterprise IT departments and end users for securing devices, applications, content and work data at rest and in transit.
The Company’s investment in longer term research is, in part, supported by taking advantage of specific government financial assistance programs where available. For additional information, see Note 11 to the Consolidated Financial Statements.

Third Party Software Developers
The primary development platform for BlackBerry QNX-based systems is the QNX Software Development Platform, which includes the QNX Neutrino real-time operating system and the QNX Tool Suite featuring the QNX Toolkit for Visual Studio Code and the Momentics® integrated development environment. The QNX SDP is complemented by a portfolio of products including QNX Hypervisor, QNX OS for Safety, QNX Hypervisor for Safety, QNX Sound, QNX Cabin, IVY and other QNX products.
The Company offers the BlackBerry Development Platform, an enterprise-grade toolset which enables application developers and ISVs to build secure, powerful and customized solutions for almost every use case and to commercialize them on the BlackBerry® Marketplace for Enterprise Software, which contains over 100 enterprise applications and solutions. The platform includes the BlackBerry Dynamics software development kit (“SDK”), which allows developers to integrate BlackBerry security into their enterprise applications, resulting in a managed application where corporate data is isolated and protected at all times, both while at rest and in transit. The platform also includes SDKs for BlackBerry UEM, BlackBerry Workspaces, BlackBerry AtHoc and other products.
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
The Company protects its technology through a combination of patents, designs, copyrights, trade secrets, confidentiality procedures and contractual arrangements. The Company seeks to patent key concepts, components, protocols, processes and other inventions that it considers to have commercial value or that will likely give the Company a technological advantage. Although the Company applies for patent protection primarily in Canada, Europe and the United States, the Company has filed, and will continue to file, patent applications in other countries where there exists a strategic technological or business reason to do so. To broadly protect the Company’s inventions, the Company has a team of in-house patent attorneys and also consults with outside patent attorneys who interact with employees, review invention disclosures and prepare patent applications on a broad array of core technologies and competencies. As a result, the Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, cybersecurity, cryptography, machine learning, artificial intelligence, operating systems, acoustics, messaging, enterprise software, automotive subsystems, networking infrastructure and wireless communications. As of February 28, 2025, the Company owned approximately 6,300 worldwide patents and applications.
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
The Company is committed to operating in a sustainable way that respects the environment, the Company’s employees and business partners, and the communities in which the Company operates around the world. To honor this commitment, the Company maintains a variety of programs to identify, execute and maintain sustainable initiatives and to reduce its greenhouse gas emissions and other direct and indirect environmental impacts. The Company also seeks to make a positive impact in the communities in which it operates by investing in strategic charitable partnerships, supporting charitable endeavours by employees, and building community relationships through local offices.
The Company has formalized a number of policies to reflect its commitment to responsible business practices, including a Privacy Policy, Supplier Code of Conduct, Human Rights Policy, Supplier Diversity Policy, Health and Safety Policy and Environment and Sustainability Policy, and periodically issues an ESG report. Through the report, the Company provides visibility on its environmental, social and governance initiatives such as mitigating its corporate carbon footprint and reducing greenhouse gas emissions and improving water sanitation. These documents and policies relating to the Company’s corporate responsibility initiatives can be viewed on the Company’s website at https://investors.blackberry.com/governance-documents and are not incorporated by reference in this Annual Report on Form 10-K.
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
Additionally, the Company is subject to domestic and international laws relating to environmental protection and the proliferation of hazardous substances. In parts of Europe, North America, Latin America and the Asia-Pacific region, the Company is obligated to comply with substance restrictions, packaging regulations, energy efficiency ratings and certain product take-back and recycling requirements, principally for the BlackBerry Radar business. The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act also requires the Company to comply with certain obligations with respect to the use of so-called “conflict minerals” (which currently include the metals gold, tantalum, tin, and tungsten). In its procurement activities, the Company engages with its suppliers to conduct due diligence into the source of any conflict minerals that are necessary to the functionality or production of the Company’s hardware products, principally for the BlackBerry Radar business.
Any actual or perceived failure to comply with applicable legal requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on the Company’s operations. It is also possible that current or future laws or regulations could be interpreted or applied in a manner that would prohibit, alter, or impair the Company’s existing or planned products and services, or that could require the Company to undertake costly, time-consuming or otherwise burdensome compliance measures.
Information about Executive Officers
The Company made one executive officer appointment during fiscal 2025, naming Tim Foote as Chief Financial Officer.
The following table sets forth the name, province or state, and country of residence of each executive officer of the Company and their respective positions and offices held with the Company and their principal occupations during the last five years.

Name and Residence	Current Position with Company	Principal Occupation During the Last Five Years (other than Current Position with Company)
Jennifer Armstrong-Owen Washington, USA	Senior Vice President and Chief People Officer	Senior Vice President, People, OfferUp (2023-2024); Senior Vice President, People, SeekOut (2021-2023); Vice President, People, Chef Software (2018-2020)
Mattias Eriksson Illinois, USA	President, IoT	Senior Vice President and Head of Product, HERE Technologies (2019-2020)
Tim Foote Texas, USA	Chief Financial Officer	Chief Financial Officer, Cybersecurity (2024); Vice President, Investor Relations (2016-2024)
John Giamatteo Texas, USA	Chief Executive Officer; President, Secure Communications; Director	President and Chief Revenue Officer, McAfee (2013-2020)
Phil Kurtz Ontario, Canada	Chief Legal Officer and Corporate Secretary	Vice President, Deputy General Counsel and Corporate Secretary (2021-2022); Vice President, Deputy General Counsel and Assistant Corporate Secretary (2015-2021)
Human Capital
The Company’s 1,820 regular employees, contract workers and student workers as of February 28, 2025 work as a team in 16 countries worldwide, with approximately 58% in Canada, 15% in the U.S., and 27% outside of North America. None of the Company’s employees in Canada or the United States are represented by a labour union; however, employees of certain foreign subsidiaries in Europe are represented by works councils.
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
The Company embraces a diverse and inclusive workplace, providing a welcoming environment in which every individual is valued and respected, regardless of race, gender, sexual orientation, gender identity, religion, age, veteran status, disability status or any other protected element of diversity. The Company does not tolerate, condone, or ignore workplace discrimination or harassment or any unlawful behavior, and is committed to maintaining a respectful and productive work environment for all individuals. The Company strives to maintain an environment where people are valued, have a sense of belonging, and feel they can bring their authentic selves to work, every day.
The Company believes career development is unique and personal for each employee. The Company offers career development and growth in many forms such as job shadowing, job rotation, stretch assignments, enhanced scope or responsibility, networking, lateral movement, and promotions. The Company encourages employees to broaden their scope and understanding of the business, and to build additional skills to attain their career aspirations. Employees are supported in their growth and development through the Company’s tuition and educational reimbursement program, subsidies for professional association memberships, career planning resources, and partnerships with various industry networks. The Company invests in a paid co-op and intern student program, supporting the personal and professional development of the next generation of BlackBerry talent.
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
Available Information
The Company’s internet address is www.blackberry.com. The Company’s website is included in this Annual Report on Form 10-K as an inactive textual reference only. Information contained on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.
Access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, supplemental financial information, earnings press releases, and amendments to these reports filed with or furnished to the SEC may be obtained free of charge as soon as is reasonably practical after we electronically file or furnish them through the Investors section of the Company’s website at www.blackberry.com/ca/en/company/investors. In addition, the Company’s filings with the SEC may be accessed through the SEC’s website at www.sec.gov and the Company’s filings with the Canadian Securities Administrators (“CSA”) may be accessed through the CSA’s System for Electronic Data Analysis and Retrieval (“SEDAR+”) at www.sedarplus.ca. Except for the documents specifically incorporated by reference in this Annual Report on

Form 10-K, information contained on the SEC or CSA websites is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of the Annual Report. All statements made in any of the Company’s securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.
ITEM 1A. RISK FACTORS
Investors in the Company’s securities should carefully consider the following risks, as well as the other information contained in MD&A (as defined below) and elsewhere in this Annual Report on Form 10-K for the fiscal year ended February 28, 2025. Any of the following risks, in whole or in part, could materially and adversely impact the Company’s business, financial condition and operating results. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties, including those of which the Company is unaware or the Company currently deems immaterial, may also have a material adverse effect on the Company’s business, financial condition and results of operations
Risks Related to the Company’s Business
The Company may not be able to maintain or expand its customer base for its software and services offerings to grow revenue or achieve sustained profitability.
The Company has focused its strategy on software and services to grow revenue and generate sustainable profitability. For the Company to increase its software and services revenues, it must continually grow its customer base by attracting new customers or, in the case of existing customers, deploying software and services across additional users. The Company also needs to sell additional software and services over time to the same customers, or have customers upgrade their level of service. If the Company is unable to promote a compelling value proposition to customers and its efforts to sell or upsell software or services as described above are not successful, its results of operations could be materially impacted.

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

Further, the Company’s future success depends in part on the growth, if any, in the markets for secure communications software and embedded solutions. If growth trends in the Company’s target markets do not continue or are delayed due to security incidents, technological challenges, lack of customer acceptance, weakening economic conditions or other reasons, demand for the Company’s products, and those of its competitors, could be negatively affected.
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

The Company must obtain and maintain certain product approvals and certifications from governmental authorities, regulated enterprise customers and third-party standards bodies in order to remain competitive, meet contractual requirements and enable its customers to meet their certification needs. Failure to obtain or maintain such approvals or certifications for the Company’s products on a timely basis, or at all, could have a material adverse effect on the Company’s competitive position, particularly in government markets. In addition, independent industry analysts often issue reports regarding endpoint security solutions and the perception of the Company’s solutions in the marketplace, especially as compared to those of the Company’s competitors, may be significantly influenced by these reports. If these reports are negative, less frequent or less positive than reports on the Company’s competitors’ products, the Company’s competitive position may be harmed.

The Company may not be able to enhance, develop, introduce or monetize its products and services in a timely manner with competitive pricing, features and performance.

The industries in which the Company competes are characterized by rapid technological change, frequent new product introductions, frequent market price reductions, constant improvements in features and short product life cycles. The Company’s future success depends upon its ability to enhance and integrate its current products and services, to provide for their compatibility with evolving industry standards and operating systems, to address competing technologies and evolving security threats, and to continue to develop and introduce new products and services offering enhanced performance and functionality on a timely basis at competitive prices

The process of developing new technology is complex and uncertain, and involves time, substantial costs and risks, which are further magnified when the development process integrations with third-party platforms. The development of next-generation technologies that utilize new and advanced features involves making predictions regarding market adoption of such technologies. The Company may be required to commit significant resources to developing new products, software and services before knowing whether such investment will result in products or services that the market will accept.

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
Significant changes in government customer demand or procurement requirements could have an adverse effect on the Company’s business and results of operations.
The Company’s Secure Communications business depends, to a significant degree, on sales to government organizations. Demand from government organizations is often unpredictable and subject to budgetary uncertainty and to reductions or delays in funding authorizations or procurement processes. Government demand and payment for the Company’s products and services may also be impacted by changes in the political and administrative environment, including cost-cutting initiatives and changes in leadership, policies or priorities, and by shifting government attitudes towards the Company and the territories in which it operates. Such changes could cause governments and governmental agencies to delay or refrain from purchasing the Company’s solutions or otherwise have an adverse effect on the Company’s business and results of operations.

Sales to government entities and performance on classified contracts may require the Company to obtain personnel security clearances and facility clearances, and there is no guarantee that the Company will be able to obtain or maintain such clearances. In addition, government product requirements are often technically complex and the Company may be required to make costly changes to its products to meet such requirements without any assurance that such changes will generate a sale or improve the efficacy of its products.

The Company’s sales cycles can be long and unpredictable and its sales efforts require considerable time and expense.

For many customers, licensing the Company’s solutions represents a significant strategic decision and, as a result, sales cycles can be long and unpredictable, particularly during times of rising economic or geopolitical uncertainty. When dealing with automotive, government or large regulated enterprise customers, the Company is subject to risks related to increased customer bargaining power and pricing pressure, extended evaluation periods, regulatory changes, compliance with procurement requirements, complex approval systems, and unanticipated administrative delays. QNX revenue recognition is also subject to delays in the advancement of software-defined vehicle programs and the manufacture of new vehicles by automotive OEMs.

The Company’s ability to grow software and services revenue is dependent in part on its ability to maintain a qualified direct sales force, which requires significant time and resources, including investment in systems and training. There can be no assurance that the Company will be successful in implementing its sales and distribution strategy. See also the Risk Factor entitled “The Company’s success depends in part on its relationships with resellers and distributors”.

The occurrence or perception of a breach of the Company’s network cybersecurity measures or an inappropriate disclosure of confidential or personal information could significantly harm its business

The Company is continuously exposed to cyber threats through the actions of outside parties, such as hacking, viruses, and other malicious software, denial of service attacks, industrial espionage and other methods designed to breach the Company’s network or data security. The Company is also exposed to risk as a result of process, coding or human errors and through attempts by third parties to fraudulently induce employees to provide access to confidential or personal information. Although malicious attempts to gain unauthorized access to such information affect many companies across various industries, the Company is at a relatively greater risk of being specifically targeted because of its reputation for security and the nature of its network operations.

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

To attract and retain critical personnel, the Company may experience increased compensation costs that are not offset by increased productivity or higher prices for the Company’s products and services. Also, the Company’s financial results and share price performance (particularly for senior employees for whom equity-based compensation is a key element of their total compensation), among other factors, may impact the Company’s ability to attract new, and retain existing, employees. Any failure by the Company to maintain appropriate staffing, develop effective business continuity and succession programs, mitigate turnover and effectively utilize employees with the right mix of skills and experience across the functions necessary to meet the current and future needs of its business could have a material adverse effect on the Company’s business, results of operations and financial condition.

A failure or perceived failure of the security features of the Company’s solutions could materially adversely affect the Company’s reputation, financial condition and results of operations.

The Company’s products and services frequently involve the transmission, processing and storage of data, including proprietary, confidential and personally-identifiable information, and a security compromise, misconfiguration or malfunction involving the Company’s software could result in such information being accessible to attackers or other third parties. Real or perceived security breaches against a customer using the Company’s solutions could cause damage or disruption to the customer and subject the Company to liability, and may result in the customer and the public believing that the Company’s solutions are ineffective.

Additionally, the Company’s products and services are highly complex and may contain design defects, bugs or security vulnerabilities that are difficult to detect and correct. Such internal defects and a variety of external factors, including misconfigurations or errors introduced through collaborations with the Company’s engineering partners, could impair the effectiveness of the Company’s solutions.

Real or perceived defects, errors or vulnerabilities in the Company’s software and services could result in the delay or denial of their market acceptance and may harm the Company’s financial condition, results of operations and reputation as a security solutions vendor. If errors are discovered, correcting them could require significant expenditures by the Company and the Company may not be able to successfully correct them in a timely manner or at all.

Adverse macroeconomic and geopolitical conditions, including trade policies, have had and may continue to have a material adverse effect on the Company’s business, results of operations and financial condition.

Challenging macroeconomic conditions, including as a result of geopolitical events, changes to international trade policies, public health crises, automotive labour disruptions, disruptions in global supply chains, and changes in inflation and interest rates, have negatively impacted and may in the future negatively impact consumer demand for automobiles and secure communications solutions, as well as sales cycles, and in turn have materially affected and may continue to materially affect the Company’s business, results of operations and financial condition. Such economic factors and uncertainties are beyond the Company’s control and the Company has no comparative advantage in forecasting their effects.

Additionally, the imposition of new tariffs, border taxes or other barriers to trade that directly or indirectly impact the Company’s automotive or other customers could have a material adverse effect on the Company’s results of operations. For example, since February 2025, the U.S. presidential administration has imposed or threatened to impose new tariffs on imported products from Canada, Mexico, China and other countries, including most notably tariffs on imports of steel, aluminum and automobiles. The administration has also proposed, or is in the process of, increasing current tariffs and imposing additional tariffs on other imported goods. Such U.S. tariffs, and any new or additional retaliatory tariffs that may be taken by Canada or other countries in response, may adversely affect the operations of the Company’s customers and, consequently, demand for the Company’s solutions. The Company is closely monitoring this evolving situation but there can be no assurance that the Company will be able to mitigate the impacts of any trade measures, which could be material to the Company’s business operations or harm the Company’s competitive position.
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

In addition, the Company receives general commercial claims related to the conduct of its business and the performance of its products and services, including employment claims, claims for breaches of contractual covenants and other litigation claims, which may potentially include claims relating to improper use of, or access to, personal data. Liability claims related to product defects, bugs or vulnerabilities could give rise to class action litigation or to the withdrawal of certifications, and the Company may be subject to such claims either directly or indirectly through indemnities that it provides to certain of its customers. The Company’s exposure to product liability risk may increase as the Company continues to commercialize its software innovations for autonomous and connected vehicles.

Litigation resulting from these claims and from actions asserted by the Company could be costly and time-consuming and could divert the attention of management and key personnel from the Company’s business operations. The complexity of the technology involved and the inherent uncertainty of commercial, class action, securities, employment and other claims increases these risks. In recognition of these considerations, the Company may enter into settlements resulting in material expenditures, the payment of which could have a material adverse effect on the Company’s business, results of operation and financial condition. Similarly, if the Company is unsuccessful in its defence of material litigation claims, the Company may be faced with significant monetary damages or injunctive relief against it that could have a material adverse effect on the Company’s business, BlackBerry brand, results of operations and financial condition. Administrative or regulatory actions against the Company or its employees could also have a material adverse effect on the Company’s business, BlackBerry brand, results of operations and financial condition. See Note 11 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.

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

The Company believes decisions by customers to purchase its products depend and will depend in part on the availability and compatibility of software applications and services that are developed and maintained by third-party developers. The Company may not be able to convince third parties to develop and maintain applications for its secure communications software and embedded solutions platforms. The loss of, or inability to maintain these developer relationships may materially and adversely affect the desirability of the Company’s products and, hence, the Company’s revenue from the sale of its products.

The Company’s success depends in part on its relationships with resellers and channel partners.

The Company’s ability to maintain and expand its market reach depends in part on establishing, developing and maintaining relationships with third party resellers and channel partners, especially in its Secure Communications business.

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

The Company’s platform depends on interoperability with solutions offered by silicon vendors and other software vendors, such as those provided by Apple, Google and Microsoft, as well as by automotive OEMs. If the Company fails to support timely integrations with third-party solutions, the Company’s business and reputation could suffer. This could further disrupt the Company’s product roadmap and cause it to delay introduction of planned products and services, features and functionality, which could harm the Company’s business. Furthermore, some of the features and functionality in the Company’s products and services require interoperability with APIs from other vendors, and if these vendors decide to restrict the Company’s access to their APIs, that functionality would be lost and the Company’s business could be impaired.

The Company uses artificial intelligence solutions, which may expose it to operational challenges, legal liability, reputational harm and regulatory concerns.

The Company incorporates novel uses of artificial intelligence (“AI”) technologies, including generative AI, into its operations. The introduction of generative AI, an emerging technology in the early stages of commercial use, into the Company’s operations may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect the Company’s business, reputation, or financial results. Known risks of generative AI currently include risks related to accuracy, bias, toxicity, privacy and security and data provenance. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if the Company uses this flawed or protected content to its detriment or the owners of such copyrighted material seek to enforce their rights, the Company may be exposed to brand or reputational harm, competitive harm and/or legal liability.

The technologies underlying AI and its uses are the subject of ongoing review by various governmental and regulatory agencies, and various jurisdictions in the U.S., the European Union and elsewhere are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. Any actual or perceived failure to comply with these laws, regulations or ethical standards could include significant penalties and reputational harm.
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
The Company is subject to risks related to the use of open source software may not be able to obtain rights to use third-party software.
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
Certain of the Company’s products include intellectual property that is licensed from third parties. The termination of any of these licenses, or the failure of such third parties to adequately maintain, protect or update their software or intellectual property rights, could delay the Company’s ability to offer its products while the Company seeks to implement alternative technology offered by other sources (which may not be available on commercially reasonable terms) or develop such technology internally (which would require significant unplanned investment on the Company’s part). The use of third-party software in the Company’s products could also expose the Company and its customers to security vulnerabilities.
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
The Company has, and may from time to time in the future have, third-party debt service obligations pursuant to its outstanding indebtedness, which currently includes $200 million aggregate principal amount of 3.00% Senior Convertible Notes maturing on February 15, 2029 (the “Notes”). The degree to which the Company is leveraged could have important consequences, including that:
•the Company’s ability to obtain additional debt financing may be limited; and
•a portion of the Company’s cash flow from operations or other capital resources will be dedicated to the payment of the principal of, and/or interest on, indebtedness, thereby reducing funds available for working capital, capital expenditures, strategic initiatives or other business purposes.
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
The Company faces asset risk, including the potential for charges related to certain investments, long-lived assets and goodwill.
As partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, the Company received common shares of Arctic Wolf as well as a covenant from Arctic Wolf to make a subsequent cash payment to the Company of approximately $40 million one year following the closing. The common shares of Arctic Wolf are illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash and they may be difficult to value accurately. The Company may not be able to sell these shares at desired times or prices, which could negatively impact its financial condition and results of operations. Additionally, the Company is exposed to risk related to potential non-payment of the deferred cash consideration from Arctic Wolf.
The Company’s long-lived assets include items such as the Company’s network infrastructure, operating lease right-of-use assets and certain intellectual property. Under U.S. GAAP, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company’s ability to generate sufficient cash flows to fully recover the current carrying value of these assets depends on the successful execution of its strategies. If it is determined that sufficient future cash flows do not exist to support the current carrying value, the Company will be required to record an impairment charge for long-lived assets in order to adjust the value of these assets to the newly established estimated value.
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
The Company is subject to income, indirect (such as sales tax, sales and use tax and value-added tax) and other taxes in Canada, the United States and numerous other foreign jurisdictions. Significant judgment is required in determining its worldwide liability for income, indirect and other taxes, as well as potential penalties and interest. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although the Company believes that its tax estimates are reasonable, there can be no assurance that the final determination of any tax audits will not be materially different from that which is reflected in historical income, indirect and other tax provisions and accruals. Should additional taxes or penalties and interest be assessed as a result of an audit, litigation or changes in tax laws, there could be a material adverse effect on the Company’s current and future results and financial condition. In addition, there is a risk of recoverability of future deferred tax assets.
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

The Company’s customers, partners and members of its ecosystem may also have differing expectations or impose territorial or other requirements for the collection, hosting, processing and transmittal of user data or personal information in connection with BlackBerry products and services. Such expectations or requirements could subject the Company to additional costs, liabilities or negative publicity, and limit its future growth. In addition, governmental authorities may require access to limited data stored by the Company through lawful access demands and capabilities, which could subject the Company to legal liability, unforeseen compliance cost and negative publicity. Even a perception that the Company’s products or practices do not adequately protect users’ privacy or data collected by the Company, made available to the Company or stored in or through the Company’s products, or that they are being used by third parties to access personal or consumer data, could impair the Company’s sales or its reputation.
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
Regulatory requirements and standards for identifying, measuring and reporting ESG matters continue to evolve in many of the jurisdictions in which the Company operates. If the Company’s ESG practices or disclosures do not meet evolving investor or other stakeholder expectations and standards, then the reputation of the Company, its ability to attract or retain employees, and its attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. Further, the Company’s failure or perceived failure to pursue or fulfill ESG objectives or to satisfy applicable reporting standards on a timely basis, or at all, could have similar negative impacts or expose the Company to government enforcement actions and private litigation
At the same time, “anti-ESG” sentiment has recently gained momentum across the U.S., as evidenced most notably by state legislative actions, investor initiatives, and an executive order opposing diversity, equity and inclusion (“DEI”) programs in the private sector. Anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations or enforcement actions, or sustaining reputational harm.
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
The Company actively evaluates opportunities to acquire or invest in businesses, assets, products, services and technologies. Any such strategic transactions involve significant challenges and risks, including: that they may not advance the Company’s strategic objectives or generate satisfactory synergies or return on investment; that the Company may have difficulty integrating and managing new employees, business systems, development teams and product offerings; the potential loss of key employees of an acquired business; additional demands on the Company’s management, resources, systems, procedures and controls; and disruption of the Company’s ongoing business. In addition, acquisitions may involve unanticipated costs and liabilities, including possible litigation and new or increased regulatory exposure, which are not covered by the indemnity or escrow provisions, if any, of the relevant acquisition agreements.
As business circumstances dictate, the Company may also decide to divest itself of assets or businesses, as in the case of the sale of the Cylance endpoint security assets to Arctic Wolf. The Company may not be successful in identifying or managing the risks involved in any divestiture, including its ability to negotiate or collect a reasonable purchase price for the assets, potential liabilities that may continue to apply to the Company following the divestiture, potential tax implications, business disruption, employee issues or other matters. The Company’s inability to address these risks could adversely affect the Company’s business, results of operations and financial condition.
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
Sales outside of North America account for a significant portion of the Company’s revenue. The Company maintains offices in a number of foreign jurisdictions and intends to continue to pursue growth in select international markets. The Company is subject to a number of risks associated with its foreign operations that may increase liability and costs, lengthen sales cycles and require significant management attention. These risks include:
•compliance with the laws and regulations of Canada, the United States and other countries that apply to the Company’s international operations, including import and export legislation, trade sanctions, lawful access, and privacy, anti-corruption and consumer protection laws;
•reliance on third parties to establish and maintain foreign operations;
•instability in economic or political conditions;
•foreign exchange controls and cash repatriation restrictions;
•tariffs and other trade barriers;
•increased credit risk and difficulties in collecting accounts receivable;
•potential adverse tax consequences;
•uncertainties of laws and enforcement relating to the protection of intellectual property;
•litigation in foreign court systems;
•cultural and language differences; and
•difficulty in managing a geographically dispersed workforce.
In addition, the Company is exposed to foreign exchange risk as a result of transactions in currencies other than its U.S. dollar functional currency. The majority of the Company’s revenue is denominated in U.S. dollars; however, some revenue, and a substantial portion of operating costs and capital expenditures are incurred in other currencies, primarily Canadian dollars, euros and British Pounds. For more details, please refer to the discussion of foreign exchange and income taxes in the Company’s MD&A for the fiscal year ended February 28, 2025.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management program is an integral part of its overall enterprise risk management efforts. The Company manages cybersecurity risks within its products and services, infrastructure and corporate resources using a framework that is based on applicable regulations, industry standards and recognized best practices designed to safeguard the confidentiality, integrity, and availability of its information assets. Through this framework, the Company devotes appropriate resources to monitoring, identifying, assessing and responding to cybersecurity threats and incidents, including those associated with its use of third-party software, applications, services, and cloud infrastructure.
To mitigate risk to its systems, endpoints and data, the Company evaluates internal and external threat intelligence, deploys encryption and authentication technologies and other protective measures, maintains security policies and procedures, and conducts awareness training. The Company also conducts penetration and vulnerability testing and other risk assessments, implements appropriate internal controls, and engages independent third-party auditors to evaluate its compliance with security industry standards.
The Company’s incident response team, comprised of representatives from the Company’s information technology, information security, product security, engineering, communications, privacy and legal groups, is responsible for addressing actual and potential security threats and other security incidents and implementing the Company’s incident response plan. The Company’s incident response plan includes processes and procedures for assessing potential internal and external threats, escalation, activation and notification, crisis management, and post-incident recovery.
The readiness of the incident response team is promoted through table-top exercises and threat simulations, including during the fiscal year ended February 28, 2025. The Company also conducts mandatory training of all employees on its security and data privacy practices and policies and periodically sends simulated phishing emails to employees to build resilience.
In addition, the Company maintains specific policies and practices to mitigate third party security risks, including a process for evaluating the security controls of vendors and service providers who exchange data with the Company or have access to or integrate with the Company’s systems. At the same time, the Company’s control over the security posture of third parties is limited and there can be no assurance that any vendor or service provider of the Company will not experience a compromise or failure in the information assets under its control.
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
Cybersecurity Governance
The Board has overall responsibility for the Company’s enterprise risk management program, including cybersecurity risk, and the Audit and Risk Management Committee assists the Board with this oversight. The Company’s internal audit function reports to the Audit and Risk Management Committee and, among other things, provides independent assurance on the Company’s risk management activities and internal controls related to cybersecurity risk. For more information, see Part 3, Item 10 “Directors, Executive Officers and Corporate Governance – Enterprise Risk Management”.
Management’s cybersecurity programs operate under the leadership of the Company’s Chief Information Security Officer (“CISO”), who oversees a team of information and product security professionals and monitors the prevention, detection, mitigation and remediation of cybersecurity risks. The CISO provides quarterly updates to the Board on the advancing maturity of the Company’s cybersecurity program, including reports on security controls coverage and effectiveness, secure software development and product security, vulnerability testing and remediation, and security operations. The updates also include reports on improvements to processes, technology and governance to mitigate residual cybersecurity risk.
ITEM 2. PROPERTIES
The Company’s headquarters are located in Waterloo, Ontario, where the campus consists of one leased building with approximately 148,200 square feet. The remaining lease term is approximately six years with the option to renew for an additional five years. The Company’s other significant leased property is its Ottawa, Ontario facility at approximately 147,000 square feet. The remaining lease term is approximately two years with the option to renew for an additional three years. Company also operates facilities in the United States, Asia-Pacific, Europe and the Middle East for engineering, sales, marketing, research and development, the Company’s data center, and operations, among other general and administrative purposes.
The following table sets forth the location and approximate square footage of the Company’s leased facilities as of February 28, 2025:

(Square feet in thousands)
Location
North America	622
Europe, Middle East and Africa	33
Asia Pacific	78
Total	733

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
On February 28, 2025, there were 1,063 registered holders of record of the Company’s common shares.
Unregistered Sales of Equity Securities
The Company had no unregistered sales of equity securities during fiscal 2025 that were not previously reported.
Share Repurchases
The Company did not repurchase any shares during fiscal 2025 and the Company does not currently have a share repurchase program or approvals from the Board to commence a share repurchase program.
Stock Performance Graph
The following graph shows the cumulative total shareholder return of $100 invested in the common shares compared to the S&P/TSX Capped Composite index and the peer group index (S&P Software & Services Select Industry Index) for the period of February 28, 2020 to February 28, 2025.
The performance of the Company’s common shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of the Company’s common shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	Base Period
	2/28/2020	2/26/2021	2/28/2022	2/28/2023	2/29/2024	2/28/2025
BlackBerry Limited	$100.00	$194.39	132.88	75.05	53.77	91.10
S&P TSX Capped Composite	100.00	111.05	129.90	124.34	131.36	156.14
S&P Software & Services Select Industry Index	100.00	163.09	146.93	122.03	157.22	179.19
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited, for the fiscal year ended February 28, 2025. The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP. All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Readers should carefully review Part I, Item 1A “Risk Factors” and other documents filed by the Company from time to time with the Securities and Exchange Commission (“SEC”) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Please refer to our MD&A included in our Annual Report on 10-K for the fiscal year ended February 29, 2024 for a comparative discussion of our fiscal 2024 financial results as compared to our fiscal 2023 financial results, which is incorporated herein by reference. Additional information about the Company can be found on SEDAR+ at www.sedarplus.ca and on the SEC’s website at www.sec.gov.
Cylance Sale
On February 3, 2025, the Company completed the sale of its Cylance endpoint security assets and related liabilities to Arctic Wolf Network, Inc. (“Arctic Wolf”) for $160.0 million of cash, subject to certain adjustments of approximately $39.1 million, and 5.5 million common shares of Arctic Wolf. As a result of the Cylance sale, it is no longer reported alongside UEM, SecuSuite and AtHoc as the Cybersecurity segment, and those three businesses are now reported separately from Cylance as the Secure Communications segment. The financial results of Cylance are presented as discontinued operations and are included in “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. Prior period comparatives in the financial statements, and throughout this Annual Report on Form 10-K where applicable, have been recast to reflect this change
Cautionary Note Regarding Forward-Looking Statements
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
•the Company’s expectations with respect to its revenue, segment adjusted EBITDA, adjusted Corporate general and administrative costs, adjusted EBITDA, non-GAAP EPS and operating cash flow in the first quarter of fiscal 2026, and these items for fiscal 2026 as a whole;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.

The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this Annual Report on Form 10-K, including in the sections in Part I, Item 1 “Business” entitled “The Company: A heritage of innovation”, “Industry Background - QNX”, “Competition and Competitive Strengths - QNX”, “Intellectual Property” and “Human Capital”, and in the sections of this MD&A entitled, “Results of Operations - Fiscal year ended February 28, 2025 compared to fiscal year ended February 29, 2024 - Revenue - Revenue by Segment”, “Results of Operations - Fiscal year ended February 28, 2025 compared to fiscal year ended February 29, 2024 - Gross Margin and Adjusted EBITDA by Segment”, “Results of Operations - Fiscal year ended February 28, 2025 compared to fiscal year ended February 29, 2024 - Operating Expenses - General and Administrative Expenses”, “Results of Operations - Fiscal year ended February 28, 2025 compared to fiscal year ended February 29, 2024 - Net Loss ”, and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, the Company’s expectations regarding its financial performance, and the Company’s expectations regarding the planned separation of its businesses. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
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
Business Overview
The Company provides enterprises and governments the intelligent software and services that power the world around us. Based in Waterloo, Ontario, the Company’s high-performance foundational software enables major automakers and industrial giants alike to unlock transformative applications, drive new revenue streams and launch innovative business models, all without sacrificing safety, security, and reliability. With a deep heritage in Secure Communications, BlackBerry delivers operational resiliency with a comprehensive, highly secure, and extensively certified portfolio for mobile fortification, mission-critical communications, and critical events management. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange. The Company was incorporated under the Business Corporations Act (Ontario) on March 7, 1984.
The Company continued to execute on its strategy in fiscal 2025 and announced the following significant achievements:
Products and Innovation:
•QNX announced that its embedded technology powers more than 255 million vehicles;
•QNX launched its General Embedded Development Platform to accelerate developer innovation for embedded systems;
•QNX introduced a software-defined functional safety platform for industrial automation in collaboration with Intel;
•QNX added QNX® Containers to support operating system virtualization and containerization on QNX-based devices;
•BlackBerry UEM placed in the upper-right quadrant as a 2024 Gartner® Peer Insights™ Customers’ Choice for Unified Endpoint Management tools; and
•The Company announced that BlackBerry AtHoc is “in process” to become the first critical events management solution to obtain FedRAMP high authorization.
Customers and Partners:
•The Company completed the sale of its Cylance endpoint security assets to Arctic Wolf;
•QNX collaborated with Microsoft to make QNX SDP 8.0 available in the Microsoft Azure cloud environment;
•QNX announced a multi-year collaboration with Vector and TTTech Auto to develop and market a vehicle software platform that pre-integrates the QNX OS with other leading middleware components;
•QNX partnered with Pi Square Technologies to train software engineers across India as part of QNX Everywhere ecosystem expansion strategy;

•QNX extended its relationship with AMD to support a wider range of adaptive computing devices used in robotic systems and other embedded devices;
•QNX was selected by Hyundai Mobis to power its next-generation digital cockpit platform;
•QNX partnered with ETAS to jointly sell and market software solutions for SDVs; and
•QNX was selected by FERNRIDE for its safety-certified autonomous terminal tractor solution; and
•BlackBerry announced the Government of Canada’s investment in the Malaysia Cybersecurity Center of Excellence.
Environmental, Sustainability and Corporate Governance:
•Appointed Lori O’Neill, an experienced corporate director and financial expert, to the Board of Directors;
•Appointed Lisa Bahash, an automotive OEM and Tier 1 supplier veteran, to the Board of Directors; and
•Appointed Tim Foote as Chief Financial Officer.
Fiscal 2025 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the fiscal years ended February 28, 2025, February 29, 2024, and February 28, 2023:

	As at and for the Fiscal Years Ended (in millions, except for share and per share amounts)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Revenue	$534.9	$759.1	$(224.2)	$526.3	$232.8
Gross margin	394.9	490.7	(95.8)	366.6	124.1
Operating expenses	394.1	479.7	(85.6)	573.4	(93.7)
Investment income, net	7.7	18.8	(11.1)	5.0	13.8
Income (loss) before income taxes	8.5	29.8	(21.3)	(201.8)	231.6
Provision for income taxes	17.0	24.2	(7.2)	13.7	10.5
Income (loss) from continuing operations	(8.5)	5.6	(14.1)	(215.5)	221.1
Loss from discontinued operations (1)	(70.5)	(135.8)	65.3	(518.9)	383.1
Net loss	$(79.0)	$(130.2)	$51.2	$(734.4)	$604.2
Earnings (loss) per share - reported
Basic	$(0.13)	$(0.22)		$(1.27)
Diluted	$(0.13)	$(0.22)		$(1.35)

Weighted-average number of shares outstanding (000’s)
Basic	591,470	584,543		578,654
Diluted (1)	591,470	592,497		639,487

______________________________
(1)As a result of the Cylance sale, it is no longer reported alongside UEM, SecuSuite and AtHoc as the Cybersecurity segment, and those three businesses are now reported separately from Cylance as the Secure Communications segment. The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. Prior period comparatives have been recast to reflect this change.
(2)Diluted loss per share on a U.S. GAAP basis for fiscal 2025 and 2024 do not include the dilutive effect of the Debentures (as defined below in “Debt Financing and Other Funding Sources”) as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for fiscal 2025 and fiscal 2023 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 9 to the Consolidated Financial Statements for the fiscal year ended February 28, 2025 for calculation of the dilutive weighted average number of shares outstanding.

The following section sets forth certain consolidated statements of operations data for the three months ended February 28, 2025, February 29, 2024 and February 28, 2023:

	For the Three Months Ended (in millions, except for share and per share amounts)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Revenue	$141.7	$152.9	$(11.2)	$123.6	$29.3
Gross margin	104.1	122.2	(18.1)	89.8	32.4
Operating expenses	112.1	134.7	(22.6)	191.0	(56.3)
Investment income, net	1.6	4.0	(2.4)	6.2	(2.2)
Loss before income taxes	(6.4)	(8.5)	2.1	(95.0)	86.5
Provision for income taxes	1.4	3.9	(2.5)	1.9	2.0
Loss from continuing operations	(7.8)	(12.4)	4.6	(96.9)	84.5
Income (loss) from discontinued operations (1)	0.4	(43.8)	44.2	(398.0)	354.2
Net loss	$(7.4)	$(56.2)	$48.8	$(494.9)	$438.7
Earnings (loss) per share - reported
Basic	$(0.01)	$(0.10)	$0.09	$(0.85)	$0.75
Diluted (2)	$(0.01)	$(0.10)	$0.09	$(0.81)	$0.71

Weighted-average number of shares outstanding (000’s)
Basic	594,267	587,523		581,493
Diluted (2)	594,267	587,523		642,327
______________________________
(1)As a result of the Cylance sale, it is no longer reported alongside UEM, SecuSuite and AtHoc as the Cybersecurity segment, and those three businesses are now reported separately from Cylance as the Secure Communications segment. The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. Prior period comparatives have been recast to reflect this change.
(2)Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2025 and 2024 do not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis in the fourth quarter of 2025, 2024 and 2023 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
The following tables show information by operating segment for the three months and years ended February 28, 2025 and February 29, 2024. The Company reports segment information in accordance with U.S. GAAP ASC Section 280 based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance of the Company’s reportable operating segments. The measure of segment profit or loss disclosed by the Company in the Consolidated Financial Statements under the “management” approach in reviewing the results of the Company’s operating segments is segment adjusted gross margin. Additionally below, management uses the additional measures of segment profit or loss used by the CODM which is segment adjusted EBITDA a non-GAAP financial measure. Also note the change in presentation relating to expense reclassification as disclosed in Note 1 to the Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	Secure Communications			QNX			Licensing			Segment Totals
	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change
	2025	2024		2025	2024		2025	2024		2025	2024
Segment revenue	$67.3	$71.6	$(4.3)	$65.8	$65.9	$(0.1)	$8.6	$15.4	$(6.8)	$141.7	$152.9	$(11.2)
Segment cost of sales	24.5	18.9	5.6	11.1	9.7	1.4	1.6	1.4	0.2	37.2	30.0	7.2
Segment adjusted gross margin	$42.8	$52.7	$(9.9)	$54.7	$56.2	$(1.5)	$7.0	$14.0	$(7.0)	$104.5	$122.9	$(18.4)
Segment research and development	9.1	11.6	(2.5)	13.1	16.0	(2.9)	—	—	—	22.2	27.6	(5.4)
Segment sales and marketing	12.0	13.4	(1.4)	14.5	12.3	2.2	—	—	—	26.5	25.7	0.8
Segment general and administrative	9.7	11.6	(1.9)	8.5	10.8	(2.3)	7.8	3.6	4.2	26.0	26.0	—
Less amortization included in the above	0.6	1.0	(0.4)	0.6	0.6	—	2.2	2.3	(0.1)	3.4	3.9	(0.5)
Segment adjusted EBITDA	$12.6	$17.1	$(4.5)	$19.2	$17.7	$1.5	$1.4	$12.7	$(11.3)	$33.2	$47.5	$(14.3)

	For the Years Ended
	(in millions)
	Secure Communications			QNX			Licensing			Segment Totals
	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change
	2025	2024		2025	2024		2025	2024		2025	2024
Segment revenue	$272.6	$283.8	$(11.2)	$236.0	$215.4	$20.6	$26.3	$259.9	$(233.6)	$534.9	$759.1	$(224.2)
Segment cost of sales	92.7	80.7	12.0	38.8	33.8	5.0	6.1	150.9	(144.8)	137.6	265.4	(127.8)
Segment adjusted gross margin	$179.9	$203.1	$(23.2)	$197.2	$181.6	$15.6	$20.2	$109.0	$(88.8)	$397.3	$493.7	$(96.4)
Segment research and development	44.2	56.1	(11.9)	59.9	64.5	(4.6)	—	—	—	104.1	120.6	(16.5)
Segment sales and marketing	46.4	58.2	(11.8)	46.6	43.4	3.2	—	—	—	93.0	101.6	(8.6)
Segment general and administrative	40.2	47.2	(7.0)	33.9	43.1	(9.2)	13.4	23.2	(9.8)	87.5	113.5	(26.0)
Less amortization included in the above	3.2	4.4	(1.2)	2.3	2.9	(0.6)	9.0	9.7	(0.7)	14.5	17.0	(2.5)
Segment adjusted EBITDA	$52.3	$46.0	$6.3	$59.1	$33.5	$25.6	$15.8	$95.5	$(79.7)	$127.2	$175.0	$(47.8)

The following tables reconcile the Company’s segment gross margin for the three months and year ended February 28, 2025 to consolidated U.S. GAAP results:

	For the Three Months Ended February 28, 2025
	(in millions)
	Secure Communications	QNX	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$67.3	$65.8	$8.6	$141.7	$—	$141.7
Cost of sales	24.5	11.1	1.6	37.2	0.4	37.6
Gross margin (1)	$42.8	$54.7	$7.0	$104.5	$(0.4)	$104.1
Operating expenses					112.1	112.1
Investment income, net					1.6	1.6
Loss before income taxes						$(6.4)

	For the Year Ended February 28, 2025
	(in millions)
	Secure Communications	QNX	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$272.6	$236.0	$26.3	$534.9	$—	$534.9
Cost of sales	92.7	38.8	6.1	137.6	2.4	140.0
Gross margin (1)	$179.9	$197.2	$20.2	$397.3	$(2.4)	$394.9
Operating expenses					394.1	394.1
Investment income, net					7.7	7.7
Income before income taxes						$8.5
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months and year ended February 28, 2025.
The following tables reconcile the Company’s segment gross margin results for the three months and year ended February 29, 2024 to consolidated U.S. GAAP results:

	For the Three Months Ended February 29, 2024
	(in millions)
	Secure Communications	QNX	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$71.6	$65.9	$15.4	$152.9	$—	$152.9
Cost of sales	18.9	9.7	1.4	30.0	0.7	30.7
Gross margin (1)	$52.7	$56.2	$14.0	$122.9	$(0.7)	$122.2
Operating expenses					134.7	134.7
Investment income, net					4.0	4.0
Loss before income taxes						$(8.5)

	For the Year Ended February 29, 2024
	(in millions)
	Secure Communications	QNX	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$283.8	$215.4	$259.9	$759.1	$—	$759.1
Cost of sales	80.7	33.8	150.9	265.4	3.0	268.4
Gross margin (1)	$203.1	$181.6	$109.0	$493.7	$(3.0)	$490.7
Operating expenses					479.7	479.7
Investment income, net					18.8	18.8
Income before income taxes						$29.8
______________________________

(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months and year ended February 29, 2024.
The following table reconciles total segment adjusted EBITDA for the three months and year ended February 28, 2025 and February 29, 2024 to the Company’s consolidated totals:

	Three Months Ended		For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Total Segment Adjusted EBITDA	$33.2	$47.5	$127.2	$175.0
Adjustments (1):
Stock compensation expense	4.3	4.8	20.6	28.8
Restructuring expenses	11.4	18.4	26.1	35.9
Less:
Corporate general and administrative expense	12.1	9.3	43.0	33.3
Amortization	5.7	6.4	24.3	31.3
Impairment of long-lived assets	4.9	4.7	9.6	15.3
Impairment of goodwill	—	15.9	—	15.9
Prior Debentures fair value adjustment	—	0.5	—	3.5
Litigation settlement	2.8	—	2.8	—
Investment income	(1.6)	(4.0)	(7.7)	(18.8)
Consolidated income (loss) from continuing operations before income taxes	$(6.4)	$(8.5)	$8.5	$29.8
______________________________
(1) The CODM reviews segment information on an adjusted EBITDA basis, which excludes certain amounts as described below:
Stock compensation expenses - Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.
Restructuring expenses - Restructuring costs relate to employee termination benefits, facilities, streamlining many of the Company’s centralized corporate functions into Secure Communications (formerly “Cybersecurity”) and QNX (formerly “IoT”) specific teams, and other costs pursuant to programs to reduce the Company’s annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
Financial Highlights
The Company had approximately $410.3 million in cash, cash equivalents and investments as of February 28, 2025 (Fiscal 2024 - $298.2 million).
In fiscal 2025, the Company recognized revenue of $534.9 million and incurred a net loss of $79.0 million, or 0.13 basic and diluted loss per share on a U.S. GAAP basis (fiscal 2024 - revenue of $759.1 million and net loss of $130.2, or 0.22 basic loss and diluted loss per share). The Company recognized net loss from continuing operations of $8.5 million, or $0.01 basic and diluted loss per share on a U.S. GAAP basis for fiscal 2025 (fiscal 2024 - net income from continuing operations of $5.6 million, or $0.01 basic and diluted earnings per share).
The Company recognized adjusted net income of $12.5 million, or adjusted income of $0.02 per share, on a non-GAAP basis in fiscal 2025 (fiscal 2024 - adjusted net income of $30.6 million and adjusted income of $0.05 per share). See “Non-GAAP Financial Measures” below. Adjusted net income from continuing operations was $57.6 million in fiscal 2025 or $0.10 adjusted basic earnings per share from continuing operations (fiscal 2024 - adjusted net income from continuing operations of $116.0 million, or $0.20 adjusted basic earnings per share from continuing operations).

Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On April 2, 2025, the Company announced financial results for the three months and fiscal year ended February 28, 2025, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted income (loss) from continuing operations, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted EBITDA from continuing and discontinued operations, adjusted segment EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP financial measures and non-GAAP ratios provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and are useful in helping management and readers understand the Company’s operating results and underlying operational trends. For purposes of comparability, the Company’s non-GAAP financial measures for the three months ended and years ended February 29, 2024 and February 28, 2023 have been updated to conform to the current year’s presentation and discontinued operations.

•Prior Debentures fair value adjustment. The Company elected to measure the Prior Debentures (as defined below) at fair value in accordance with the fair value option under U.S. GAAP. Each period, the fair value of the Prior Debentures was recalculated and the resulting non-cash income and charges from the change in fair value from non-credit components of the Prior Debentures were recognized in income. The amount varied each period depending on changes to the Company’s share price, share price volatility and credit indices. This was not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
•Restructuring charges. The Company believes that restructuring costs relating to employee termination benefits, facilities, streamlining many of the Company’s centralized corporate functions into Secure Communications (formerly “Cybersecurity”) and QNX (formerly “IoT”) specific teams, and other costs pursuant to programs to reduce the Company’s annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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
•Long-lived asset impairment charge. The Company believes that long-lived asset impairment charges (“LLA impairment charge”) do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
•Goodwill impairment charge. The Company believes that goodwill impairment charges do not reflect expected future operating expenses, are non-cash, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
•Litigation settlements. The Company believes that litigation settlements do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended February 28, 2025, February 29, 2024 and February 28, 2023
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted income (loss) from continuing operations, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted EBITDA from continuing and discontinued operations, adjusted segment EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended February 28, 2025, February 29, 2024 and February 28, 2023 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2025	February 29, 2024	February 28, 2023
Gross margin	$104.1	$122.2	$89.8
Stock compensation expense	0.4	0.7	0.7
Adjusted gross margin	$104.5	$122.9	$90.5

Gross margin %	73.5%	79.9%	72.7%
Stock compensation expense	0.2%	0.5%	0.5%
Adjusted gross margin %	73.7%	80.4%	73.2%
Reconciliation of U.S. GAAP operating expense for the three months ended February 28, 2025, November 30, 2024, February 29, 2024 and February 28, 2023 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2025	November 30, 2024	February 29, 2024	February 28, 2023
Operating expense	$112.1	$92.7	$134.7	$191.0
Restructuring charges	11.4	6.1	18.4	5.9
Stock compensation expense	3.9	4.1	4.1	7.1
Prior Debentures fair value adjustment	—	—	0.5	(25.4)
Acquired intangibles amortization	1.7	1.8	1.8	3.5
Litigation settlements	2.8	—	—	—
Goodwill impairment charge	—	—	15.9	112.1
LLA impairment charge	4.9	1.0	4.7	—
Adjusted operating expense	$87.4	$79.7	$89.3	$87.8

Reconciliation of U.S. GAAP loss from continuing operations, U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended February 28, 2025, February 29, 2024 and February 28, 2023 to adjusted income (loss) from continuing operations, adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	February 28, 2025		February 29, 2024		February 28, 2023
		Basic earnings (loss) per share		Basic earnings (loss) per share		Basic earnings (loss) per share
Loss from continuing operations	$(7.8)	$(0.01)	$(12.4)	$(0.02)	$(96.9)	$(0.17)
Restructuring charges	11.4		18.4		5.9
Stock compensation expense	4.3		4.8		7.8
Prior Debentures fair value adjustment	—		0.5		(25.4)
Acquired intangibles amortization	1.7		1.8		3.5
Litigation settlements	2.8		—		—
Goodwill impairment charge	—		15.9		112.1
LLA impairment charge	4.9		4.7		—
Adjusted income from continuing operations	$17.3	$0.03	$33.7	$0.06	$7.0	$0.01

Net income (loss)	$(7.4)	$(0.01)	$(56.2)	$(0.10)	$(494.9)	$(0.85)
Restructuring charges	11.4		18.4		5.9
Stock compensation expense	4.3		5.6		10.5
Prior Debentures fair value adjustment	—		0.5		(25.4)
Acquired intangibles amortization	1.7		8.6		14.4
Litigation settlements	2.8		—		—
Goodwill impairment charge	—		34.8		245.4
LLA impairment charge	4.9		4.7		231.0
Adjusted net income (loss)	$17.7	$0.03	$16.4	$0.03	$(13.1)	$(0.02)

Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the three months ended February 28, 2025, February 29, 2024 and February 28, 2023 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2025	February 29, 2024	February 28, 2023
Research and development	$23.2	$28.9	$33.1
Stock compensation expense	1.2	1.6	1.8
Adjusted research and development expense	$22.0	$27.3	$31.3

Sales and marketing	$27.1	$26.0	$28.7
Stock compensation expense	0.7	0.3	0.9
Adjusted sales and marketing expense	$26.4	$25.7	$27.8

General and administrative	$50.0	$54.0	$35.8
Restructuring charges	11.4	18.4	5.9
Stock compensation expense	2.0	2.2	4.4
Adjusted general and administrative expense	$36.6	$33.4	$25.5

Amortization	$4.1	$4.7	$6.7
Acquired intangibles amortization	1.7	1.8	3.5
Adjusted amortization expense	$2.4	$2.9	$3.2
Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the years ended February 28, 2025, February 29, 2024 and February 28, 2023
A reconciliation of the most directly comparable U.S. GAAP financial measures for the years ended February 28, 2025, February 29, 2024 and February 28, 2023 to adjusted financial measures is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2025	February 29, 2024	February 28, 2023
Gross margin	$394.9	$490.7	$366.6
Stock compensation expense	2.4	3.0	3.0
Adjusted gross margin	$397.3	$493.7	$369.6

Gross margin %	73.8%	64.6%	69.7%
Stock compensation expense	0.5%	0.4%	0.5%
Adjusted gross margin %	74.3%	65.0%	70.2%

Operating expense	$394.1	$479.7	$573.4
Restructuring charges	26.1	35.9	10.2
Stock compensation expense	18.2	25.8	24.4
Prior Debentures fair value adjustment	—	3.5	(137.4)
Acquired intangibles amortization	7.0	11.0	13.8
Litigation settlements	2.8	—	165.0
Goodwill impairment charge	—	15.9	112.1
LLA impairment charge	9.6	15.3	3.5
Adjusted operating expense	$330.4	$372.3	$381.8

Reconciliation of U.S. GAAP income (loss) from continuing operations, U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the years ended February 28, 2025, February 29, 2024 and February 28, 2023 to adjusted income (loss) from continuing operations, adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Fiscal Years Ended (in millions, except per share amounts)	February 28, 2025		February 29, 2024		February 28, 2023
		Basic earnings (loss) per share		Basic earnings (loss) per share		Basic loss per share
Income (loss) from continuing operations	$(8.5)	$(0.01)	$5.6	$0.01	$(215.5)	$(0.37)
Restructuring charges	26.1		35.9		10.2
Stock compensation expense	20.6		28.8		27.4
Prior Debentures fair value adjustment	—		3.5		(137.4)
Acquired intangibles amortization	7.0		11.0		13.8
Litigation settlements	2.8		—		165.0
Goodwill impairment charge	—		15.9		112.1
LLA impairment charge	9.6		15.3		3.5
Adjusted income (loss) from continuing operations	$57.6	$0.10	$116.0	$0.20	$(20.9)	$(0.04)

Net loss	$(79.0)	$(0.13)	$(130.2)	$(0.22)	$(734.4)	$(1.27)
Restructuring charges	26.1		35.9		10.2
Stock compensation expense	25.6		33.1		31.4
Prior Debentures fair value adjustment	—		3.5		(137.4)
Acquired intangibles amortization	27.4		38.2		82.0
Litigation settlements	2.8		—		165.0
Goodwill impairment charge	—		34.8		245.4
LLA impairment charge	9.6		15.3		234.5
Adjusted net income (loss)	$12.5	$0.02	$30.6	$0.05	$(103.3)	$(0.17)

Reconciliation of U.S GAAP research and development, sales and marketing, general and administrative, and amortization expense for the years ended February 28, 2025, February 29, 2024 and February 28, 2023 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2025	February 29, 2024	February 28, 2023
Research and development	$108.8	$127.1	$134.2
Stock compensation expense	5.3	7.3	7.4
Adjusted research and development expense	$103.5	$119.8	$126.8

Sales and marketing	$95.5	$104.0	$102.6
Stock compensation expense	2.8	2.5	2.7
Adjusted sales and marketing expense	$92.7	$101.5	$99.9

General and administrative	$159.7	$187.2	$172.0
Restructuring charges	26.1	35.9	10.2
Stock compensation expense	10.1	16.0	14.3
Adjusted general and administrative expense	$123.5	$135.3	$147.5

Amortization	$17.7	$26.7	$27.4
Acquired intangibles amortization	7.0	11.0	13.8
Adjusted amortization expense	$10.7	$15.7	$13.6

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended February 28, 2025, February 29, 2024 and February 28, 2023 are reflected in the table below.

For the Three Months Ended (in millions)	February 28, 2025	February 29, 2024	February 28, 2023
Operating loss	$(8.0)	$(12.5)	$(101.2)
Non-GAAP adjustments to operating loss
Restructuring charges	11.4	18.4	5.9
Stock compensation expense	4.3	4.8	7.8
Prior Debentures fair value adjustment	—	0.5	(25.4)
Acquired intangibles amortization	1.7	1.8	3.5
Litigation settlements	2.8	—	—
Goodwill impairment charge	—	15.9	112.1
LLA impairment charge	4.9	4.7	—
Total non-GAAP adjustments to operating loss	25.1	46.1	103.9
Adjusted operating income	17.1	33.6	2.7
Amortization	5.7	6.4	9.0
Acquired intangibles amortization	(1.7)	(1.8)	(3.5)
Adjusted EBITDA	$21.1	$38.2	$8.2

Revenue	$141.7	$152.9	$123.6
Adjusted operating income margin % (1)	12%	22%	2%
Adjusted EBITDA margin % (2)	15%	25%	7%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

Adjusted operating income (loss), adjusted EBITDA, adjusted operating income (loss) margin percentage and adjusted EBITDA margin percentage for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023 are reflected in the table below.

For the Fiscal Years Ended (in millions)	February 28, 2025	February 29, 2024	February 28, 2023
Operating income (loss)	$0.8	$11.0	$(206.8)
Non-GAAP adjustments to operating income (loss)
Restructuring charges	26.1	35.9	10.2
Stock compensation expense	20.6	28.8	27.4
Prior Debentures fair value adjustment	—	3.5	(137.4)
Acquired intangibles amortization	7.0	11.0	13.8
Litigation settlements	2.8	—	165.0
Goodwill impairment charge	—	15.9	112.1
LLA impairment charge	9.6	15.3	3.5
Total non-GAAP adjustments to operating income (loss)	66.1	110.4	194.6
Adjusted operating income (loss)	66.9	121.4	(12.2)
Amortization	24.3	31.3	36.5
Acquired intangibles amortization	(7.0)	(11.0)	(13.8)
Adjusted EBITDA	$84.2	$141.7	$10.5

Revenue	$534.9	$759.1	$526.3
Adjusted operating income (loss) margin % (1)	13%	16%	(2%)
Adjusted EBITDA margin % (2)	16%	19%	2%
______________________________
(1) Adjusted operating income (loss) margin % is calculated by dividing adjusted operating income (loss) by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

Adjusted EBITDA from continuing and discontinued operations for the fiscal years ended February 28, 2025, February 29, 2024 and February 28, 2023 are reflected in the table below.

For the Fiscal Years Ended (in millions)	February 28, 2025	February 29, 2024	February 28, 2023
Net loss	$(79.0)	$(130.2)	$(734.4)
Non-GAAP adjustments to operating loss
Restructuring charges	26.1	35.9	10.2
Stock compensation expense	25.6	33.1	31.4
Prior Debentures fair value adjustment	—	3.5	(137.4)
Acquired intangibles amortization	27.4	38.2	82.0
Litigation settlements	2.8	—	165.0
Goodwill impairment charge	—	34.8	245.4
LLA impairment charge	9.6	15.3	234.5
Total non-GAAP adjustments to net loss	91.5	160.8	631.1
Adjusted operating income (loss)	12.5	30.6	(103.3)
Amortization	44.7	58.5	104.7
Acquired intangibles amortization	(27.4)	(38.2)	(82.0)
Investment income, net	(7.7)	(18.8)	(5.0)
Provision for income taxes from continuing and discontinued operations	17.2	24.2	13.7
Adjusted EBITDA from continuing and discontinued operations	$39.3	$56.3	$(71.9)
The Company uses free cash flow (usage) when assessing its sources of liquidity, capital resources, and quality of earnings. The Company believes that free cash flow (usage) is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business.
Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the three months ended February 28, 2025, February 29, 2024 and February 28, 2023 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2025	February 29, 2024	February 28, 2023
Net cash provided by (used in) operating activities	$42.0	$(14.7)	$(6.9)
Acquisition of property, plant and equipment	(0.5)	(1.6)	$(2.0)
Free cash flow (usage)	$41.5	$(16.3)	$(8.9)

Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the years ended February 28, 2025, February 29, 2024 and February 28, 2023 to free cash flow (usage) is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2025	February 29, 2024	February 28, 2023
Net cash provided by (used in) operating activities	$16.5	$(3.5)	$(262.2)
Acquisition of property, plant and equipment	(3.1)	(7.1)	(7.3)
Free cash flow (usage)	$13.4	$(10.6)	$(269.5)
For the year ended February 28, 2023, free cash usage includes $165.0 million paid in relation to a legal settlement.
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that Secure Communications annual recurring revenue (“ARR”), Secure Communications dollar-based net retention rate (“DBNRR”) and QNX royalty backlog do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies.
Comparative breakdowns of certain key metrics for the three months ended February 28, 2025 and February 29, 2024 are set forth below.

For the Three Months Ended (in millions)	February 28, 2025	February 29, 2024	Change
Secure Communications Annual Recurring Revenue	$208	$202	$6
Secure Communications Dollar-Based Net Retention Rate	93%	91%	2%
QNX Royalty Backlog	$865	$815	$50
Secure Communications Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Secure Communications business.
Secure Communications ARR was approximately $208 million in the fourth quarter of fiscal 2025 and decreased compared to $215 million in the third quarter of fiscal 2025 and increased compared to $202 million in the fourth quarter of fiscal 2024 primarily due to customer churn in the UEM business.
Secure Communications Dollar-Based Net Retention Rate
The Company calculates the Secure Communications DBNRR as of period end by first calculating the Secure Communications ARR from the customer base as at 12 months prior to the current period end (“Prior Period ARR”). The Company then calculates the Secure Communications ARR for the same cohort of customers as at the current period end (“Current Period ARR”). The Company then divides the Current Period ARR by the Prior Period ARR to calculate the DBNRR. The Company uses DBNRR as an indicator of business momentum for the Secure Communications business.
Secure Communications DBNRR was 93% in the fourth quarter of fiscal 2025 and decreased compared to 95% in the third quarter of fiscal 2025 and increased compared to 91% in the fourth quarter of fiscal 2024.
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
QNX royalty backlog was approximately $865 million at the end of the fourth quarter of fiscal 2025 and increased compared to approximately $815 million at the end of the fourth quarter of fiscal 2024.

Results of Operations - Fiscal year ended February 28, 2025 compared to fiscal year ended February 29, 2024
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Fiscal Years Ended (in millions)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Revenue by Segment
Secure Communications	$272.6	$283.8	$(11.2)	$288.2	$(4.4)
QNX	236.0	215.4	20.6	205.7	9.7
Licensing	26.3	259.9	(233.6)	32.4	227.5
	$534.9	$759.1	$(224.2)	$526.3	$232.8

% Revenue by Segment
Secure Communications	51.0%	37.4%		54.8%
QNX	44.1%	28.4%		39.1%
Licensing	4.9%	34.2%		6.1%
	100.0%	100.0%		100.0%
Secure Communications
The decrease in Secure Communications revenue of $11.2 million was primarily due to a decrease of $34.9 million relating to up-front components of revenue recognized in fiscal 2024 on the Company’s long term agreement with the Government of Malaysia and a decrease of $19.1 million in BlackBerry UEM product revenue, partially offset by an increase of $32.1 million relating to product revenue in Secusmart, an increase of $7.9 million increase in professional services revenue and an increase of $2.7 million in BlackBerry AtHoc.
The Company previously stated that it expected Secure Communications revenue to be in the range of $267 million to $271 million for fiscal 2025 as a whole. Secure Communications revenue was $272.6 million for fiscal 2025.
The Company expects Secure Communications revenue to be in the range of $50 million to $54 million in the first quarter of fiscal 2026, and for the full year to be in the range of $230 million to $240 million in fiscal 2026.
QNX
The increase in QNX revenue of $20.6 million was primarily due to an increase of $22.1 million in BlackBerry QNX royalty revenue and an increase of $6.3 million in BlackBerry Radar revenue, partially offset by a decrease of $4.9 million in BlackBerry QNX development seat revenue and a decrease of $1.7 million in professional services.
The Company previously stated that it expected QNX revenue to be in the range of $230 million to $235 million for fiscal 2025 as a whole. QNX revenue for fiscal 2025 was $236.0 million.
The Company expects QNX revenue to be in the range of $51 million to $55 million in the first quarter of fiscal 2026. The Company previously stated that it expects QNX revenue to be in the range of $260 million to $270 million for fiscal 2026 as a whole. The Company now expects QNX revenue to be in the range of $250 million to $270 million for fiscal 2026 as a whole due to the uncertain impact of new U.S. tariffs and global retaliatory tariffs on QNX’s automotive customers.
Licensing
The decrease in Licensing revenue of $233.6 million was primarily due to $217.7 million associated with the Company’s patent sale in the first quarter of fiscal 2024, which was a one time-event, and a decrease of $15.9 million in revenue from the Company’s other intellectual property licensing arrangements.
The Company previously stated that it expected Licensing revenue to be approximately $20 million for fiscal 2025 as a whole. Licensing revenue was $26.3 million for fiscal 2025 due to the timing of new licensing deals.
The Company expects Licensing revenue to be approximately $6 million in each of the four quarters of fiscal 2026.

Total BlackBerry Revenue
The Company previously stated that it expected total BlackBerry revenue to be in the range of $517 million to $526 million in fiscal 2025 as a whole. Total BlackBerry revenue was $534.9 million and was higher due to the total impact of each of the Company’s operating segments exceeding the top end of the Company’s expectation ranges.
The Company expects total BlackBerry revenue to be approximately $107 million to $115 million in the first quarter of fiscal 2026, and for the full year to be in the range of $504 million to $534 million in fiscal 2026.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Fiscal Years Ended (in millions)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Revenue by Geography
North America	$248.7	$496.9	$(248.2)	$261.7	$235.2
Europe, Middle East and Africa	188.6	159.0	29.6	203.1	(44.1)
Other regions	97.6	103.2	(5.6)	61.5	41.7
	$534.9	$759.1	$(224.2)	$526.3	$232.8

% Revenue by Geography
North America	46.5%	65.5%		49.7%
Europe, Middle East and Africa	35.3%	20.9%		38.6%
Other regions	18.2%	13.6%		11.7%
	100.0%	100.0%		100.0%
North America Revenue
The decrease in North America revenue of $248.2 million was primarily due to $217.7 million associated with the Company’s patent sale in the first quarter of fiscal 2024, which was a one time-event, a decrease of $17.6 BlackBerry UEM licensing revenue, a decrease of $15.9 million in revenue from the Company’s other intellectual property licensing arrangements and a decrease of $8.4 million in BlackBerry QNX development seat revenue, partially offset by an increase of $8.8 million in BlackBerry QNX royalty revenue and an increase of $5.8 million in BlackBerry Radar.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $29.6 million was primarily due to an increase of $32.0 million relating to product revenue in Secusmart and an increase of $3.2 million in BlackBerry QNX royalty revenue, partially offset by a decrease of $4.3 million in professional services revenue.
Other Regions Revenue
The decrease in Other regions revenue of $5.6 million was primarily due to a decrease of $34.9 million relating to up-front components of revenue recognized in fiscal 2024 on the Company’s long term agreement with the Government of Malaysia, partially offset by an increase of $11.7 million professional services revenue, an increase of $10.2 million in BlackBerry QNX royalty revenue and an increase of $3.3 million in BlackBerry QNX development seat revenue.

Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $95.8 million to approximately $394.9 million in fiscal 2025 (fiscal 2024 - $490.7 million). The decrease was primarily due to the patent sale in the first quarter of fiscal 2024, which was a one-time event, and a lower gross margin from Secusmart due to change in product mix, partially offset by an increase in revenue from BlackBerry QNX due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most software and services products does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 9.2%, to approximately 73.8% of consolidated revenue in fiscal 2025 (fiscal 2024 - 64.6%). The increase was primarily due to a change in mix specifically a lower gross margin contribution from Licensing, which had a lower relative gross margin percentage in fiscal 2024 due to the patent sale, and a higher gross margin contribution from BlackBerry QNX.
Gross Margin and Adjusted EBITDA by Segment
See “Business Overview” and “Fiscal 2025 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Year Ended
	(in millions)
	Secure Communications			QNX			Licensing			Segment Totals
	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change
	2025	2024		2025	2024		2025	2024		2025	2024
Segment revenue	$272.6	$283.8	$(11.2)	$236.0	$215.4	$20.6	$26.3	$259.9	$(233.6)	$534.9	$759.1	$(224.2)
Segment cost of sales	92.7	80.7	12.0	38.8	33.8	5.0	6.1	150.9	(144.8)	137.6	265.4	(127.8)
Segment gross margin	$179.9	$203.1	$(23.2)	$197.2	$181.6	$15.6	$20.2	$109.0	$(88.8)	$397.3	$493.7	$(96.4)
Segment research and development	44.2	56.1	(11.9)	59.9	64.5	(4.6)	—	—	—	104.1	120.6	(16.5)
Segment sales and marketing	46.4	58.2	(11.8)	46.6	43.4	3.2	—	—	—	93.0	101.6	(8.6)
Segment general and administrative	40.2	47.2	(7.0)	33.9	43.1	(9.2)	13.4	23.2	(9.8)	87.5	113.5	(26.0)
Less amortization included in the above	3.2	4.4	(1.2)	2.3	2.9	(0.6)	9.0	9.7	(0.7)	14.5	17.0	(2.5)
Segment adjusted EBITDA	$52.3	$46.0	$6.3	$59.1	$33.5	$25.6	$15.8	$95.5	$(79.7)	$127.2	$175.0	$(47.8)

Secure Communications
The decrease in Secure Communications gross margin of $23.2 million was primarily due to a change in mix, specifically a decrease in gross margin contribution from Secusmart software licenses, which had a higher relative gross margin percentage in fiscal 2024 due to up-front components of revenue recognized on the Company’s long-term agreement with the Government of Malaysia.
The decrease in Secure Communications gross margin percentage of 6% was primarily due to the same reasons discussed above.
The increase in Secure Communications adjusted EBITDA of $6.3 million was primarily due to decreases in salaries and benefits expense, partially offset by the reasons discussed above in “Revenue by Segment”.
The Company previously stated that it expected Secure Communications adjusted EBITDA to be in the range of $43 million to $45 million for fiscal 2025 as a whole. Secure Communications adjusted EBITDA was $52.3 million for fiscal 2025 as a whole due to lower than expected salaries and benefits expense and revenue exceeding the top end of the Company’s expectation ranges.
The Company expects Secure Communications adjusted EBITDA to be in the range of $34 million to $44 million in fiscal 2026 and to be in the range of $3 million to $6 million in the first quarter of fiscal 2026.
QNX
The increase in QNX gross margin of $15.6 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to Radar hardware devices.
QNX gross margin percentage of 84% was consistent with fiscal 2024.
The increase in QNX adjusted EBITDA of $25.6 million was primarily due to the reasons discussed above in “Revenue by Segment”, a decrease in facilities costs, a decrease in consulting costs and a benefit from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in BlackBerry QNX.
The Company previously stated that it expected QNX adjusted EBITDA to be in the range of $48 million to $50 million in fiscal 2025. QNX adjusted EBITDA was $59.1 million in fiscal 2025 due to SIF claims, lower than expected salaries and benefits expense, lower cost of sales due to product mix and revenue exceeding the top end of the Company’s expectation ranges.
The Company previously stated that it expected QNX adjusted EBITDA margin percentage to be approximately 18% in fiscal 2025. QNX adjusted EBITDA margin percentage was 25% due to the reasons noted above.
The Company expects QNX adjusted EBITDA to be in the range of $55 million to $60 million in fiscal 2026 and to be in the range of $2 million to $6 million in the first quarter of fiscal 2026.
Licensing
The decrease in Licensing gross margin of $88.8 million was primarily due to the patent sale in the first quarter of fiscal 2024, which had a lower relative gross margin percentage due to the cost basis of the sold assets which was de-recognized.
The increase in Licensing gross margin percentage of 35% was primarily due to the same reason discussed above.
The decrease in Licensing adjusted EBITDA of $79.7 million was primarily due to the same reason discussed above and an increase in credit loss provision that was subsequently written off, partially offset by a decrease in legal expense.
The Company previously stated that it expected Licensing adjusted EBITDA to be approximately $16 million in fiscal 2025. Licensing adjusted EBITDA was $15.8 million in fiscal 2025.
The Company previously stated that it expected Licensing adjusted EBITDA margin percentage to be approximately 65% in fiscal 2025. Licensing adjusted EBITDA was 60% in fiscal 2025 due to the reasons noted above.
The Company expects Licensing adjusted EBITDA to be approximately $20 million in fiscal 2026 and to be approximately $5 million in each of the four quarters of fiscal 2026.
The Company previously stated that it expected the negative impact to adjusted EBITDA from its Corporate functions to be approximately $48 million in fiscal 2025. The negative impact to adjusted EBITDA from the Corporate functions was $43.0 million in fiscal 2025 and $12.1 million in the fourth quarter of fiscal 2025.

Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expense for fiscal 2025 compared to fiscal 2024 and fiscal 2024 compared to fiscal 2023.

	For the Fiscal Years Ended (in millions)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Revenue	$534.9	$759.1	$(224.2)	$526.3	$232.8
Operating expenses
Research and development	108.8	127.1	(18.3)	134.2	(7.1)
Sales and marketing	95.5	104.0	(8.5)	102.6	1.4
General and administrative	159.7	187.2	(27.5)	172.0	15.2
Amortization	17.7	26.7	(9.0)	27.4	(0.7)
Impairment of goodwill	—	15.9	(15.9)	112.1	(96.2)
Impairment of long-lived assets	9.6	15.3	(5.7)	3.5	11.8
Gain on sale of property, plant and equipment, net	—	—	—	(6.0)	6.0
Debentures fair value adjustment	—	3.5	(3.5)	(137.4)	140.9
Litigation settlements	2.8	—	2.8	165.0	(165.0)
Total	$394.1	$479.7	$(85.6)	$573.4	$(93.7)

Operating Expense as % of Revenue
Research and development	20.3%	16.7%		25.5%
Sales and marketing	17.9%	13.7%		19.5%
General and administrative	29.9%	24.7%		32.7%
Amortization	3.3%	3.5%		5.2%
Impairment of goodwill	—%	2.1%		21.3%
Impairment of long-lived assets	1.8%	2.0%		0.7%
Gain on sale of property, plant and equipment, net	—%	—%		(1.1%)
Debentures fair value adjustment	—%	0.5%		(26.1%)
Litigation settlements	0.5%	—%		31.4%
Total	73.7%	63.2%		108.9%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the years ended February 28, 2025, February 29, 2024 and February 28, 2023.

U.S. GAAP Operating Expenses
Operating expenses decreased by $85.6 million, or 17.8% in fiscal 2025 compared to fiscal 2024. The decrease was primarily due to a decrease of $34.9 million in salaries and benefits, a decrease of $15.9 million in goodwill impairment, a decrease of $9.9 million in facilities costs, a decrease of $9.8 million in restructuring costs, a decrease of $9.0 million in amortization expense, a decrease of $8.9 million in legal expenses, a decrease of $8.7 million in consulting cost, a decrease of $7.6 million in stock compensation expense and a decrease of $5.7 million in impairment of long-lived assets, partially offset by an increase of $19.1 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in fiscal 2024 which did not recur and an increase of $10.8 million in variable incentive plan cost, and an increase of $5.3 million in the Company’s deferred share unit costs.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $41.9 million, or 11.3%, to $330.4 million in fiscal 2025, compared to $372.3 million in fiscal 2024. The decrease was primarily attributable to a decrease of $34.9 million in salaries and benefits, a decrease of $11.7 million in legal expenses, a decrease of $9.9 million in facilities costs, a decrease of $8.9 million in amortization expense and a decrease of $8.7 million in consulting cost, partially offset by an increase of $19.1 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in fiscal 2024 which did not recur, an increase of $10.8 million in variable incentive plan cost, an increase of $5.3 million in the Company’s deferred share unit costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $18.3 million, or 14.4% in fiscal 2025 compared to fiscal 2024. The decrease was primarily attributable to a decrease of $9.4 million in salaries and benefits expenses, a decrease of $7.1 million in consulting cost, and an increase in benefits of $3.0 million from SIF claims filed.
Adjusted research and development expenses decreased by $16.3 million, or 13.6%, to $103.5 million in fiscal 2025 compared to $119.8 million in fiscal 2024. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses decreased by $8.5 million, or 8.2% in fiscal 2025 compared to fiscal 2024. The decrease was primarily due to a decrease of $8.1 million in salaries and benefits and a decrease of $2.5 million in sales incentive plan costs.
Adjusted sales and marketing expenses decreased by $8.8 million, or 8.7%, to $92.7 million in fiscal 2025 compared to $101.5 million in fiscal 2024. The decrease was primarily due to same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $27.5 million, or 14.7%, in fiscal 2025 compared to fiscal 2024. The decrease was primarily due to a decrease of $17.4 million in salaries and benefits expenses, a decrease of $9.9 million in facilities cost, a decrease of $9.8 million in restructuring costs, a decrease of $8.6 million in legal expenses and a decrease of $5.9 million in stock based compensation expense, partially offset by an increase of $19.1 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in fiscal 2024 which did not recur and an increase of $5.3 million in the Company’s deferred share unit cost.
Adjusted general and administrative expenses decreased by $11.8 million, or 8.7%, to $123.5 million in fiscal 2025 compared to $135.3 million in fiscal 2024. The decrease was primarily due to a decrease of $17.4 million in salaries and benefits expenses, a decrease of $11.3 million in legal expenses, and a decrease $9.9 million in facilities costs, partially offset an increase of $19.1 million related to the release of an accrued liability relating to the Company’s legacy mobile device business in fiscal 2024 which did not recur and an increase of $5.3 million in the Company’s deferred unit share cost.
The Company expects adjusted Corporate general and administrative costs to be approximately $10 million in the first quarter of fiscal 2026 and approximately $40 million in fiscal 2026 as a whole.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for fiscal 2025 compared to fiscal 2024 and fiscal 2024 compared to fiscal 2023. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Fiscal Years Ended (in millions)
	Included in Operating Expense
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Property, plant and equipment	$7.1	$9.1	$(2.0)	$9.4	$(0.3)
Intangible assets	10.7	17.7	(7.0)	18.0	(0.3)
Total	$17.8	$26.8	$(9.0)	$27.4	$(0.6)

	Included in Cost of Sales
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Property, plant and equipment	$0.5	$0.8	$(0.3)	$2.8	$(2.0)
Intangible assets	6.0	3.7	2.3	6.3	(2.6)
Total	$6.5	$4.5	$2.0	$9.1	$(4.6)

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $9.0 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $5.0 million to $10.7 million in fiscal 2025 compared to $15.7 million in fiscal 2024 due to the same reasons described above.
Amortization included in Cost of Sales
The increase in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $2.0 million was due to an increase in patent amortization expense included in cost of sales.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, decreased by $11.1 million to investment income, net of $7.7 million in fiscal 2025 compared to investment income, net of $18.8 million in fiscal 2024. The decrease in investment income, net was primarily due to a lower yield on cash and investments and the impact of observable price changes on non-marketable equity investments without readily determinable fair value.
Income Taxes
For fiscal 2025, the Company’s net effective income tax expense rate was approximately 27% (fiscal 2024 - net effective income tax expense rate of approximately 23%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in loss carry forwards, research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.

Net Loss From Continuing Operations
The Company’s loss from continuing operations for fiscal 2025 was $8.5 million, or $0.01 basic and diluted loss per share from continuing operations on a U.S. GAAP basis (fiscal 2024 - income from continuing operations of $5.6 million, or $0.01 basic and diluted earnings per share from continuing operations). The decrease in income of $14.1 million from continuing operations was primarily due to a decrease in revenue as described above in “Revenue by Segment”, partially offset by a decrease in operating expenses, as described above in “Operating Expenses” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted income from continuing operations was $57.6 million in fiscal 2025 or $0.10 adjusted basic earnings per share from continuing operations (fiscal 2024 - adjusted income from continuing operations of $116.0 million, or $0.20 adjusted basic earnings per share from continuing operations). The decrease in adjusted income from continuing operations of $58.4 million was primarily due to the same reasons described above on a U.S. GAAP basis.
Net Loss
The Company’s net loss for fiscal 2025 was $79.0 million, or $0.13 basic and diluted loss per share on a U.S. GAAP basis (fiscal 2024 - net loss of $130.2 million, or $0.22 basic and diluted loss per share). The decrease in net loss of $51.2 million was primarily due to a decrease in loss from discontinued operations, a decrease in operating expenses, as described above in “Operating Expenses” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in revenue as described above in “Revenue by Segment”.
Adjusted net income was $12.5 million in fiscal 2025 or $0.02 adjusted basic earnings per share (fiscal 2024 - adjusted net income of $30.6 million, or $0.05 adjusted basic earnings per share). The decrease in adjusted net income of $18.1 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The Company previously stated that it expected total Company adjusted EBITDA from continuing operations to be in the range of $60 million to $70 million in fiscal 2025 and total Company adjusted EBITDA from continuing operations to be in the range of $10 million to $20 million in the fourth quarter of fiscal 2025. Total Company adjusted EBITDA from continuing operations was $84.2 million fiscal 2025 due to each of the Company’s operating segments exceeding the top end of the Company’s expectation ranges and lower than expected salaries and benefits expense. Total Company adjusted EBITDA from continuing operations was $21.1 million in the fourth quarter of fiscal 2025.
The Company previously stated that it expected non-GAAP EPS to be in the range of ($0.01) and $0.01 in the fourth quarter of fiscal 2025 and non-GAAP EPS to be in the range of ($0.02) to breakeven for fiscal 2025. Non-GAAP EPS was $0.03 in the fourth quarter of fiscal 2025 and $0.02 for fiscal 2025.
The Company expects adjusted EBITDA to be in the range of break-even to $7 million in the first quarter of fiscal 2026 and to be in the range of $69 million to $84 million in fiscal 2026 as a whole.
The Company expects non-GAAP EPS to be in the range of ($0.01) to breakeven in the first quarter of fiscal 2026 and to be in the range of $0.08 to $0.10 in fiscal 2026 as a whole.
The Company expects operating cash usage to be in the range of $20 million to $30 million in the first quarter of fiscal 2026 and to deliver positive operating cash flow of approximately $35 million for fiscal 2026.
The Company does not provide a reconciliation of expected adjusted EBITDA and expected non-GAAP basic EPS for the first quarter and full fiscal year 2026 to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges and impairment charges and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 591 million common shares for basic and diluted loss per share for the fiscal year ended February 28, 2025. The weighted average number of shares outstanding was 585 million common shares for basic loss per share and 592 million common shares for diluted loss per share for the fiscal year ended February 29, 2024.
Common Shares Outstanding
On March 28, 2025, there were 596 million voting common shares, options to purchase 0.1 million voting common shares, 11 million restricted share units and 1.6 million deferred share units outstanding. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes (as defined below), as described in Note 7 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.

Results of Operations - Three months ended February 28, 2025 compared to the three months ended February 29, 2024
Revenue
Revenue by Segment
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Three Months Ended (in millions)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Revenue by Segment
Secure Communications	$67.3	$71.6	$(4.3)	$60.8	$10.8
QNX	65.8	65.9	(0.1)	52.2	13.7
Licensing	8.6	15.4	(6.8)	10.7	4.7
	$141.7	$152.9	$(11.2)	$123.7	$29.2

% Revenue by Segment
Secure Communications	47.5%	46.8%		49.2%
QNX	46.4%	43.1%		42.2%
Licensing	6.1%	10.1%		8.6%
	100.0%	100.0%		100.0%
Secure Communications
The decrease in Secure Communications revenue of $4.3 million was primarily due to a decrease of $11.9 million relating to BlackBerry UEM product revenue, partially offset by an increase of $2.9 million in professional services revenue, an increase of $2.1 million relating to product revenue in Secusmart and an increase of $0.9 million in BlackBerry AtHoc.
The Company previously stated that it expected Secure Communications revenue in the fourth quarter of fiscal 2025 to be in the range of $62 million to $66 million. Secure Communications revenue in the fourth quarter of fiscal 2025 was $67.3 million.
QNX
QNX revenue in the fourth quarter of fiscal 2025 was consistent with the revenue in the fourth quarter of fiscal 2024. The increase of $1.9 million in BlackBerry QNX royalty revenue and the increase of $2.1 million in BlackBerry Radar was offset by a decrease of $2.7 million in BlackBerry QNX development seat revenue and $1.3 million in professional services revenue.
The Company previously stated that it expected QNX revenue in the fourth quarter of fiscal 2025 to be in the range of $60 million to $65 million. QNX revenue in the fourth quarter of fiscal 2025 was $65.8 million.
Licensing
The decrease in Licensing revenue of $6.8 million was primarily due to a decrease in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected revenue from intellectual property licensing to be approximately $4 million in each of the four quarters of fiscal 2025. Revenue from intellectual property licensing was approximately $8.6 million in fourth quarter of fiscal 2025 due to the timing of new licensing deals.
Total BlackBerry Revenue
The Company previously stated that it expected the total BlackBerry revenue to be in the range of $126 million to $135 million in the fourth quarter of fiscal 2025. Total BlackBerry revenue was $141.7 million in the fourth quarter of fiscal 2025 primarily due to better than expected Licensing revenue.

U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Three Months Ended (in millions)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Revenue by Geography
North America	$70.2	$78.4	$(8.2)	$66.2	$12.2
Europe, Middle East and Africa	47.8	42.8	5.0	41.3	1.5
Other regions	23.7	31.7	(8.0)	16.1	15.6
	$141.7	$152.9	$(11.2)	$123.6	$29.3

% Revenue by Geography
North America	49.5%	51.3%		53.5%
Europe, Middle East and Africa	33.7%	28.0%		33.4%
Other regions	16.8%	20.7%		13.1%
	100.0%	100.0%		100.0%
North America Revenue
The decrease in North America revenue of $8.2 million was primarily due to a decrease of $6.8 million in the Company’s intellectual property licensing arrangements, a decrease of $2.9 million in BlackBerry UEM product revenue and a decrease of $2.2 million in BlackBerry QNX development seats revenue, partially offset by an increase of $2.0 million in BlackBerry Radar and an increase of $1.4 million in BlackBerry AtHoc.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $5.0 million was primarily due to an increase of $2.5 million relating to product revenue in Secusmart and an increase of $2.2 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
The decrease in Other regions revenue of $8.0 million was primarily due to a decrease of $9.3 million in BlackBerry UEM product revenue and a decrease of $0.9 million in BlackBerry QNX development seats revenue, partially offset by an increase of $2.0 million in professional services.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $18.1 million to approximately $104.1 million in the fourth quarter of fiscal 2025 (fourth quarter of fiscal 2024 - $122.2 million). The decrease was primarily due to a decreases in revenue from Licensing due to the reasons discussed above in “Revenue by Segment” and lower gross margin from Secusmart due to change in product mix, as the cost of sales for most software and services products does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 6.4%, to approximately 73.5% of consolidated revenue in the fourth quarter of fiscal 2025 (fourth quarter of fiscal 2024 - 79.9%). The decrease was primarily due to a lower gross margin contribution from Secusmart due to change in product mix and a decrease in contribution in gross margin from Licensing due to the reasons discussed above in “Revenue by Segment”.
Gross Margin and Adjusted EBITDA by Segment
See “Business Overview - Segment Reporting” and “Fiscal 2025 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	Secure Communications			QNX			Licensing			Segment Totals
	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change
	2025	2024		2025	2024		2025	2024		2025	2024
Segment revenue	$67.3	$71.6	$(4.3)	$65.8	$65.9	$(0.1)	$8.6	$15.4	$(6.8)	$141.7	$152.9	$(11.2)
Segment cost of sales	24.5	18.9	5.6	11.1	9.7	1.4	1.6	1.4	0.2	37.2	30.0	7.2
Segment gross margin	$42.8	$52.7	$(9.9)	$54.7	$56.2	$(1.5)	$7.0	$14.0	$(7.0)	$104.5	$122.9	$(18.4)
Segment research and development	9.1	11.6	(2.5)	13.1	16.0	(2.9)	—	—	—	22.2	27.6	(5.4)
Segment sales and marketing	12.0	13.4	(1.4)	14.5	12.3	2.2	—	—	—	26.5	25.7	0.8
Segment general and administrative	9.7	11.6	(1.9)	8.5	10.8	(2.3)	7.8	3.6	4.2	26.0	26.0	—
Less amortization included in the above	0.6	1.0	(0.4)	0.6	0.6	—	2.2	2.3	(0.1)	3.4	3.9	(0.5)
Segment adjusted EBITDA	$12.6	$17.1	$(4.5)	$19.2	$17.7	$1.5	$1.4	$12.7	$(11.3)	$33.2	$47.5	$(14.3)
Secure Communications
The decrease in Secure Communications gross margin of $9.9 million was primarily due to the reasons discussed above in “Revenue by Segment” and a lower gross margin contribution from Secusmart due to change in product mix.
The decrease in Secure Communications gross margin percentage of 10% was due to the same reasons discussed above.
The decrease in Secure Communications adjusted EBITDA of $4.5 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by the decreases in salaries and benefits expense.
The Company previously stated that it expected Secure Communications adjusted EBITDA to be in the range of $4 million to $6 million in the fourth quarter of fiscal 2025. Secure Communications adjusted EBITDA was $12.6 million in the fourth quarter of fiscal 2025 due to decreases in salaries and benefits expense, lower cost of sales due to product mix and revenue exceeding the top end of the Company’s expectation ranges.
QNX
The decrease in QNX gross margin of $1.5 million was primarily due to an increase in cost of sales related to BlackBerry Radar hardware devices.
The decrease in QNX gross margin percentage of 2% was due to the same reason discussed above.
The increase in QNX adjusted EBITDA of $1.5 million was primarily due to the reasons discussed above in “Revenue by Segment” and a benefit from SIF claims.
The Company previously stated that it expected QNX adjusted EBITDA to be in the range of $8 million to $10 million in the fourth quarter of fiscal 2025. QNX adjusted EBITDA was $19.2 million in the fourth quarter of fiscal 2025 due to SIF claims, lower than expected salaries and benefits expense and revenue exceeding the top end of the Company’s expectation ranges.

Licensing
The decrease in Licensing gross margin of $7.0 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in Licensing gross margin percentage of 10% was due to the same reasons discussed above.
The decrease in Licensing adjusted EBITDA of $11.3 million was primarily due to the reasons discussed above in “Revenue by Segment” and an increase in credit loss provision that was subsequently written off.
The Company previously stated that it expected Licensing adjusted EBITDA to be approximately $3 million in the fourth quarter of fiscal 2025. Licensing adjusted EBITDA was $1.4 million in the fourth quarter of fiscal 2025 due to the reasons noted above.
Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expenses for the quarter ended February 28, 2025, compared to the quarter ended November 30, 2024 and the quarter ended February 29, 2024. The Company believes it is meaningful to provide a sequential comparison between the fourth quarter of fiscal 2025 and the third quarter of fiscal 2025.

	For the Three Months Ended (in millions)
	February 28, 2025	November 30, 2024	February 29, 2024	February 28, 2023
Revenue	$141.7	$143.6	$152.9	$123.6
Operating expenses
Research and development	23.2	27.9	28.9	33.1
Sales and marketing	27.1	23.4	26.0	28.7
General and administrative	50.0	36.4	54.0	35.8
Amortization	4.1	4.4	4.7	6.7
Impairment of long-lived assets	4.9	0.6	4.7	—
Impairment of goodwill	—	—	15.9	112.1
Debentures fair value adjustment	—	—	0.5	(25.4)
Litigation settlements	2.8	—	—	—
Total	$112.1	$92.7	$134.7	$191.0

Operating Expense as % of Revenue
Research and development	16.4%	19.4%	18.9%	26.8%
General and administrative	19.1%	16.3%	17.0%	23.2%
Sales and marketing	35.3%	25.3%	35.3%	29.0%
Amortization	2.9%	3.1%	3.1%	5.4%
Impairment of long-lived assets	3.5%	0.4%	3.1%	—%
Impairment of goodwill	—%	—%	10.4%	90.7%
Debentures fair value adjustment	—%	—%	0.3%	(20.6%)
Litigation settlements	2.0%	—%	—%	—%
Total	79.1%	64.6%	88.1%	154.5%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended February 28, 2025, November 30, 2024, February 29, 2024 and February 28, 2023.
U.S. GAAP Operating Expenses
Operating expenses increased by $19.4 million, or 20.9% in the fourth quarter of fiscal 2025, compared to $92.7 million in the third quarter of fiscal 2025 primarily due to an increase of $5.3 million in restructuring cost, an increase of $4.9 million credit loss provision that was subsequently written off, an increase of $4.3 million in impairment of long-lived assets, an increase of $2.9 million in the Company’s deferred share unit cost and an increase of $2.8 million in legal expense, partially offset by a decrease of $4.7 million in variable incentive plan costs.

Operating expenses decreased by $22.6 million, or 16.8% in the fourth quarter of fiscal 2025, compared to $134.7 million in the fourth quarter of fiscal 2024. The decrease was primarily attributable to a decrease of $15.9 million in goodwill impairment, a decrease of $7.0 million in restructuring costs, decrease of $5.3 million salaries and benefits, the increase in benefits of $3.0 million in SIF claims filed, a decrease of $1.6 million in consulting cost, and a decrease of $1.6 million in facilities costs, partially offset by an increase of $4.7 million in credit loss provision that was subsequently written off and an increase of $4.7 million in the Company’s deferred share unit cost.
Adjusted Operating Expenses
Adjusted operating expenses increased by $7.7 million, or 9.7%, to $87.4 million in the fourth quarter of fiscal 2025 compared to $79.7 million in the third quarter of fiscal 2025. The increase was primarily due to an increase of $4.9 million in credit loss provision that was subsequently written off, an increase of $2.9 million in the Company’s deferred share unit cost and an increase of $0.9 million in marketing and advertising cost, partly offset by a decrease of $1 million in salaries and benefits.
Adjusted operating expenses decreased by $1.9 million, or 2.1%, to $87.4 million in the fourth quarter of fiscal 2025, compared to $89.3 million in the fourth quarter of fiscal 2024. The decrease was primarily attributable to a decrease of $5.3 million in salaries and benefits costs, the increase in benefits of $3.0 million in SIF claims filed, a decrease of $1.6 million in consulting cost and a decrease of $1.6 million in facilities costs, partially offset by an increase of $4.7 million in credit loss provision that was subsequently written off and an increase of $4.7 million in the Company’s deferred share unit cost.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $5.7 million, or 19.7%, in the fourth quarter of fiscal 2025 compared to the fourth quarter of fiscal 2024, primarily due to the increase in benefits of $3.0 million in SIF claims filed, a decrease of $1.4 million in consulting cost and a decrease of $1.2 million in salaries and benefit cost.
Adjusted research and development expenses decreased by $5.3 million, or 19.4%, to $22.0 million in the fourth quarter of fiscal 2025 compared to $27.3 million in the fourth quarter of fiscal 2024, primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses increased by $1.1 million, or 4.2% in fiscal 2025, in the fourth quarter of fiscal 2025 compared to the fourth quarter of fiscal 2024, primarily due to an increase of $0.7 million in variable incentive plan costs and an increase of $0.4 million in stock compensation expense.
Adjusted sales and marketing expenses increased by $0.7 million, or 2.7%, to $26.4 million in the fourth quarter of fiscal 2025 compared to $25.7 million in the fourth quarter of fiscal 2024, primarily due to an increase of $0.7 million in variable incentive plan costs.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $4.0 million, or 7.4%, in the fourth quarter of fiscal 2025 compared to the fourth quarter of fiscal 2024. The decrease was primarily due to a decrease of $7.0 million in restructuring costs, a decrease of $4.1 million in salaries and benefits costs and a decrease of $1.6 million in facilities costs, partially offset by an increase of $4.7 million in credit loss provision that was subsequently written off and an increase of $4.7 million in the Company’s deferred share unit cost.
Adjusted general and administrative expenses increased by $3.2 million, or 9.6%, to $36.6 million in the fourth quarter of fiscal 2025 compared to $33.4 million in the fourth quarter of fiscal 2024. The increase was primarily due to an increase of $4.7 million in credit loss provision that was subsequently written off and an increase of $4.7 million in the Company’s deferred share unit cost, partially offset by a decrease of $4.1 million in salaries and benefits costs and a decrease of $1.6 million in facilities costs.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended February 28, 2025 compared to the quarter ended February 29, 2024 and for the quarter ended February 29, 2024 compared to the quarter ended February 28, 2023. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Property, plant and equipment	$1.4	$2.0	$(0.6)	$2.2	$(0.2)
Intangible assets	2.7	2.8	(0.1)	4.5	(1.7)
Total	$4.1	$4.8	$(0.7)	$6.7	$(1.9)

	Included in Cost of Sales
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Property, plant and equipment	$0.1	$0.2	$(0.1)	$0.7	$(0.5)
Intangible assets	1.5	1.4	0.1	1.6	(0.2)
Total	$1.6	$1.6	$—	$2.3	$(0.7)
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $0.7 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $0.5 million to $2.4 million in the fourth quarter of fiscal 2025 compared to $2.9 million in the fourth quarter of fiscal 2024 due to the same reasons discussed above on a U.S. GAAP basis.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations was $1.6 million in the fourth quarter of fiscal 2025 and was consistent with the fourth quarter of fiscal 2024.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, decreased by $2.4 million to investment income, net of $1.6 million in the fourth quarter of fiscal 2025 compared to investment income, net of $4.0 million in the fourth quarter of fiscal 2024. The decrease in investment income, net is primarily due to a lower yield on cash and investments.
Income Taxes
For the fourth quarter of fiscal 2025, the Company’s net effective income tax expense rate was approximately 23% (fourth quarter of fiscal 2024 - net effective income tax expense rate of approximately 7%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in loss carry forwards, research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Loss From Continuing Operations
The Company’s loss from continuing operations for the fourth quarter of fiscal 2025 was $7.8 million, or $0.01 basic and diluted loss from continuing operations per share on a U.S. GAAP basis (fourth quarter of fiscal 2024 - loss from continuing operations of $12.4 million, or $0.02 basic and diluted loss from continuing operations per share). The increase in loss from continuing operations of $4.6 million was primarily due to a decrease in revenue, as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in operating expenses, as described above in “Operating Expenses”.
Adjusted income from continuing operations was $17.3 million in the fourth quarter of fiscal 2025 or $0.03 adjusted basic earnings from continuing operations per share (fourth quarter of fiscal 2024 - adjusted income from continuing operations of $33.7 million or $0.06 adjusted basic earnings from continuing operations per share). The decrease in adjusted income from continuing operations of $16.4 million was primarily due to the same reasons describe above on a U.S. GAAP basis.

Net Loss
The Company’s net loss for the fourth quarter of fiscal 2025 was $7.4 million, or $0.01 basic and diluted net loss per share on a U.S. GAAP basis (fourth quarter of fiscal 2024 - net loss of $56.2 million, or $0.10 basic and diluted net loss per share). The decrease in net loss of $48.8 million was primarily due to a decrease in loss from discontinued operations and a decrease in operating expenses, as described above in “Operating Expenses”, partially offset by a decrease in revenue, as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $17.7 million in the fourth quarter of fiscal 2025 or $0.03 adjusted basic earnings per share (fourth quarter of fiscal 2024 - adjusted net income of $16.4 million or $0.03 adjusted basic earnings per share). The decrease in adjusted net income of $1.3 million was primarily due to the same reasons describe above on a U.S. GAAP basis.
The weighted average number of shares outstanding was 594 million common shares for basic and diluted loss per share for the fourth quarter of fiscal 2025. The weighted average number of shares outstanding was 588 million common shares for basic and diluted loss per share for the fourth quarter of fiscal 2024.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments increased by $112.1 million to $410.3 million as at February 28, 2025 from $298.2 million as at February 29, 2024, primarily due to the cash proceeds received from the sale of the Company’s Cylance business to Arctic Wolf and cash generated from operations.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Cash and cash equivalents	$266.7	$175.1	$91.6	$295.7	$(120.6)
Restricted cash and cash equivalents	13.6	25.4	(11.8)	26.6	(1.2)
Short-term investments	71.1	62.0	9.1	131.2	(69.2)
Long-term investments	58.9	35.7	23.2	34.0	1.7
Cash, cash equivalents, and investments	$410.3	$298.2	$112.1	$487.5	$(189.3)
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Current assets	$591.5	$507.5	$84.0	$743.5	$(236.0)
Current liabilities	344.3	356.9	(12.6)	729.0	(372.1)
Working capital	$247.2	$150.6	$96.6	$14.5	$136.1
Current Assets
The increase in current assets of $84.0 million at the end of fiscal 2025 from the end of fiscal 2024 was primarily due to an increase in cash and cash equivalents of $91.6 million, an increase in other receivable of $27.0 million and an increase of $9.1 million in short-term investments, partially offset by a decrease of $25.0 million in account receivable, net of credit loss, a decrease of $11.6 million in assets held for sale, current, a decrease of $5.1 million in other current assets and a decrease of $2.0 million in income taxes receivable.
At February 28, 2025, other receivables was $48.4 million, an increase of $27.0 million from February 29, 2024. The increase was primarily due to an increase of $38.6 million related to the present value of the Arctic Wolf delayed cash payment consideration, partially offset by a decrease of $13.2 million related to a certain receivable reclassified from short-term to long-term receivables.
At February 28, 2025, accounts receivable, net of allowance was $173.7 million, a decrease of $25.0 million from February 29, 2024. The decrease was primarily due to lower revenue recognized over the three months ended February 28, 2025 compared to the three months ended February 29, 2024, partially offset by an increase in days sales outstanding to 102.1 days at the end of the fourth quarter of fiscal 2025 from 100.4 days at the end of the fourth quarter of fiscal 2024.

At February 28, 2025, other current assets was $30.0 million, a decrease of $5.1 million from February 29, 2024. The decrease was primarily due to a decrease of $2.2 million in prepaid software maintenance.
At February 28, 2025, income taxes receivable was $1.6 million, a decrease of $2.0 million from February 29, 2024. The decrease was primarily due to tax refunds received.
Current Liabilities
The decrease in current liabilities of $12.6 million at the end of fiscal 2025 from the end of fiscal 2024 was primarily due to a decrease in the deferred revenue associated with the sale of Cylance of $49.3 million and a decrease of $2.9 million in income taxes payable, partially offset by an increase of $14.3 million in accounts payable, an increase of $12.8 million in deferred revenue, current, and an increase in accrued liabilities of $12.5 million.
At February 28, 2025, income taxes payable was $25.5 million, reflecting a decrease of $2.9 million compared to February 29, 2024, which was primarily due to a change in the quarterly tax provision and installments made during the period.
At February 28, 2025, accounts payable was $31.1 million, reflecting an increase of $14.3 million from February 29, 2024, which was primarily due to timing of payments of accounts payable.
At February 28, 2025, deferred revenue, current was $161.5 million, which reflects an increase of $12.8 million compared to February 29, 2024 that was attributable to a $7.6 million increase in deferred revenue, current related to BlackBerry UEM, and an increase of $6.9 million in deferred revenue, current related to BlackBerry QNX.
At February 28, 2025, accrued liabilities was $126.2 million, reflecting an increase of $12.5 million compared to February 29, 2024, which was primarily attributable to an increase of $16.3 million in variable incentive plan accrual, partially offset by a decrease of $4.6 million in operating lease liability, current.
Cash flows for the fiscal year ended February 28, 2025 compared to the fiscal year ended February 29, 2024 were as follows:

	For the Fiscal Years Ended (in millions)
	February 28, 2025	February 29, 2024	Change	February 28, 2023	Change
Net cash flows provided by (used in):
Operating activities	$16.5	$(3.5)	$20.0	$(262.2)	$258.7
Investing activities	60.7	46.6	14.1	175.2	(128.6)
Financing activities	3.1	(165.1)	168.2	6.0	(171.1)
Effect of foreign exchange loss on cash and cash equivalents	(0.5)	0.2	(0.7)	(2.9)	3.1
Net increase (decrease) in cash and cash equivalents	$79.8	$(121.8)	$201.6	$(83.9)	$(37.9)
Operating Activities
The increase in net cash flows provided by operating activities of $20 million primarily reflects the net changes in working capital.
Investing Activities
During the fiscal year ended February 28, 2025, cash flows provided by investing activities were $60.7 million and included cash proceeds of $79.8 million from disposal of discontinued operations, partially offset by cash flows used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $9.0 million, intangible asset additions of $7.0 million, and acquisitions of property, plant and equipment of $3.1 million. During fiscal 2024, cash flows provided by investing activities were $46.6 million and included cash flows used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $67.5 million, partially offset by intangible asset additions of $13.8 million and acquisitions of property, plant and equipment of $7.1 million.
Financing Activities
The increase in cash flows provided by financing activities was $168.2 million for fiscal 2025 due to the net effect of redemption of the 2020 Debentures and issuance of Extension Debentures partially offset by the issuance of the Notes, each as defined below, which did not recur.

Debt Financing and Other Funding Sources
See Note 7 to the Consolidated Financial Statements for a description of the Company’s $200.0 million aggregate principal amount of 3.00% senior convertible unsecured notes issued in January 2024 (the “Notes”), the $365.0 million aggregate principal amount of convertible debentures issued in September 2020, which matured in November 2023 (the “2020 Debentures”), and the $150.0 million aggregate principal amount of convertible debentures issued in November 2023, which matured in February 2024 (the “Extension Debentures” and, collectively with the Notes and the 2020 Debentures, the “Debentures” and the “2020 Debentures” and, collectively with the Extension Debentures, the “Prior Debentures”).
The Company has $13.5 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 4 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $410.3 million as at February 28, 2025. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generation and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at February 28, 2025:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$48.6	$18.2	$30.4
Purchase obligations and commitments	40.2	40.2	—
Debt interest and principal payments	224.0	6.0	218.0
Total	$312.8	$64.4	$248.4
Total contractual and other obligations as at February 28, 2025 decreased by approximately $31.4 million as compared to the February 29, 2024 balance of approximately $344.2 million, which was attributable to a decrease in operating lease obligations and a decrease in purchase obligations and commitments.
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
Valuation of Long-Lived Assets
The Company’s determination of its asset groups, its primary asset and its remaining useful life, and estimated cash flows are significant factors in assessing the recoverability of the Company’s assets for the purposes of LLA impairment testing. The current macroeconomic environment and competitive dynamics continue to be challenging to the Company’s business and the Company cannot be certain of the duration of these conditions and their potential impact on the Company’s future financial results and cash flows. The Company’s share price can be affected by, among other things, changes in industry or market conditions, including the effect of competition, changes in the Company’s results of operations, changes in the Company’s forecasts or market expectations relating to future results, and the Company’s strategic initiatives and the market’s assessment of any such factors. See Part 1, Item 1A “Risk Factors - The market price of the Company’s common shares is volatile”. A decline in the Company’s performance, future changes to the Company’s assumptions and estimates used in the LLA impairment test, particularly the expected future cash flows, remaining useful life of the primary asset and terminal value of the asset group, may result in further impairment charges in future periods of some or all of the assets on the Company’s balance sheet. Although it does not affect the Company’s cash flow, an impairment charge to earnings has the effect of decreasing the Company’s earnings or increasing the Company’s losses, as the case may be.
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
During the third quarter of fiscal 2025 and in connection with the plans to sell the Cylance business, the Company reorganized its reporting structure resulting in its BlackBerry Spark reporting unit being disaggregated into two separate reporting units: UEM and Cylance. In accordance with ASC 350 Intangibles - Goodwill and Other, the Company conducted a valuation of the individual reporting units and allocated the goodwill associated with the previous BlackBerry Spark reporting unit to the UEM and Cylance reporting units using a relative fair value approach. The valuations of the reporting units were based on a combination of the income approach using a discounted future cash flow model, a market-based approach, and estimated exit value approaches for Cylance using the same critical accounting estimates as disclosed in Note 1 to the Consolidated Financial Statements. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. Following the assignment of assets, liabilities, and goodwill to the UEM and Cylance reporting units, the Company compared the carrying values of the reporting units against their fair values and determined no impairment was present in either reporting unit. Different judgments could yield different results.
Valuation Allowance Against Deferred Tax Assets
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. A valuation allowance is required for deferred tax assets if it is more likely than not that all or some portion of the asset will not be realized. All available evidence, both positive and negative, that may affect the realization of deferred tax assets must be identified and considered in determining the appropriate amount of the valuation allowance.  There have been no changes in the Company’s judgement in determining the valuation allowance for the fiscal year ended February 28, 2025. Additionally, for interim periods, the estimated annual effective tax rate should include the valuation allowance for current year changes in temporary differences and losses or income arising during the year. For interim periods, the Company needs to consider the valuation allowance that it expects to recognize at the end of the fiscal year as part of the estimated annual effective tax rate. During interim quarters, the Company uses estimates including pre-tax results and ending position of temporary differences as at the end of the fiscal year to estimate the valuation allowance that it expects to recognize at the end of the fiscal year. This accounting treatment has no effect on the Company’s actual ability to utilize deferred tax assets to reduce future cash tax payments. Different judgments could yield different results. There have been no changes to the method with which the Company estimates the valuation allowance for the interim quarters during the fiscal year ended February 28, 2025.
Revenue Recognition
Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including any constraints on variable consideration, are evaluated at each reporting period. To the extent the transaction price in a contract with a customer includes variable consideration, the Company estimates the amount of variable consideration that should be included in the price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. The Company also estimates whether and how much variable consideration is subject to constraint if it cannot conclude it is probable that a significant reversal in revenue will not occur, due to factors such as: the consideration being highly susceptible to factors outside the Company’s influence, the period of time before the variable consideration is resolved, the Company’s previous experience with similar contracts, the Company’s history of price concessions or changing of payment terms, and whether there is a large number and broad range of possible variable consideration amounts. Apart from future revenues from the Malikie Transaction which are constrained, there have been no material changes to the Company’s assumptions or estimates on any material variable consideration for the fiscal year ended February 28, 2025.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2025 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2025, approximately 19.0% of cash and cash equivalents, 29.0% of accounts receivables and 71.0% of accounts payable were denominated in foreign currencies (February 29, 2024 – 19%, 25% and 59%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at February 28, 2025 or February 29, 2024 (after hedging activities), the impact to the Company would be immaterial.
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
Interest Rate
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company also has outstanding Notes with a fixed interest rate, as described in Note 7 to the Consolidated Financial Statements. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at February 28, 2025 was $6.6 million (February 29, 2024 - $6.0 million). There were two customers that comprised more than 10% of accounts receivable as at February 28, 2025 (February 29, 2024 - two customers comprised more than 10%). As at February 28, 2025, the percentage of the Company’s receivable balance that was past due decreased by 0.1% compared to February 29, 2024. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distributor partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 14% of the Company’s revenue in fiscal 2025 (fiscal 2024 - one customer that comprised 27%).
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
		Page No.
Report of Independent Registered Public Accounting Firm	(PCAOB ID 271)	65

Consolidated Balance Sheets
For the Years Ended February 28, 2025 and February 29, 2024		68

Consolidated Statements of Shareholders’ Equity
For the Years Ended February 28, 2025, February 29, 2024 and February 28, 2023		69

Consolidated Statements of Operations
For the Years Ended February 28, 2025, February 29, 2024 and February 28, 2023		70

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended February 28, 2025, February 29, 2024 and February 28, 2023		71

Consolidated Statements of Cash Flows
For the Years Ended February 28, 2025, February 29, 2024 and February 28, 2023		72

Notes to the Consolidated Financial Statements		73

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BlackBerry Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BlackBerry Limited and its subsidiaries (the Company) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended February 28, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairment Tests of Goodwill for the UEM and Cylance Reporting Units
As described in Notes 1, 3, 4 and 5 to the consolidated financial statements, the Company’s goodwill balance was $472.5 million as of February 28, 2025. A significant portion of the goodwill related to the UEM and Cylance reporting units (reporting units). Management conducts a goodwill impairment test annually on December 31, or more frequently if events or changes in circumstances indicate goodwill may be impaired. In the impairment test, management compares the carrying value of a reporting unit, including goodwill, to its fair value. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. During the third quarter, the Company conducted a valuation of the reporting units in connection with the plans to sell the Cylance business. Management utilized one of the following valuation techniques to determine the fair values of the reporting units: the income approach using a discounted future cash flow model or an estimated exit value approach. Estimating the fair value of a reporting unit using a discounted future cash flow model required significant judgment by management, including estimation of future cash flows, which is dependent on estimation of the long-term rates of revenue growth and profitability measures. Estimating the fair value of a reporting unit using an estimated exit value approach required significant judgment by management, including the estimation of significant unobservable inputs used by management related to the fair values of the common shares and delayed cash payment. Based on the results of the impairment tests related to goodwill, management concluded that the fair values of the reporting units exceeded the carrying values and no impairment was present.
The principal considerations for our determination that performing procedures relating to the impairment tests of goodwill for the reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair values of the UEM and Cylance reporting units using a discounted future cash flow model and estimated exit value approach; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to long-term rates of revenue growth and profitability measures in the discounted future cash flow model; (iii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating significant unobservable inputs used by management related to the fair values of common shares and delayed cash payment in the estimated exit value approach, and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests for the reporting units, including controls over the determination of their fair values. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting unit which is determined using a discounted future cash flow model; (ii) testing the completeness and accuracy of underlying data used in the discounted future cash flow model; (iii) evaluating the appropriateness of the discounted future cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to long-term rates of revenue growth and profitability measures in the discounted future cash flow model. Evaluating management’s assumptions related to long-term rates of revenue growth and profitability measures involved assessing whether the assumptions used by management were reasonable considering consistency with (i) the current and past performance of the reporting unit; (ii) external market and industry data; and (iii) evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted future cash flow model. The procedures for estimating the fair value of the reporting unit which is determined using the estimated exit value approach included (i) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the fair values of common shares and delayed cash payment by developing an independent range of fair values using external market and industry data, and evidence obtained in other areas of the audit; and (ii) testing the completeness and accuracy of underlying data used in the independent range of fair values.
/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
April 2, 2025
We have served as the Company's auditor since 2020.

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions)
Consolidated Balance Sheets

	As at
	February 28, 2025	February 29, 2024
Assets
Current
Cash and cash equivalents (note 4)	$266.7	$175.1
Short-term investments (note 4)	71.1	62.0
Accounts receivable, net of allowance of $6.6 and $6.0, respectively (note 5 and note 13)	173.7	198.7
Other receivables (note 5)	48.4	21.4
Income taxes receivable	1.6	3.6
Other current assets (note 5)	30.0	35.1
Assets held for sale, current (note 3)	—	11.6
	591.5	507.5
Restricted cash and cash equivalents (note 4)	13.6	25.4
Long-term investments (note 4)	58.9	35.7
Other long-term assets (note 5)	76.5	54.8
Operating lease right-of-use assets, net (note 12)	22.0	31.8
Property, plant and equipment, net (note 5)	13.4	21.2
Intangible assets, net (note 5)	47.3	57.5
Goodwill (note 5)	472.4	474.5
Assets held for sale, non-current (note 3)	—	186.6
	$1,295.6	$1,395.0
Liabilities
Current
Accounts payable	$31.1	$16.8
Accrued liabilities (note 5)	126.2	113.7
Income taxes payable (note 6)	25.5	28.4
Deferred revenue, current (note 13)	161.5	148.7
Liabilities held for sale, current (note 3)	—	49.3
	344.3	356.9
Deferred revenue, non-current (note 13)	5.6	14.6
Operating lease liabilities (note 12)	28.7	37.8
Other long-term liabilities	1.8	3.2
Long-term notes (note 7)	195.3	194.1
Liabilities held for sale, non-current (note 3)	—	13.3
	575.7	619.9
Commitments and contingencies (note 11)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 596,230,655 voting common shares (February 29, 2024 - 589,232,539)	2,976.4	2,947.7
Deficit	(2,237.3)	(2,158.3)
Accumulated other comprehensive loss (note 10)	(19.2)	(14.3)
	719.9	775.1
	$1,295.6	$1,395.0
See notes to consolidated financial statements.
On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Shareholders’ Equity

	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2022	$2,868.6	$(1,293.7)	$(19.0)	$1,555.9
Net loss	—	(734.4)	—	(734.4)
Other comprehensive loss	—	—	(4.7)	(4.7)
Stock-based compensation (note 8)	33.9	—	—	33.9
Shares issued:
Exercise of stock options (note 8)	0.3	—	—	0.3
Employee share purchase plan (note 8)	5.8	—	—	5.8
Balance as at February 28, 2023	2,908.6	(2,028.1)	(23.7)	856.8
Net loss	—	(130.2)	—	(130.2)
Other comprehensive income	—	—	9.4	9.4
Stock-based compensation (note 8)	33.1	—	—	33.1
Shares issued:
Exercise of stock options (note 8)	0.3	—	—	0.3
Redemption of deferred share units ("DSUs") (note 8)	0.9		—	0.9
Employee share purchase plan (note 8)	4.8	—	—	4.8
Balance as at February 29, 2024	2,947.7	(2,158.3)	(14.3)	775.1
Net loss	—	(79.0)	—	(79.0)
Other comprehensive loss	—	—	(4.9)	(4.9)
Stock-based compensation (note 8)	25.6	—	—	25.6
Shares issued:
Employee share purchase plan (note 8)	3.1	—	—	3.1
Balance as at February 28, 2025	$2,976.4	$(2,237.3)	$(19.2)	$719.9
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data)
Consolidated Statements of Operations

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Revenue (note 13)	$534.9	$759.1	$526.3
Cost of sales	140.0	268.4	159.7
Gross margin	394.9	490.7	366.6

Operating expenses
Research and development	108.8	127.1	134.2
Sales and marketing	95.5	104.0	102.6
General and administrative	159.7	187.2	172.0
Amortization	17.7	26.7	27.4
Impairment of goodwill (note 4)	—	15.9	112.1
Impairment of long-lived assets (note 4)	9.6	15.3	3.5
Gain on sale of property, plant and equipment, net	—	—	(6.0)
Prior Debentures fair value adjustment (note 7)	—	3.5	(137.4)
Litigation settlements (note 11)	2.8	—	165.0
	394.1	479.7	573.4
Operating income (loss)	0.8	11.0	(206.8)
Investment income, net (note 4 and note 7)	7.7	18.8	5.0
Income (loss) before income taxes	8.5	29.8	(201.8)
Provision for income taxes (note 6)	17.0	24.2	13.7
Income (loss) from continuing operations	(8.5)	5.6	(215.5)
Gain from disposal of discontinued operation, net of tax (note 3)	10.2	—	—
Loss from discontinued operations, net of tax (note 3)	(80.7)	(135.8)	(518.9)
Net loss	$(79.0)	(130.2)	(734.4)
Earnings (loss) per share (note 9)
Basic earnings (loss) per share from continuing operations	$(0.01)	0.01	(0.37)
Total basic loss per share	$(0.13)	(0.22)	(1.27)

Diluted earnings (loss) per share from continuing operations	$(0.01)	0.01	(0.54)
Total diluted loss per share	$(0.13)	(0.22)	(1.35)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Net loss	$(79.0)	$(130.2)	$(734.4)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the year (note 10)	(2.2)	1.3	(0.9)
Foreign currency translation adjustment	(2.7)	1.6	(5.8)
Actuarial gains associated with other post-employment benefit obligations	—	0.5	0.4
Net change in fair value from instrument-specific credit risk on the Debentures during the year (note 7)	—	6.0	1.6
Other comprehensive income (loss)	(4.9)	9.4	(4.7)
Comprehensive loss	$(83.9)	$(120.8)	$(739.1)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Cash Flows

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Cash flows from operating activities
Net loss	$(79.0)	$(130.2)	$(734.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	44.7	58.5	104.7
Stock-based compensation	25.6	33.1	33.9
Gain on disposal of discontinued operation (note 3)	(10.4)	—	—
Impairment of goodwill (note 4)	—	34.8	245.4
Impairment of long-lived assets (note 4)	9.6	15.3	234.5
Intellectual property disposed of by sale (note 13)	—	147.2	—
Gain on sale of property, plant and equipment, net	—	—	(6.0)
Prior Debentures fair value adjustment (note 7)	—	3.5	(137.4)
Operating leases	(10.8)	(13.7)	(15.1)
Other	2.3	2.3	6.0
Net changes in working capital items
Accounts receivable, net of allowance	25.0	(78.8)	17.8
Other receivables	11.7	(9.2)	12.8
Income taxes receivable	2.0	(0.5)	5.6
Other assets	(16.0)	(54.3)	(0.5)
Accounts payable	14.2	(7.4)	2.9
Accrued liabilities	6.4	(20.3)	(11.8)
Income taxes payable	(2.9)	8.7	8.8
Deferred revenue	(5.9)	7.5	(29.4)
Net cash provided by (used in) operating activities	16.5	(3.5)	(262.2)
Cash flows from investing activities
Acquisition of long-term investments	—	(1.6)	(2.9)
Acquisition of property, plant and equipment	(3.1)	(7.1)	(7.3)
Proceeds on sale of property, plant and equipment	—	—	17.1
Acquisition of intangible assets	(7.0)	(13.8)	(33.6)
Cash proceeds from disposal of discontinued operation (note 3)	79.8	—	—
Acquisition of short-term investments	(154.9)	(154.4)	(514.4)
Proceeds on sale or maturity of short-term investments	145.9	223.5	716.3
Net cash provided by investing activities	60.7	46.6	175.2
Cash flows from financing activities
Issuance of common shares	3.1	5.9	6.1
Payment of finance lease liability	—	—	(0.1)
Maturities of 2020 Debentures and Extension Debentures (note 7)	—	(515.0)	—
Proceed from Issuance of Extension Debentures and Notes (note 7)	—	344.0	—
Net cash provided by (used in) financing activities	3.1	(165.1)	6.0
Effect of foreign exchange loss on cash, cash equivalents, restricted cash, and restricted cash equivalents	(0.5)	0.2	(2.9)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the year	79.8	(121.8)	(83.9)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	200.5	322.3	406.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$280.3	$200.5	$322.3
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

1.    BLACKBERRY LIMITED AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
BlackBerry Limited (the “Company”) provides enterprises and governments the intelligent software and services that power the world around us. Based in Waterloo, Ontario, the Company’s high-performance foundational software enables major automakers and industrial giants alike to unlock transformative applications, drive new revenue streams and launch innovative business models, all without sacrificing safety, security, and reliability. With a deep heritage in Secure Communications, BlackBerry delivers operational resiliency with a comprehensive, highly secure, and extensively certified portfolio for mobile fortification, mission-critical communications, and critical events management. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange.
Basis of Presentation and Preparation
The consolidated financial statements include the accounts of all subsidiaries of the Company with intercompany transactions and balances eliminated on consolidation. All of the Company’s subsidiaries are wholly owned. These consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”) on a basis consistent for all periods presented. During the year, the Company completed the sale of Cylance endpoint security assets, as further discussed in Note 3.
Certain of the comparative figures have been reclassified to conform to the current year’s presentation, including assets and liabilities held for sale and discontinued operations, as further discussed in Note 3, and facilities discussed below. The Company reclassified all expenses associated with its facilities within General and administrative expenses, whereas previously these costs were allocated amongst the functional areas line item expenses of the business based on assumptions of usage of those facilities by the functional areas.
The impact of the change on previously issued financial statements was as follows for the years ended February 29, 2024 and February 28, 2023:

	For the Years Ended			For the Years Ended
			Revised			Revised
	February 29, 2024	Impact of change	February 29, 2024	February 28, 2023	Impact of change	February 28, 2023
Cost of sales	332.7	(8.6)	324.1	237.0	(9.8)	227.2
Gross margin	520.0	8.6	528.6	418.9	9.8	428.7
Research and development	185.7	(12.6)	173.1	207.3	(12.9)	194.4
Sales and marketing	171.0	(7.1)	163.9	176.2	(7.8)	168.4
General and administrative	180.6	28.3	208.9	163.6	30.5	194.1

Cybersecurity
Segment cost of sales	141.6	(5.8)	135.8	184.8	(7.1)	177.7
Segment gross margin	235.8	5.8	241.6	233.0	7.1	240.1
IoT
Segment cost of sales	36.3	(2.5)	33.8	37.0	(2.2)	34.8
Segment gross margin	179.1	2.5	181.6	168.7	2.2	170.9
The Company is organized and managed as three reportable segments: Secure Communications (formerly “Cybersecurity”), QNX (formerly “IoT”) and Licensing, as further discussed in Note 13.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Risks and Uncertainties
The Company’s assumptions and estimates about future cash flows, economic uncertainty and changes in industry or market conditions resulted in the Company making significant judgments related to its estimates and assumptions concerning the impairment of goodwill, indefinite-lived intangible assets, certain operating lease right-of-use (“ROU”) assets and associated property, plant and equipment.
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
Significant Accounting Policies and Critical Accounting Estimates
Use of estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to revenue-related estimates including variable consideration, standalone selling price (“SSP”), estimated customer life, right of return and customer incentive commitments, fair value of reporting units in relation to actual or potential goodwill impairment, fair value of the Debentures (as defined in Note 7), fair value of share-based liability awards, fair value of long-lived assets in relation to actual or potential impairment, the Company’s long-lived asset groupings, estimated useful lives of property, plant and equipment and intangible assets, provision (or recovery) of income taxes, realization of deferred income tax assets and the related components of the valuation allowance, allowance for credit losses, incremental borrowing rates in determining the present value of lease liabilities, the determination of reserves for various litigation claims, and the fair value of common shares received in a private company as consideration in the sale of the Cylance business. Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, February 28, 2025.
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
The Company has building, car and data center lease agreements with lease and non-lease components that are accounted for separately. For lease terms of 12 months or less on the commencement date, the Company recognizes the lease payments as lease cost on a straight-line basis over the lease term. The Company recognizes sublease income on a straight-line basis over the sublease term in its consolidated statements of operations.
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
In the annual impairment test, the Company first assesses whether it is more likely than not that an impairment is present in goodwill based upon qualitative factors including macroeconomic factors, industry trends, cost factors, overall financial performance and the Company’s share price and resultant market value capitalization in comparison to its book value. If the Company determines that it is more likely than not that impairment exists in one of its reporting units, it then conducts an analysis of the carrying value of the reporting unit, including goodwill, compared with its fair value. The estimated fair value is determined utilizing multiple approaches based on the nature of the reporting units being valued. In its analysis, the Company utilizes multiple valuation techniques, including the income approach using a discounted future cash flow model, market-based approaches, and the asset value approach. The analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rates of revenue growth for the Company’s reporting units, estimation of the useful life over which cash flows will occur, terminal growth rates, profitability measures, and determination of the discount rates for the reporting units. The carrying value of the Company’s assets is assigned to reporting units using reasonable methodologies based on the asset type. When the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. Different judgments could yield different results.
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
Assets held for sale and discontinued operations
When certain criteria are met, the Company reclassifies assets and related liabilities as held for sale at the lower of their carrying value or fair value less costs to sell and, if material, presents them separately on the Company’s consolidated balance sheets. If the carrying value exceeds the fair value less costs to sell, a loss is recognized. Assets classified as held for sale are no longer amortized. Comparative figures are reclassified to conform to the current year’s presentation. If an

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

asset previously classified as held for sale is returned to held in use, it is recorded at the lower of its carrying value at the time it was classified as held for sale, adjusted for amortization which would have had been recorded during the period it was classified as held for sale, and its fair value.
When the Company has disposed of or classified as held for sale a component of the Company, and certain criteria are met, the results of operations of the component, including any loss recognized, are reported separately on the consolidated statements of operations as discontinued operations. Discontinued operations are presented if the component’s operations and cash flows have been, or will be, eliminated from the Company and the Company will not have significant continuing involvement in the operations of the component after the disposal. Earnings (loss) per share amounts for both continuing operations and discontinued operations are presented separately on the consolidated statements of operations and income (loss) from continuing operations. Comparative figures are reclassified to conform to the current year’s presentation.
Convertible debentures
The Company has recognized the Notes (as defined in Note 7) as a single liability instrument measured at amortized cost. Debt issuance costs related to the Notes have been recorded as a direct deduction from the face amount of the Notes and are amortized using the effective interest method.
The Company elected to measure its Extension Debentures (as defined in Note 7) and 2020 Debentures (as defined in Note 7) at fair value in accordance with the fair value option. Each period, the fair value of the Extension Debentures and 2020 Debentures was recalculated and resulting gains and losses from the change in fair value of the Extension Debentures and 2020 Debentures associated with non-credit components were recognized in income, while the change in fair value associated with credit components were recognized in AOCL and subsequently released from AOCL upon maturity.
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
Nature of products and services
The Company is organized and managed as three operating segments. The Company has multiple products and services from which it derives revenue, which are structured in three groups: Secure Communications, QNX and Licensing.
Prior to the third quarter of fiscal 2025, the Company’s Secure Communications segment included the Company’s Cylance® cybersecurity solutions business and was reported as the Cybersecurity segment. See Note 3 for further information.
Secure Communications
The Secure Communications business consists of BlackBerry unified endpoint management (“UEM”) solutions, SecuSUITE® and BlackBerry® AtHoc®.
BlackBerry UEM
The Company’s unified endpoint management offerings include BlackBerry® UEM, BlackBerry® Dynamics™, BlackBerry® Workspaces, and BlackBerry Messenger (BBM®) Enterprise. BlackBerry UEM employs a containerized approach to manage and secure devices, third party and custom applications, identity, content and endpoints. The Company generates software license revenue from both term subscription and perpetual license contracts, both of which are commonly bundled with support, maintenance and professional services.
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
BlackBerry SecuSUITE
SecuSUITE revenue is generated from software license products associated with secure communications and the associated hardware. Similar to BlackBerry UEM products, if the licensed software requires access to the Company’s proprietary secure network infrastructure, revenue from the contract is recognized over time, ratably over the expected term or over the customer life, if licensed on a perpetual basis. If access to the Company’s proprietary network infrastructure is not required, revenue associated with the license is recognized at a point in time upon delivery of the software. Revenue from the hardware is recognized once title and the significant risks and rewards of ownership of the products are transferred to the customer, which occurs when control transfers at date of shipment.
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
QNX
QNX consists of BlackBerry® QNX®, BlackBerry Radar®, BlackBerry® Certicom®, and BlackBerry IVY®. QNX revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.

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
Licensing
Licensing includes revenue from the Company’s intellectual property licensing arrangements and settlement awards.
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
Payment terms and conditions vary by contract type although standard billing terms are that payment is due upon receipt of invoice, generally payable within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that contracts generally do not include a significant financing component if the period between when the payment is received and when the Company transfers the promised goods or services to the customer will be one year or less. To the extent the Company determines that there is a significant financing component in a contract with a customer, it determines the impact of the time value of money in adjusting the transaction price to account for the income associated with the financing component by estimating the discount rate that would be reflected in a separate financing transaction between the customer and the Company at contract inception, based upon the credit characteristics of the customer receiving financing in the contract.
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
Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company’s reportable items of comprehensive income (loss) are the cumulative translation adjustment resulting from its non-U.S. dollar functional currency subsidiary as described under the foreign currency translation policy above, cash flow hedges as described above in derivative financial instruments, changes in the fair value of available-for-sale investments as described in Note 4, changes in fair value from instrument-specific credit risk on the 2020 Debentures and Extension Debentures as described in Note 7 and Note 10, and actuarial gains or losses associated with certain other post-employment benefit obligations. Realized gains or losses on available-for-sale investments are reclassified into investment income using the specific identification basis.
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
The Equity Incentive Plan (the “Equity Plan”) was adopted during fiscal 2014. The Equity Plan provides for grants of incentive stock options and restricted share units (“RSUs”) to officers and employees of the Company or its subsidiaries. RSUs may be either time-based (“TBRSUs”) or time- and performance-based (“PBRSUs”). The number of common shares authorized for awards under the Equity Plan is 60,875,000 common shares. Any shares that are subject to options or TBRSUs granted under the Equity Plan are counted against this limit as one share for every option or TBRSU, as applicable, and any shares that are subject to PBRSUs granted under the Equity Plan are counted against this limit at the maximum performance attainment (which is generally 1.5 shares for every PBRSU). Awards previously granted under the Equity Plan that expire or are forfeited, or settled in cash, or are sold to cover withholding tax requirements are counted as one share added to the shares available under the Equity Plan. There are approximately 27.4 million shares in the equity pool available for future grants under the Equity Plan as at February 28, 2025.
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
2.    ADOPTION OF ACCOUNTING POLICIES
Accounting Standards Adopted During Fiscal 2025
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 on the topic of segment reporting. The standard requires additional disclosures for segment reporting. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company early adopted this guidance in the first quarter of fiscal 2025 and has provided the applicable disclosures in Note 13.
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
In November 2024, the FASB issued ASU 2024-03 to amend the codification on “Expense Disaggregation Disclosure” (Subtopic 220-40): Income Statement - Reporting Comprehensive Income”. The standard requires additional disclosure on specific expense categories included in the expense captions presented on the statements of operations. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company will adopt this guidance in fiscal 2028 and is in process of evaluating

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

the new requirements. As a result, the Company has not yet determined the impact this new ASU will have on its disclosures.
3.    DISCONTINUED OPERATIONS
On December 15, 2024 the Company entered into an Equity and Asset Purchase Agreement (the “Equity and Asset Purchase Agreement”) with Arctic Wolf Networks, Inc. (“Arctic Wolf”) whereby Arctic Wolf would acquire the Company’s Cylance endpoint security assets and related liabilities.
On February 3, 2025, the Company completed the sale of Cylance endpoint security assets and related liabilities to Arctic Wolf for $160.0 million of cash, subject to certain adjustments of approximately $39.1 million, and 5.5 million common shares of Arctic Wolf, pursuant to the equity and asset purchase agreement. The proceeds at closing were a combination of $79.8 million in net cash after purchase price adjustments, and equity in Arctic Wolf with an estimated fair value of $24.6 million. The Company’s determination of the fair value of the common shares of Arctic Wolf required the use of significant unobservable inputs relating to the current and future operations of Arctic Wolf, and as a result, the non-marketable equity investment was classified as Level 3. The Equity and Asset Purchase Agreement requires a subsequent cash payment to the Company of approximately $41.1 million one year following the closing. This deferred consideration has been initially recorded at fair value at the date of close, and included as “Other Receivables” in the Consolidated Balance Sheets. In connection with the sale, the Company recognized a gain on disposal of discontinued operation before taxes of 10.4 million.
Assets Held for Sale
The following table sets forth the aggregate carrying amounts of assets and liabilities classified as held for sale relating to the discontinued operation of Cylance as of February 29, 2024:

For the Year Ended
February 29, 2024
Assets
Other current assets	11.6
Total currents assets of discontinued operations	11.6

Other long-term assets	2.3
Operating lease right-of-use assets, net	0.5
Intangible assets, net	96.8
Goodwill	87.0
Total long-term assets of discontinued operations	186.6

Liabilities
Accounts payable	0.1
Accrued liabilities	3.7
Deferred revenue, current	45.5
Total current liabilities of discontinued operations	49.3

Deferred revenue, non-current	13.3
Total long-term liabilities of discontinued operations	13.3

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. The following table represents the financial results of Cylance for the years ended February 28, 2025, February 29, 2024 and February 28, 2023:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Revenue	$71.2	$93.6	$129.6
Cost of sales	42.8	55.7	67.6
Gross margin	28.4	37.9	62.0

Operating expenses
Research and development	30.4	46.0	60.2
Sales and marketing	42.5	59.9	65.8
General and administrative	15.7	21.7	22.4
Amortization	20.5	27.2	68.2
Impairment of long-lived assets	—	—	231.0
Impairment of goodwill	—	18.9	133.3
Gain on disposal of discontinued operation	(10.4)	—	—
	98.7	173.7	580.9
Operating loss	(70.3)	(135.8)	(518.9)
Provision for income taxes	0.2	—	—
Net loss from discontinued operations, net of tax	$(70.5)	$(135.8)	$(518.9)

Basic loss per share from discontinued operations	$(0.12)	$(0.23)	$(0.90)
Diluted loss per share from discontinued operations	$(0.12)	$(0.23)	$(0.81)
The following table represents the amortization, stock-based compensation (representing the significant non-cash operating item) and acquisition of property, plant and equipment of the discontinued operations for the years ended February 28, 2025, February 29, 2024 and February 28, 2023:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Amortization	$20.5	$27.2	$68.2
Stock based compensation	$5.0	$4.3	$3.7
Acquisition of property, plant and equipment	$—	$—	$—
4.    FAIR VALUE MEASUREMENTS, CASH, CASH EQUIVALENTS AND INVESTMENTS
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
Goodwill Impairment
During the third quarter of fiscal 2025 and in connection with the plans to sell the Cylance business, the Company reorganized its reporting structure resulting in its BlackBerry Spark reporting unit being disaggregated into two separate reporting units: UEM and Cylance. In accordance with ASC 350 Intangibles - Goodwill and Other, the Company conducted a valuation of the individual reporting units and allocated the goodwill associated with the previous BlackBerry Spark reporting unit to the UEM and Cylance reporting units using a relative fair value approach. The valuations of the reporting units were based on a combination of the income approach using a discounted future cash flow model, a market-based approach, and estimated exit value approaches for Cylance using the same critical accounting estimates as disclosed in Note 1. Following the assignment of assets, liabilities, and goodwill to the UEM and Cylance reporting units, the Company compared the carrying values of the reporting units against their fair values and determined no impairment was present in either reporting unit.
During the year ended February 28, 2025, there were no goodwill impairment charges. In its annual goodwill impairment test in the fourth quarter of fiscal 2025, the Company’s estimates indicated the fair values of all its reporting units substantially exceeded their carrying values, such carrying values were expected to be recovered, and there was no goodwill impairment.
During the year ended February 29, 2024, the Company recorded a goodwill impairment charge of $34.8 million in the BlackBerry Spark reporting unit, which was included within the Company’s Cybersecurity segment as disclosed in Note 13. The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values as at the annual goodwill impairment test date. The portion of the BlackBerry Spark goodwill impairment charge allocated to the Cylance reporting unit was based on the same proportion determined in the third quarter of fiscal 2025 in determining the Cylance discontinued operations and assets held for sale for the year ended February 29, 2024. The allocation of the BlackBerry Spark goodwill impairment charge was $15.9 million to the UEM reporting unit of and $18.9 million to the Cylance reporting unit.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

During the year ended February 28, 2023, the Company recorded a goodwill impairment charge of $245.4 million in the BlackBerry Spark reporting unit, which was included within the Company’s Cybersecurity segment as disclosed in Note 13. The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values as at the annual goodwill impairment test date. The portion of the BlackBerry Spark goodwill impairment charge allocated to the Cylance reporting unit was based on the same proportion determined in the third quarter of fiscal 2025 in determining discontinued operations and assets held for sale for the year ended February 28, 2023. The allocation of the BlackBerry Spark goodwill impairment charge was $112.1 million to the UEM reporting unit of and $133.3 million to the Cylance reporting unit.
Impairment of Long-Lived Assets (“LLA”)
During the year ended February 28, 2025, the Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of $9.6 million consisting of $6.9 million related to operating lease ROU assets for certain facilities and $2.7 million related to property, plant and equipment. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. These ROU impaired assets are classified within Level 3 of the fair value hierarchy.
During the year ended February 29, 2024, the Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of $7.5 million consisting of $6.9 million related to operating lease ROU assets for certain facilities and $0.6 million related to property, plant and equipment. The Company also conducted regular reviews of the individual patents, both organically generated and acquired, comprising its patent portfolio. As a result of this review, for the year ended February 29, 2024, the Company determined it had an indicator of impairment, as it had ceased enforcement and abandoned the legal right and title to patents with a cost of $15.3 million, accumulated amortization $7.5 million, and net book value of $7.8 million, which is classified as an impairment of long-lived assets on the Company’s consolidated statements of operations.
During the year ended February 28, 2023, the Company recorded a non-cash, pre-tax and after-tax impairment charge of $234.5 million consisting of $231.0 million related to the Company’s UES asset group, which was primarily composed of intangible assets recognized on the acquisition of Cylance and was included within the Company’s Cybersecurity segment as disclosed in Note 12, and $3.5 million related to operating lease ROU assets for certain leased facilities that were exited during the fiscal year. None of the Company’s other asset groups demonstrated indicators of potential impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at February 28, 2025 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$223.7	$—	$—	$223.7	$223.7	$—	$—	$—
Other investments	23.3	4.9	—	28.2	—	—	28.2	—
	247.0	4.9	—	251.9	223.7	—	28.2	—
Level 1:
Equity securities	10.0	—	(10.0)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	39.3	—	—	39.3	—	30.1	—	9.2
Bearer deposit notes	10.3	—	—	10.3	7.3	3.0	—	—
Commercial paper	55.5	—	—	55.5	27.8	27.7	—	—
Non-U.S. promissory notes	9.8	—	—	9.8	7.9	1.9	—	—
Non-U.S. government sponsored enterprise notes	9.3	—	—	9.3	—	4.9	—	4.4
Corporate notes/bonds	3.5	—	—	3.5	—	3.5	—	—
	127.7	—	—	127.7	43.0	71.1	—	13.6
Level 3:
Equity investments in private companies	30.7	1.2	(1.2)	30.7	—	—	30.7	—
	$415.4	$6.1	$(11.2)	$410.3	$266.7	$71.1	$58.9	$13.6
______________________________
(1) Cost basis for other investments includes the effect of returns of capital and impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The components of cash, cash equivalents and investments by fair value level as at February 29, 2024 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$96.2	$—	$—	$96.2	$96.2	$—	$—	$—
Other investments	29.6	6.1	—	35.7	—	—	35.7	—
	125.8	6.1	—	131.9	96.2	—	35.7	—
Level 1:
Equity securities	10.0	—	(10.0)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	21.5	—	—	21.5	—	—	—	21.5
Bearer deposit notes	53.1	—	—	53.1	28.4	24.7	—	—
Commercial paper	46.8	—	—	46.8	14.7	32.1	—	—
Non-U.S. promissory notes	35.4	—	—	35.4	30.2	5.2	—	—
U.S. treasury bills	9.5	—	—	9.5	5.6	—	—	3.9
	166.3	—	—	166.3	78.9	62.0	—	25.4
	$302.1	$6.1	$(10.0)	$298.2	$175.1	$62.0	$35.7	$25.4
______________________________
(1) Cost basis for other investments includes the effect of returns of capital and impairment.
As at February 28, 2025, the Company had non-marketable equity investments without readily determinable fair value of $58.9 million (February 29, 2024 - $35.7 million) including common shares of Arctic Wolf related to the sale of Cylance as further discussed in Note 3. During the year ended February 28, 2025, there was a $0.2 million impairment recognized relating to non-marketable equity investments without readily determinable fair value (February 29, 2024 and February 28, 2023 - nil). During the year ended February 28, 2025, the Company recorded upward adjustments of $1.2 million and downward adjustments of $2.4 million to the carrying value of certain non-marketable equity investments without readily determinable fair value resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income, net on the Company’s consolidated statements of operations. As of February 28, 2025, the Company has recorded a cumulative impairment of $3.0 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 29, 2024 - $3.0 million).
There were no realized gains or losses on available-for-sale securities for the year ended February 28, 2025 (February 29, 2024 and February 28, 2023 - nil).
The Company has restricted cash and cash equivalents, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit and a performance bond that the Company was required to post to support a government contract. These letters of credit support certain leasing arrangements entered into in the ordinary course of business and are for terms ranging from one month to seven years. The Company is legally restricted from accessing these funds during the term of the leases for which the letters of credit have been issued and during the term of the government contract; however, the Company can continue to invest the funds and receive investment income thereon.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at February 28, 2025, February 29, 2024 and February 28, 2023 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	February 28, 2025	February 29, 2024	February 28, 2023
Cash and cash equivalents	$266.7	$175.1	$295.7
Restricted cash and cash equivalents	13.6	25.4	26.6
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$280.3	$200.5	$322.3
The contractual maturities of available-for-sale investments as at February 28, 2025 and February 29, 2024 were as follows:

	As at
	February 28, 2025		February 29, 2024
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$127.7	$127.7	$166.4	$166.4
No fixed maturity	10.0	—	10.0	—
	$137.7	$127.7	$176.4	$166.4
As at February 28, 2025 and February 29, 2024, the Company had no available-for-sale debt securities with continuous unrealized losses.
5. CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The allowance for credit losses as at February 28, 2025 was $6.6 million (February 29, 2024 - $6.0 million).
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
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2023	$1.4
Prior period provision for expected credit losses	4.6
Ending balance of the allowance for credit loss as at February 29, 2024	6.0
Current period provision for expected credit losses	5.3
Write-offs charged against the allowance	(4.7)
Ending balance of the allowance for credit loss as at February 28, 2025	$6.6
The allowance for credit losses as at February 28, 2025 consists of $1.1 million (February 29, 2024 - $1.4 million) relating to CECL estimated based on days past due and region and $5.5 million (February 29, 2024 - $4.6 million) relating to specific customers that were evaluated separately.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

There were two customers that comprised more than 10% of accounts receivable as at February 28, 2025 (February 29, 2024 - two customers comprised more than 10%).
Other Receivables

	As at
	February 28, 2025	February 29, 2024
Arctic Wolf Delayed Cash Payment (note 3)	$38.6	$—
Other	9.8	21.4
	48.4	21.4
As at February 28, 2025 and February 29, 2024, other receivables included items such as claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in BlackBerry QNX, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Other Current Assets
As at February 28, 2025 and February 29, 2024, other current assets included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	February 28, 2025	February 29, 2024
Cost
BlackBerry operations and other information technology	$80.6	$85.4
Leasehold improvements and other	10.5	15.2
Furniture and fixtures	4.6	6.3
Manufacturing, repair and research and development equipment	2.2	2.4
	97.9	109.3
Accumulated amortization and impairment	84.5	88.1
Net book value	$13.4	$21.2
For the year ended February 28, 2025, amortization expense related to property, plant and equipment amounted to $7.6 million (February 29, 2024 - $9.9 million; February 28, 2023 - $12.2 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Intangible Assets, Net
Intangible assets comprised the following:

	As at February 28, 2025
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$29.8	$29.1	$0.7
Other acquired intangibles	40.4	38.0	2.4
Intellectual property	110.4	66.2	44.2
	$180.6	$133.3	$47.3

	As at February 29, 2024
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$29.8	$26.1	$3.7
Other acquired intangibles	40.4	34.0	6.4
Intellectual property	110.1	62.7	47.4
	$180.3	$122.8	$57.5
For the year ended February 28, 2025, amortization expense related to intangible assets amounted to $16.7 million (February 29, 2024 - $21.4 million; February 28, 2023 - $24.3 million).
Total additions to intangible assets in fiscal 2025 amounted to $7.0 million (fiscal 2024 - $13.8 million) and primarily consisted of payments for intellectual property relating to patent maintenance, registration and license fees.
For the year ended February 28, 2025, the Company recorded $0.5 million in impairment charges related to patent abandonment (fiscal 2024 - $7.8 million).
Based on the carrying value of the identified intangible assets, as at February 28, 2025, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each of the five succeeding years is expected to be as follows: fiscal 2026 - $10.7 million; fiscal 2027 - $5.7 million; fiscal 2028 - $5.1 million; fiscal 2029 - $4.0 million and fiscal 2030 - $3.5 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The weighted average remaining useful lives of the intangible assets are as follows:

As at
	February 28, 2025	February 29, 2024
Acquired technology	0.3 years	1.3 years
Other acquired intangibles	0.6 years	1.6 years
Intellectual property	5.7 years	6.1 years
Goodwill
Changes to the carrying amount of goodwill during the fiscal years ended February 28, 2025 and February 29, 2024 were as follows:

Carrying Amount
Carrying amount as at February 28, 2023	$489.0
Goodwill impairment charge (note 4)	(15.9)
Effect of foreign exchange on non-U.S. dollar denominated goodwill	1.4
Carrying amount as at February 29, 2024	474.5
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(2.1)
Carrying amount as at February 28, 2025	$472.4
Other Long-term Assets
As at February 28, 2025 and February 29, 2024, other long-term assets included long-term receivables related to intellectual property sold (see Note 13 under the heading “Patent Sale”), long-term receivables, and the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities comprised the following:

	As at
	February 28, 2025	February 29, 2024
Operating lease liabilities, current (note 12)	$15.0	$19.6
Variable incentive accrual	31.0	15.1
Restructuring programs, current portion	9.2	20.0
Other	71.0	59.0
	$126.2	$113.7
Other accrued liabilities include accrued director fees, accrued vendor liabilities, payroll withholding taxes and accrued royalties, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Restructuring
During fiscal 2025 and fiscal 2024, the Company commenced restructuring programs with the objectives of reducing its annual costs and expenses relating to Secure Communications. Other charges and cash costs may occur as programs are implemented or changes are completed.
The following table sets forth the activity in the Company’s restructuring program liabilities for fiscal 2025 and fiscal 2024:

	Employee Termination Benefits	Facilities Costs	Total
Balance as at February 28, 2023	$1.9	$1.0	$2.9
Charges incurred	30.9	6.4	37.3
Cash payments made	(16.0)	(3.1)	(19.1)
Balance as at February 29, 2024	16.8	4.3	21.1
Charges incurred	21.3	4.8	26.1
Cash payments made	(31.0)	(5.8)	(36.8)
Balance as at February 28, 2025	$7.1	$3.3	$10.4

Current portion	$7.1	$2.1	$9.2
Long-term portion	—	1.2	1.2
	$7.1	$3.3	$10.4

The long-term portion of the restructuring liabilities is recorded at fair value, determined by measuring the remaining payments at present value using an effective interest rate of 5.3%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.

The restructuring charges included employee termination benefits and facilities costs. Total charges incurred in fiscal 2025 and fiscal 2024 were $26.1 million and $37.3 million, respectively, recorded within General and administrative on the Consolidated Statements of Operations.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

6.    INCOME TAXES
The difference between the amount of the provision for (recovery of) income taxes and the amount computed by multiplying income (loss) before income taxes by the statutory Canadian tax rate is reconciled as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Statutory Canadian tax rate (1)	26.5%	26.5%	26.5%
Expected provision for (recovery of) income taxes	$2.3	$7.9	$(53.5)
Differences in income taxes resulting from:
Valuation allowance	1.6	(3.3)	23.3
Investment tax credits	(8.1)	(10.0)	(10.5)
Change in unrecognized income tax benefits	(0.1)	(1.1)	0.7
Foreign tax rate differences	5.9	4.5	10.1
Non-deductible permanent differences	8.8	7.7	5.4
Goodwill de-recognition	—	4.2	29.7
Prior period adjustments	(0.4)	8.6	4.0
Other differences	7.0	5.7	4.5
	$17.0	$24.2	$13.7
______________________________
(1) Our Canadian corporate tax rate is comprised of a basic Part I federal tax rate of 38%, net 15% after federal tax abatement and general tax reduction, plus the additional provincial tax of 11.5%.

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Income (loss) before income taxes:
Canadian	$(9.1)	$(18.3)	$(128.0)
Foreign	17.6	48.1	(73.8)
	$8.5	$29.8	$(201.8)

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The provision for (recovery of) income taxes consists of the following:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Current
Canadian	$5.3	$2.2	$0.4
Foreign	11.7	22.0	13.3
	$17.0	$24.2	$13.7
Deferred income tax assets and liabilities consist of the following temporary differences:

	As at
	February 28, 2025	February 29, 2024
Assets
Property, plant, equipment and intangibles assets	$263.3	$257.6
Non-deductible reserves	21.3	36.9
Minimum taxes	206.7	206.7
Research and development	410.5	402.4
Tax loss carryforwards	474.7	513.6
Other	141.3	124.9
Deferred income tax assets	1,517.8	1,542.1

Valuation allowance	1,517.2	1,519.7
Deferred income tax assets net of valuation allowance	0.6	22.4

Liabilities
Property, plant, equipment and intangibles assets	0.6	22.4
Deferred income tax liabilities	0.6	22.4
Net deferred income tax asset (liability)	$—	$—
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
In evaluating the need for a valuation allowance, the Company noted that there had been three years of cumulative losses, including fiscal 2025. In fiscal 2025, the Company saw a decrease in the deferred tax valuation allowance of $2.5 million (February 29, 2024 - increase of $27.6 million). As a result, the deferred tax valuation allowance had an ending balance of $1,517.2 million (February 29, 2024 - $1,519.7 million). This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The Company’s total unrecognized income tax benefits as at February 28, 2025 and February 29, 2024 were $19.5 million and $19.6 million, respectively. A reconciliation of the beginning and ending amount of unrecognized income tax benefits that, if recognized, would affect the Company’s effective income tax rate is as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Unrecognized income tax benefits, opening balance	$19.6	$20.6	$19.9
Increase for income tax positions of current year	0.2	1.0	0.7
Settlement of tax positions	(0.3)	(2.0)	—
Unrecognized income tax benefits, ending balance	$19.5	$19.6	$20.6
As at February 28, 2025, $19.1 million of the unrecognized tax benefits have been netted against deferred income taxes and $0.4 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.
A summary of open tax years by major jurisdiction is presented below:

Jurisdiction
Canada (1)	Fiscal 2016 - 2025
United States (2)	Fiscal 2022 - 2025
United Kingdom	Fiscal 2024 - 2025
Germany	Fiscal 2020 - 2025
______________________________
(1)    Includes federal as well as provincial jurisdictions, as applicable.
(2)     Pertains to federal tax years. Certain state jurisdictions remain open from fiscal 2020 through fiscal 2025.
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
The Company recognizes interest and penalties related to unrecognized income tax benefits as interest expense that is netted and reported within investment income, net. The amount of interest accrued as at February 28, 2025 was approximately $3.0 million (February 29, 2024 - approximately $2.9 million). The amount of penalties accrued as at February 28, 2025 was nil (February 29, 2024 - nil).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

As at February 28, 2025, the Company has the following net operating loss carryforwards and tax credits, which are scheduled to expire in the following years:

Year of Expiry	Net Operating Losses	Research and Development Tax Credits (1)	Minimum Taxes
2029	$—	$—	$1.1
2030	—	—	107.8
2031	—	11.5	71.7
2032	27.4	0.7	22.2
2033	80.5	132.7	0.2
2034	85.5	123.9	0.1
2035	81.0	51.9	3.6
2036	249.0	39.7	—
2037	492.5	23.7	—
2038	199.3	17.3	—
2039	13.1	14.6	—
2040	3.3	12.9	—
2041	—	8.3	—
2042	—	10.5	—
2043	181.6	13.6	—
2044	—	12.8	—
2045	—	9.6	—
Indefinite	417.9	20.9	—
	$1,831.1	$504.6	$206.7
______________________________
(1)    Includes federal, provincial and state balances.
7.    DEBENTURES
3.00% Convertible Senior Notes
On January 29, 2024, the Company issued $200.0 million aggregate principal amount of 3.00% senior convertible unsecured notes(the “Notes” and, collectively with the Extension Debentures and 2020 Debentures, the “Debentures”) in an offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended.
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
The Company has recorded the Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $6.0 million and present the Notes as a single hybrid financial instrument. No portion of the embedded derivatives required bifurcation from the host debt contract.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table summarizes the change in the Notes for the fiscal year ended February 28, 2025 from their date of issuance:

As at
February 28, 2025
Balance as at February 29, 2024	$194.1
Amortization of debt issuance costs	1.2
Balance as at February 28, 2025	$195.3
The Company’s estimate of the fair value of the Notes as at February 28, 2025 is approximately $289.5 million (February 28, 2024 - $204.0 million).
Extension Debentures and 2020 Debentures
On November 17, 2023, the Company issued $150.0 million aggregate principal amount of 1.75% extendible convertible unsecured debentures (the “Extension Debentures”) in a private placement to certain controlled affiliates of Fairfax Financial Holdings Limited (“Fairfax”). The Company used the net proceeds from the issuance of the Extension Debentures, together with cash on hand, to repay its outstanding $365.0 million aggregate principal amount of 1.75% unsecured convertible debentures (the “2020 Debentures” and, collectively with the Extension Debentures, the “Prior Debentures”) at maturity on November 13, 2023. Aside from the maturity date, the terms of the Extension Debentures were substantially identical to those of the 2020 Debentures, except that the Extension Debentures were not listed on any stock exchange and did not involve an indenture trustee. The Extension Debentures matured and were repaid on February 15, 2024.
Due to the conversion option and other embedded derivatives within the Prior Debentures, the Company elected to record the Prior Debentures, including the debt itself and all embedded derivatives, at fair value and presented the Prior Debentures as a single hybrid financial instrument. No portion of the fair value of the Prior Debentures was recorded as equity.
Each period, the fair value of the Prior Debentures was recalculated and resulting gains and losses from the change in fair value of the Prior Debentures associated with non-credit components were recognized in income, while the change in fair value associated with credit components was recognized in accumulated other comprehensive loss (“AOCL”). The fair value of the 2020 Debentures was determined using the significant Level 2 inputs interest rate curves, the market price and volatility of the Company’s listed common shares, and the significant Level 3 inputs related to credit spread and the implied discount of the 2020 Debentures at issuance. The fair value of the Extension Debentures was determined using observable interest rate curves, and the market price and volatility of the Company’s common shares.
The following table shows the impact of the changes in fair value of the 2020 Debentures for the years ended February 28, 2025, February 29, 2024 and February 28, 2023:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Income associated with the change in fair value from non-credit components recorded in the consolidated statements of operations	$—	$2.4	$137.4
Income associated with the change in fair value from instrument-specific credit components recorded in AOCL	—	—	1.6
Realized losses associated with the change in fair value from credit components recorded in the consolidated statements of operations on maturity of the Extension Debentures and 2020 Debentures	—	(6.0)	—
Realized losses associated with the change in fair value from credit components released from AOCL on maturity of the Extension Debentures and 2020 Debentures	—	5.9	—
Total decrease in the fair value of the Extension Debentures and 2020 Debentures	$—	$2.3	$139.0

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

For the year ended February 28, 2025, the Company recorded interest expense related to the Debentures of $6.0 million, which has been included in investment income, net on the Company’s consolidated statements of operations (fiscal 2024 - $5.6 million; fiscal 2023 - $6.4 million). The Company is required to make semi-annual interest-only payments of approximately $3.0 million during the remaining term the Notes are outstanding.
Fairfax, a related party under U.S. GAAP due to its beneficial ownership of common shares in the Company after taking into account potential conversion of the Extension Debentures and the 2020 Debentures, respectively, owned the full principal amount of the Extension Debentures and $330.0 million principal amount of the 2020 Debentures. As such, the payment of interest on the Prior Debentures, and their repayment, to Fairfax represented related party transactions.
8.    CAPITAL STOCK
(a)Capital Stock
The Company is authorized to issue an unlimited number of voting common shares, an unlimited number of non-voting, redeemable, retractable Class A common shares and an unlimited number of non-voting, cumulative, redeemable, retractable preferred shares. As at February 28, 2025 and February 29, 2024, there were no Class A common shares or preferred shares outstanding.
The following details the changes in issued and outstanding common shares for the years ended February 28, 2025, February 29, 2024 and February 28, 2023:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2022	576,228	$2,868.6
Exercise of stock options	97	0.3
Common shares issued for restricted share unit settlements	4,872	—
Stock-based compensation	—	33.9
Common shares issued for employee share purchase plan	960	5.8
Common shares outstanding as at February 28, 2023	582,157	2,908.6
Exercise of stock options	106	0.3
Common shares issued for restricted share unit settlements	5,636	—
Stock-based compensation	—	33.1
Common shares issued on the redemption of deferred share units	297	0.9
Common shares issued for employee share purchase plan	1,037	4.8
Common shares outstanding as at February 29, 2024	589,233	2,947.7
Exercise of stock options	12	—
Common shares issued for restricted share unit settlements	5,823	—
Stock-based compensation	—	25.6
Common shares issued for employee share purchase plan	1,163	3.1
Common shares outstanding as at February 28, 2025	596,231	$2,976.4
The Company had 596 million voting common shares outstanding, 0.1 million options to purchase voting common shares, 11 million RSUs and 1.6 million DSUs outstanding as at March 28, 2025. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 7.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

(b)Stock-based Compensation
Restricted share units
The Company recorded compensation expense with respect to RSUs of approximately $25.6 million in the year ended February 28, 2025 (February 29, 2024 - $33.1 million; February 28, 2023 - $33.6 million).
A summary of RSU activity during fiscal 2025 is shown below:

	RSUs Outstanding
	Number (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)
Balance as at February 29, 2024	16,301	$4.30
Granted during the year	4,494	1.53
Vested during the year	(5,825)	5.02
Forfeited/cancelled during the year	(3,466)	4.04
Balance as at February 28, 2025	11,504	$2.95	1.50 years	$54
Expected to vest February 28, 2025	9,508	$2.87	1.53 years	$45
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate closing share price of the Company’s common shares on February 28, 2025 that would have been received by RSU holders if all RSUs had been vested on February 28, 2025).
Tax deficiencies incurred by the Company related to the RSUs vested were nil for the year ended February 28, 2025 (February 29, 2024 - tax deficiency of nil; February 28, 2023 - tax deficiency of nil).
As at February 28, 2025, there was $21.8 million of unrecognized compensation expense related to RSUs that will be expensed over the vesting period, which, on a weighted average basis, results in a period of approximately 1.40 years.
During the year ended February 28, 2025, there were 4,494,083 RSUs granted (February 29, 2024 - 8,097,408), all of which will be settled upon vesting by the issuance of new common shares.
During the year ended February 28, 2025, the weighted average fair value for RSUs granted was $1.53 (February 29, 2024 - $3.51; February 28, 2023 - $4.29). During the year ended February 28, 2025, the fair value of RSUs that vested was $29.2 million (February 29, 2024 - $38.1 million; February 28, 2023 - $39.6 million).
Deferred share units (“DSUs”)
The Company issued 542,449 DSUs and redeemed 292,923 DSUs during the year ended February 28, 2025. There were 1.6 million DSUs outstanding as at February 28, 2025 (February 29, 2024 - 1.4 million). The Company had a liability of $7.7 million in relation to the DSU Plan as at February 28, 2025 (February 29, 2024 - $3.8 million) included in accrued liabilities.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

9.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Net income (loss) from continuing operations for basic and diluted earnings (loss) per share available to common shareholders	$(8.5)	$5.6	$(215.5)
Less: Debentures fair value adjustment (1) (2)	—	—	(137.4)
Add: interest expense on Debentures (1) (2)	—	—	6.4
Net income (loss) from continuing operations for diluted earnings (loss) per share available to common shareholders	$(8.5)	$5.6	$(346.5)

Net loss for basic and diluted loss per share available to common shareholders	(79.0)	(130.2)	(734.4)
Less: Debentures fair value adjustment (1) (2)	—	—	(137.4)
Add: interest expense on Debentures (1) (2)	—	—	6.4
Net loss for diluted loss per share available to common shareholders	$(79.0)	$(130.2)	$(865.4)

Weighted average number of shares outstanding (000’s) - basic	591,470	584,543	578,654
Effect of dilutive securities (000’s)
Stock-based compensation (3) (4)	—	7,954	—
Conversion of 2020 Debentures (1) (2)	—	—	60,833
Weighted average number of shares and assumed conversions (000’s) diluted	591,470	592,497	639,487
Earnings (loss) per share - reported
Basic earnings (loss) per share from continuing operations	$(0.01)	$0.01	$(0.37)
Total basic loss per share	$(0.13)	$(0.22)	$(1.27)

Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.01	$(0.54)
Total diluted loss per share	$(0.13)	$(0.22)	$(1.35)
______________________________
(1) The Company has not presented the dilutive effect of the Debentures using the if-converted method in the calculation of diluted loss per share for the years ended February 28, 2025 and February 29, 2024, as to do so would be antidilutive. See Note 7 for details on the Debentures.
(2) The Company has presented the dilutive effect of the 2020 Debentures using the if-converted method, assuming conversion at the beginning of the fiscal year for the year ended February 28, 2023. Accordingly, to calculate diluted loss per share, the Company adjusted net income (loss) by eliminating the fair value adjustment made to the 2020 Debentures and interest expense incurred on the 2020 Debentures in the year ended February 28, 2023, and added the number of shares that would have been issued upon conversion to the diluted weighted average number of shares outstanding. See Note 7 for details on the 2020 Debentures.
(3) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the years ended February 28, 2025 and February 28, 2023 as to do so would be antidilutive.
(4) The Company has presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the year ended February 29, 2024.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the years ended February 28, 2025, February 29, 2024 and February 28, 2023 were as follows:

	As At
	February 28, 2025	February 29, 2024	February 28, 2023
Cash Flow Hedges
Balance, beginning of period	$0.3	$(1.0)	$(0.1)
Other comprehensive loss before reclassification	(3.3)	1.0	(3.2)
Amounts reclassified from AOCL into net income (loss)	1.1	0.3	2.3
Accumulated net unrealized losses on derivative instruments designated as cash flow hedges	$(1.9)	$0.3	$(1.0)
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(14.0)	$(15.6)	$(9.8)
Other comprehensive income (loss)	(2.7)	1.6	(5.8)
Foreign currency cumulative translation adjustment	$(16.7)	$(14.0)	$(15.6)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$—	$(6.0)	$(7.6)
Other comprehensive income before reclassification	—	—	1.6
Amounts reclassified from AOCL into net income (loss)	—	6.0	—
Change in fair value from instruments-specific credit risk on Debentures	$—	$—	$(6.0)
Other Post-Employment Benefit Obligations
Balance, beginning of period	$(0.6)	$(1.1)	$(1.5)
Other comprehensive income	—	0.5	0.4
Actuarial losses associated with other post-employment benefit obligations	$(0.6)	$(0.6)	$(1.1)
Accumulated Other Comprehensive Loss, End of Period	$(19.2)	$(14.3)	$(23.7)
During the year ended February 28, 2025, $1.1 million in losses (pre-tax and post-tax) associated with cash flow hedges were reclassified from AOCL into general and administrative expenses (February 29, 2024 - $0.3 million in losses).
During the year ended February 28, 2025, nil in losses (pre-tax and post-tax) associated with change in fair value from instrument-specific credit risk on debentures were reclassified from AOCL into general and administrative expenses (February 29, 2024 - $6.0 million in losses).
11.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $13.5 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of February 28, 2025. The Company has posted a performance bond as collateral to support a government contract for the term of the agreement. See the discussion of restricted cash in Note 4.

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
As of February 28, 2025, with the exception of the Canadian employment class action settlement discussed below, there are no other material claims for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits and one individual lawsuit were filed against the Company and certain of its former officers in various jurisdictions in the U.S. and Canada alleging that the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and business prospects and that certain of the Company’s financial statements contain material misstatements. The individual lawsuit was voluntarily dismissed and a Stipulation of Settlement was executed in respect of the consolidated U.S. class actions effective June 7, 2022; see “Litigation Settlements - U.S. Class Actions” below in this Note 11.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Other contingencies
As at February 28, 2025, the Company has recognized $20.5 million (February 29, 2024 - $17.2 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in BlackBerry QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
(c)     Litigation Settlements
Parker
On March 17, 2017, a putative employment class action was filed against the Company in the Ontario Superior Court of Justice (Parker v. BlackBerry Limited). The Statement of Claim alleged that actions the Company took when certain of its employees decided to accept offers of employment from Ford Motor Company of Canada amounted to a wrongful termination of the employees’ employment with the Company. The claim sought (i) an unspecified quantum of statutory, contractual, or common law termination entitlements; (ii) punitive or breach of duty of good faith damages of $20.0 million, Canadian dollars or such other amount as the Court may find appropriate, (iii) pre- and post- judgment interest, (iv) attorneys’ fees and costs, and (v) such other relief as the Court may deem just. The Court granted the plaintiffs’ motion to certify the class action on May 27, 2019. The Company commenced a motion for leave to appeal the certification order on June 11, 2019. The Court denied the motion for leave to appeal on September 17, 2019. The Company filed its Statement of Defence on December 19, 2019. The parties participated in a mediation on November 9, 2022, which did not result in an agreement. The matter had a trial date of June 2, 2025. The parties attended a pre-trial conference on December 4, 2024. At a further pre-trial conference on January 24, 2025, the parties reached a settlement in principle for approximately $2.8 million or $4.0 million Canadian dollars inclusive of all fees and costs. On February 18, 2025, the parties signed the minutes of settlement. On March 10, 2025, the Company paid the settlement amount into a trust held by the plaintiffs’ counsel. The settlement is subject to approval by the Court. The Company expects the settlement to be complete before the end of fiscal 2026.
U.S. Class Actions
On April 6, 2022, through a mediator, the Company agreed in principle to pay $165.0 million to settle the consolidated U.S. class actions (see “Litigation” above in this Note 11). The Stipulation of Settlement was executed effective June 7, 2022. On June 29, 2022, the Company paid $1.0 million of the settlement amount and the remaining $164.0 million was paid on September 6, 2022. On September 29, 2022, the Court granted final approval of the settlement and entered final judgment.
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
The Company has entered into indemnification agreements with its current and former directors and executive officers. Under these agreements, the Company agreed, subject to applicable law, to indemnify its current and former directors and executive officers against all costs, charges and expenses reasonably incurred by such individuals in respect of any civil, criminal or administrative action that could arise by reason of their status as directors or officers. The Company maintains liability insurance coverage for the benefit of the Company, and its current and former directors and executive officers. The Company has not encountered material costs as a result of such indemnifications in fiscal 2025.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The components of lease expense were as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Operating lease cost, included in general and administrative	$13.1	$17.8	$19.6

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Cash used in operating activities related to operating lease payments	$20.6	$27.8	$32.4
During the year ended February 28, 2025, the Company entered into $7.5 million (February 29, 2024 - $13.1 million) in lease obligations and recognized a corresponding ROU asset of $7.5 million (February 29, 2024 - $13.1 million).
During the year ended February 28, 2025, the Company incurred losses of $6.9 million (February 29, 2024 - $6.9 million; February 28, 2023 - $3.5 million) on LLA impairment of ROU assets, as described in Note 4. The Company also had sublease income during the year ended February 28, 2025 of $3.9 million (February 29, 2024 - $3.6 million; February 28, 2023 - $3.2 million) and incurred short-term lease costs of $2.3 million (February 29, 2024 - $2.5 million; February 28, 2023 - $2.2 million).
Supplemental consolidated balance sheet information related to leases was as follows:

	As at
	February 28, 2025	February 29, 2024
Operating leases
Operating lease assets
Operating lease ROU assets	$22.0	$31.8
Operating lease liabilities
Accrued liabilities	$15.0	$19.6
Operating lease liabilities	28.7	37.8
Total operating lease liabilities	$43.7	$57.4

	As at
	February 28, 2025	February 29, 2024
Weighted average remaining lease term
Operating leases	3.2 years	3.2 years
Weighted average discount rate
Operating lease	4.2%	3.9%

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Maturities of undiscounted lease liabilities were as follows:

As at
February 28, 2025
Operating Leases
Fiscal year 2026	$18.2
Fiscal year 2027	13.0
Fiscal year 2028	10.8
Fiscal year 2029	2.7
Fiscal year 2030	2.0
Thereafter	1.9
Total future minimum lease payments	48.6
Less:
Imputed interest	(4.9)
Total	$43.7

13. REVENUE AND SEGMENT DISCLOSURES
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
Segment Disclosures
With the sale of the Cylance business, and the classification of the business as discontinued operations as discussed in Note 3, the Company is organized and managed as three operating segments: Secure Communications (formerly “Cybersecurity”), QNX (formerly “IoT”), and Licensing. Prior period comparatives have been recast to reflect this change in reportable operating segments.
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types as described in Note 1.
The following table shows information by reportable operating segment for the fiscal year ended February 28, 2025:

	For the Year Ended
	Secure Communications	QNX	Licensing	Segment Totals
Segment revenue	$272.6	$236.0	$26.3	$534.9
Segment cost of sales	92.7	38.8	6.1	137.6
Segment gross margin (1)	$179.9	$197.2	$20.2	$397.3
______________________________
(1) A reconciliation of total segment gross margin to consolidated pre-tax income from continuing operations is set forth below.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table shows information by reportable operating segment for the years ended February 29, 2024 and February 28, 2023:

	For the Years Ended
	Secure Communications		QNX		Licensing		Segment Totals
	Feb 29	Feb 28	Feb 29	Feb 28	Feb 29	Feb 28	Feb 29	Feb 28
	2024	2023	2024	2023	2024	2023	2024	2023
Segment revenue	$283.8	$288.2	$215.4	$205.7	$259.9	$32.4	$759.1	$526.3
Segment cost of sales	80.7	110.4	33.8	34.8	150.9	11.5	265.4	156.7
Segment gross margin (1)	$203.1	$177.8	$181.6	$170.9	$109.0	$20.9	$493.7	$369.6
______________________________
(1) A reconciliation of total segment gross margin to consolidated pre-tax income (loss) from continuing operations is set forth below.
Secure Communications consists of BlackBerry® UEM, BlackBerry® AtHoc® and BlackBerry® SecuSUITE®. The Company’s endpoint management platform includes BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. Secure Communications revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
QNX consists of BlackBerry® QNX®, BlackBerry® Certicom®, BlackBerry Radar®, BlackBerry IVY® and other QNX applications. QNX revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services.
Licensing consists of the Company’s intellectual property arrangements and settlement awards.
The following table reconciles segment gross margin for the fiscal year ended February 28, 2025, February 29, 2024 and February 28, 2023 to the Company’s consolidated totals:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Total segment gross margin	$397.3	$493.7	$369.6
Adjustments (1):
Stock compensation	2.4	3.0	3.0
Less:
Research & development	108.8	127.1	134.2
Sales and marketing	95.5	104.0	102.6
General and administrative	159.7	187.2	172.0
Amortization	17.7	26.7	27.4
Impairment of goodwill	—	15.9	112.1
Impairment of long-lived assets	9.6	15.3	3.5
Gain on sale of property, plant and equipment, net	—	—	(6.0)
Prior Debentures fair value adjustment	—	3.5	(137.4)
Litigation settlement	2.8	—	165.0
Investment income, net	(7.7)	(18.8)	(5.0)
Income (loss) from continuing operations before income taxes	$8.5	$29.8	$(201.8)
______________________________
(1) The CODM reviews segment gross margin information on an adjusted basis, which excludes Stock compensation expenses - which is a non-cash expense and is not included in the CODM’s measure of segment gross margin when evaluating performance and allocating resources to the segment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Patent Sale
On May 11, 2023, the Company completed its patent sale with Malikie and sold certain non-core patent assets for $170.0 million in cash on closing, an additional $30.0 million in fixed consideration due by no later than the third anniversary of closing and variable consideration in the form of future royalties in the aggregate amount of up to $700.0 million (the “Malikie Transaction”). Pursuant to the terms of the Malikie Transaction, the Company received a license back to the patents sold, which relate primarily to mobile devices, messaging and wireless networking.
In the first quarter of fiscal 2024, the Company recognized revenue of $217.7 million and cost of sales of $147.2 million related to intellectual property sold. The Company estimated variable consideration from future royalty revenues using an expected value method including inputs from both internal and external sources related to patent monetization activities and cash flows, and constrained the recognition of that variable consideration based on the Company’s accounting policies and critical accounting estimates as described in Note 1. The variable consideration recognized as revenue was $22.9 million and the amount of variable consideration constrained was $210.4 million. The Company evaluates its conclusions as to whether the constraints are still applicable on an ongoing basis, and will make updates when it observes a sufficient amount of evidence that amounts of variable consideration are no longer subject to constraint or the estimated amount of variable consideration has changed.
Revenue
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types, as discussed above in “Segment Disclosures”.
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	For the Years Ended
	February 28, 2025		February 29, 2024		February 28, 2023
North America (1)	$248.7	46.5%	$496.9	65.5%	$261.7	49.7%
Europe, Middle East and Africa	188.6	35.3%	159.0	20.9%	203.1	38.6%
Other regions	97.6	18.2%	103.2	13.6%	61.5	11.7%
Total	$534.9	100.0%	$759.1	100.0%	$526.3	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Revenue, classified by timing of recognition, was as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Products and services transferred over time	$246.9	$210.0	$245.7
Products and services transferred at a point in time	288.0	549.1	280.6
Total	$534.9	$759.1	$526.3
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the fiscal year ended February 28, 2025:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 29, 2024	$255.1	$163.3	$15.1
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	668.9	528.3	20.2
Decrease due to payment, fulfillment of performance obligations, or other	(684.0)	(524.5)	(20.7)
Increase (decrease), net	(15.1)	3.8	(0.5)
Closing balance as at February 28, 2025	$240.0	$167.1	$14.6

Current portion	$173.7	$161.5	$8.3
Long-term portion	66.3	5.6	6.3
	$240.0	$167.1	$14.6
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at February 28, 2025 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the Malikie Transaction, which have been constrained based on the Company’s accounting policies and critical accounting estimates as described in Note 1 and under “Patent Sale” in this Note 13.

	As at February 28, 2025
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$161.5	$2.7	$2.9	$167.1
Revenue recognized for performance obligations satisfied in prior periods
For the fiscal year ended February 28, 2025, $2.4 million in revenue was recognized relating to performance obligations satisfied in a prior period as a result of certain variable consideration no longer being subject to constraint (fiscal year ended February 29, 2024 - $12.2 million; fiscal year ended February 28, 2023 - $0.6 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	February 28, 2025		February 29, 2024
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$68.2	$462.7	$78.8	$342.4
United States	459.4	752.7	478.0	922.5
Other	27.5	80.2	28.2	130.1
	$555.1	$1,295.6	$585.0	$1,395.0
Information About Major Customers
There was one customer that comprised 14% of the Company’s revenue in fiscal 2025 (fiscal 2024 - one customer that comprised 27%; fiscal 2023 - one customer that comprised 12%).
14.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	For the Years Ended
	February 28, 2025	February 29, 2024	February 28, 2023
Interest paid during the year	$6.0	$5.6	$6.4
Income taxes paid during the year	13.3	9.6	2.2
Income tax refunds received during the year	1.1	1.2	5.1
(b)    Additional Information
Advertising expense, which includes media, agency and promotional expenses totaling $16.8 million is included in sales and marketing expenses for the fiscal year ended February 28, 2025. (February 29, 2024 - $22.4 million; February 28, 2023 - $28.7 million)
General and administrative expenses for the fiscal year ended February 28, 2025 included $0.4 million with respect to foreign exchange gain, net of foreign exchange hedging (February 29, 2024 - $0.3 million foreign exchange losses, net of foreign exchange hedging; February 28, 2023 - $0.2 million foreign exchange gains, net of foreign exchange hedging).
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2025 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2025, approximately 19% of cash and cash equivalents, 29% of accounts receivable and 71% of accounts payable were denominated in foreign currencies (February 29, 2024 – 19%, 25% and 59%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company also has outstanding Notes with a fixed interest rate, as described in Note 7. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 5. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at February 28, 2025, no single issuer represented more than 47% of the total cash, cash equivalents and investments (February 29, 2024 - no single issuer represented more than 30% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
In addition, as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, as described in Note 3, the Company is owed a delayed cash payment of approximately $41.1 million one year following the closing. The Company is exposed to risk related to potential non-payment of the deferred cash consideration from Arctic Wolf.
Liquidity risk
Cash, cash equivalents, and investments were approximately $410.3 million as at February 28, 2025. As partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, the Company received common shares of Arctic Wolf with an estimated fair value of $24.6 million. The common shares of Arctic Wolf are illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash. The Company may not be able to sell these shares at desired times or prices, which could negatively impact its financial condition and results of operations.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
As of February 28, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the U.S. Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of February 28, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of February 28, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the three months ended February 28, 2025, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended February 28, 2025, none of the Company’s officers or directors adopted or terminated trading arrangements for the sale of the Company’s common shares.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of the Company’s executive officers appears in Part I, Item 1 to this Annual Report on Form 10-K.

The information required by this item will be included in the Company’s 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2025, and is incorporated herein by reference.
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
Applicable securities laws require that, subject to certain exceptions, all members of the Audit and Risk Management Committee be “independent” under Sections 1.4 and 1.5 of National Instrument 52-110 of the Canadian Securities Administrators - Audit Committees and the rules and regulations of the NYSE, and “financially literate”, meaning that the committee member has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to those issues reasonably expected to be raised by the Company’s financial statements. Ms. Disbrow (Chair), Ms. O’Neill and Mr. Wouters are the members of the Audit and Risk Management Committee, and each is an independent director of the Company and financially literate, based on his or her education and experience as described below. The Audit and Risk Management Committee has also developed, in conjunction with the Company’s Chief Financial Officer and other accounting personnel, an orientation and continuing education program that will provide the new members of the Audit and Risk Management Committee with additional information and understanding about the accounting and financial presentation issues underlying the Company’s financial statements.
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
Lori O’Neill – Ms. O’Neill has a BComm (Honours) from Carleton University and is a holder of the CPA, CA designation, the U.S. CPA designation and the ICD.D designation from the Institute of Corporate Directors. Ms. O’Neill is a FCPA, FCA, corporate director and independent financial consultant and currently serves on the boards of Constellation Software Inc. and Calian Group Ltd. She has served as a director of numerous public and private technology companies, Crown corporations and non-profit organizations. Previously, Ms. O’Neill was a leader in the Canadian national technology, media and communications audit practice at Deloitte LLP, where she served for 24 years.
The Hon. Wayne Wouters – Mr. Wouters has a BComm (Honours) from the University of Saskatchewan and an MA in economics from Queen’s University. From 2009 to 2014, Mr. Wouters was the Clerk of the Privy Council of Canada and held the roles of Deputy Minister to the Prime Minister, Secretary to the Cabinet and Head of the Public Service. Prior to his tenure as Clerk, Mr. Wouters was Secretary of the Treasury Board of Canada and served in deputy ministerial and other senior positions in the Canadian public service. He is a Strategic and Policy Advisor to McCarthy Tétrault LLP and a director of Canadian Utilities Limited and Foran Mining Corporation, and a former director of Champion Iron Limited. He was inducted by the Prime Minister as a member of the Privy Council in 2014 and was he was invested into the Order of Canada as an officer in 2017. Mr. Wouters has extensive experience with economic policy and international trade matters, which included oversight of multi-billion dollar budgets on behalf of the Government of Canada.

The Board has also determined that each of Ms. Disbrow and Ms. O’Neill is an audit committee financial expert within the meaning of General Instruction B(8)(a) of Form 10-K under the U.S. Securities Exchange Act of 1934, as amended. The SEC has indicated that the designation of a person as an audit committee financial expert does not make such person an “expert” for any purpose, impose any duties, obligations or liability on such person that are greater than those imposed on members of the Audit Committee and the Board who do not carry this designation or affect the duties, obligations or liability of any other member of the audit committee or the Board.
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
Risk Governance and Oversight
The Company utilizes a “three lines of defence” governance structure to define how the responsibility for risk management activities is assigned:
•The first line of defence for managing risks resides with the management of each business group. Risk exposures are identified and mitigated at a granular level through various ongoing management activities including business planning, operations management, reporting, and process improvement projects.
•Oversight of business unit management is provided by the second line of defence, the Security Risk and Compliance Committee (“SRCC”), which meets at least quarterly and is supported by various compliance, security and control functions. The SRCC is composed of manager representatives from each major business group and provides strategic direction by defining key policies, identifying emerging risk trends, and sponsoring training.
•The internal audit function comprises the third line of defence, providing independent assurance of the effectiveness of the Company’s risk management activities and internal controls related to (i) financial reporting and integrity and (ii) other areas of risk as assigned by the Audit and Risk Management Committee from time to time, including cybersecurity risk. The internal audit function may also review the governance structures and mandates of the first two lines of defence.
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
The Code is available on the Company’s website at https://investors.blackberry.com/governance-documents, or upon request to the Corporate Secretary of the Company at its executive office, 2200 University Avenue East, Waterloo, Ontario, N2K 0A7. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver, from a provision of the Code to the Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K. The Company did not grant any such waiver in fiscal 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company’s 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2025, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the Company’s 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2025, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company’s 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the Company’s 2025 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2025, and is incorporated herein by reference.

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
10.1
Amended and Restated BlackBerry Limited Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 4, 2024)

10.2†
Amended and Restated Deferred Share Unit Plan for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.3	Form of restricted share unit agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 4, 2024)
10.4
Form of performance based restricted share unit agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 4, 2024)

10.5†
Form of indemnification agreement for directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.6*†
Employment agreement with John J. Giamatteo, dated December 8, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38232), filed with the SEC on December 12, 2023) and amended change in control provision letter, dated August 21, 2024

10.7*†
Employment agreement with Tim Foote, dated July 26, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38232), filed with the SEC on July 29, 2024) and amended change in control provision letter, dated September 6, 2024

10.8*†
Employment agreement with Mattias Eriksson, dated April 13, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 24, 2022) and amended change in control provision letter, dated September 6, 2024

10.9*†
Employment agreement with Phil Kurtz, dated June 27, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 4, 2024) and amended change in control provision letter, dated September 6, 2024

10.10*†	Employment agreement with Jennifer Armstrong-Owen, dated January 8, 2024 and amended change in control provision letter, dated September 6, 2024
10.11
Patent Sale Agreement with Malikie Innovations Limited, dated March 20, 2023, including Exhibit A-1 thereto, Exhibit A-2 thereto and Exhibit B-1 thereto (incorporated by reference to Exhibits 10.11, 10.11 1, 10.11 2 and 10.11 3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232) filed with the SEC on April 4, 2023)

10.12
Equity and Asset Purchase Agreement, dated December 15, 2024, by and among BlackBerry Limited, BlackBerry UK Limited, Arctic Wolf Networks, Inc. and Arctic Wolf Networks International, Inc., together with exhibits and schedules thereto (certain schedules and information within exhibits and schedules omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b(2)(ii)) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 20, 2024)

10.13*†	Employment separation agreement with Marjorie Dickman, dated February 28, 2025
19*	Insider Trading Policy
21*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 4, 2024)
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: April 2, 2025	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Tim Foote
	Name:	Tim Foote
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
DIRECTORS

SIGNATURE	CAPACITY	DATE
/s/ PHILIP BRACE	Chair and Director	April 2, 2025
Philip Brace
/s/ LISA BAHASH	Director	April 2, 2025
Lisa Bahash
/s/ LISA DISBROW	Director	April 2, 2025
Lisa Disbrow
/s/ JOHN J. GIAMATTEO	Director and Chief Executive Officer (Principal Executive Officer)	April 2, 2025
John J. Giamatteo
/s/ RICHARD LYNCH	Director	April 2, 2025
Richard Lynch
/s/ LORI O’NEILL	Director	April 2, 2025
Lori O’Neill
/s/ WAYNE WOUTERS	Director	April 2, 2025
Wayne Wouters