Form 10-Q
period 2025-05-31
BLACKBERRY Ltd
filed 2025-06-25
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025

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
Yes ☐   No  ☒

The registrant had 594,530,880 common shares issued and outstanding as of June 20, 2025.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	May 31, 2025	February 28, 2025
Assets
Current
Cash and cash equivalents (note 3)	$276.0	$266.7
Short-term investments (note 3)	30.6	71.1
Accounts receivable, net of allowance of $6.0 and $6.6, respectively (note 4)	129.9	173.7
Other receivables (note 4)	51.7	48.4
Income taxes receivable	1.7	1.6
Other current assets (note 4)	43.3	30.0
	533.2	591.5
Restricted cash and cash equivalents (note 3)	16.5	13.6
Long-term investments (note 3)	58.8	58.9
Other long-term assets (note 4)	48.0	76.5
Operating lease right-of-use assets, net	20.1	22.0
Property, plant and equipment, net (note 4)	12.7	13.4
Intangible assets, net (note 4)	44.2	47.3
Goodwill (note 4)	476.9	472.4
	$1,210.4	$1,295.6
Liabilities
Current
Accounts payable	$5.2	$31.1
Accrued liabilities (note 4)	83.3	126.2
Income taxes payable (note 5)	28.6	25.5
Deferred revenue, current (note 11)	136.3	161.5
	253.4	344.3
Deferred revenue, non-current (note 11)	8.8	5.6
Operating lease liabilities	26.3	28.7
Other long-term liabilities	1.2	1.8
Long-term notes (note 6)	195.6	195.3
	485.3	575.7
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 594,528,763 voting common shares (February 28, 2025 - 596,230,655)	2,970.5	2,976.4
Deficit	(2,232.6)	(2,237.3)
Accumulated other comprehensive loss (note 9)	(12.8)	(19.2)
	725.1	719.9
	$1,210.4	$1,295.6
See notes to consolidated financial statements.

On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended May 31, 2025
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2025	$2,976.4	$(2,237.3)	$(19.2)	$719.9
Net income	—	1.9	—	1.9
Other comprehensive income	—	—	6.4	6.4
Stock-based compensation (note 7)	5.7	—	—	5.7
Share repurchase (note 7)	(12.8)	2.8	—	(10.0)
Shares issued:
Employee share purchase plan (note 7)	1.2	—	—	1.2
Balance as at May 31, 2025	$2,970.5	$(2,232.6)	$(12.8)	$725.1

	Three Months Ended May 31, 2024
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2024	2,947.7	(2,158.3)	(14.3)	775.1
Net loss	—	(41.4)	—	(41.4)
Other comprehensive loss	—	—	(0.3)	(0.3)
Stock-based compensation	7.7	—	—	7.7
Shares issued:
Employee share purchase plan	1.5	—	—	1.5
Balance as at May 31, 2024	$2,956.9	$(2,199.7)	$(14.6)	$742.6

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2025	May 31, 2024
Revenue (note 11)	$121.7	$123.4
Cost of sales	31.4	33.4
Gross margin	90.3	90.0

Operating expenses
Research and development	25.0	30.6
Sales and marketing	28.7	23.8
General and administrative	30.5	40.3
Amortization	4.0	4.7
Impairment of long-lived assets (note 3)	0.1	3.5
	88.3	102.9
Operating income (loss)	2.0	(12.9)
Investment income, net (note 3 and note 6)	2.9	4.0
Income (loss) before income taxes	4.9	(8.9)
Provision for income taxes (note 5)	3.0	7.6
Income (loss) from continuing operations	1.9	(16.5)
Loss from discontinued operations, net of tax (note 2)	—	(24.9)
Net income (loss)	$1.9	$(41.4)
Earnings (loss) per share (note 8)
Basic earnings (loss) per share from continuing operations	$0.00	$(0.03)
Total basic earnings (loss) per share	$0.00	$(0.07)

Diluted earnings (loss) per share from continuing operations	$0.00	$(0.03)
Total diluted earnings (loss) per share	$0.00	$(0.07)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	May 31, 2025	May 31, 2024
Net income (loss)	$1.9	$(41.4)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net loss from derivatives designated as cash flow hedges during the three months ended, net of income taxes of nil (May 31, 2024 - income taxes of nil) (note 9)	2.4	(0.2)
Foreign currency translation adjustment	4.0	(0.1)
Other comprehensive income (loss)	6.4	(0.3)
Comprehensive income (loss)	$8.3	$(41.7)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)

Consolidated Statements of Cash Flows

	Three Months Ended
	May 31, 2025	May 31, 2024
Cash flows from operating activities
Net income (loss)	$1.9	$(41.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	5.7	13.2
Stock-based compensation	5.7	7.7
Impairment of long-lived assets (note 3)	0.1	3.5
Operating leases	(1.6)	(2.7)
Other	(0.7)	(2.9)
Net changes in working capital items
Accounts receivable, net of allowance	43.8	51.0
Other receivables	(3.3)	0.7
Income taxes receivable	(0.1)	0.9
Other assets	17.0	(11.6)
Accounts payable	(25.9)	(11.1)
Accrued liabilities	(41.7)	(6.5)
Income taxes payable	3.1	0.5
Deferred revenue	(22.0)	(16.4)
Net cash used in operating activities	(18.0)	(15.1)
Cash flows from investing activities
Proceeds on sale, maturity or distribution from long-term investments	0.1	—
Acquisition of property, plant and equipment	(0.9)	(1.4)
Proceeds on sale of property, plant and equipment	—	0.1
Acquisition of intangible assets	(1.2)	(1.5)
Acquisition of short-term investments	(21.7)	(48.9)
Proceeds on sale or maturity of short-term investments	62.2	24.5
Net cash provided by (used in) investing activities	38.5	(27.2)
Cash flows from financing activities
Issuance of common shares	1.2	1.5
Common shares repurchased	(10.0)	—
Net cash provided by (used in) financing activities	(8.8)	1.5
Effect of foreign exchange gain on cash, cash equivalents, restricted cash, and restricted cash equivalents	0.5	—
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	12.2	(40.8)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	280.3	200.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$292.5	$159.7
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2025 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three months ended May 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2026. The consolidated balance sheet at February 28, 2025 was derived from the audited Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent liabilities. Actual results could differ from these estimates and any such differences may be material to the Company’s consolidated financial statements.
Certain of the comparative figures have been reclassified to conform to the current year’s presentation, including for facilities discussed below. In the third quarter of fiscal 2025, the Company reclassified all expenses associated with its facilities within General and administrative expenses, whereas previously these costs were allocated amongst the functional expense areas of the business based on assumptions of usage of those facilities by the functional areas.
The impact of the change on previously issued financial statements was as follows for the three months ended May 31, 2024:

	Three Months Ended
			Revised
	May 31, 2024	Impact of change	May 31, 2024
Cost of sales	47.8	(1.5)	46.3
Gross margin	96.5	1.5	98.0
Research and development	41.5	(2.3)	39.2
Sales and marketing	37.9	(1.1)	36.8
General and administrative	39.9	4.9	44.8
The Company is organized and managed as three reportable operating segments: QNX, Secure Communications, and Licensing, as further discussed in Note 11.
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements.
Accounting Standards Adopted During Fiscal 2026
The Company has not adopted any new standards to date during fiscal 2026.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on the topic of income taxes. The standard requires additional disclosure for income taxes. These requirements include: (i) requiring a public entity to disclose specific categories in the rate reconciliation; (ii) disclosure of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); (iii) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (iv) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received); (v) annual disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (vi) annual disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt this guidance in its annual reporting for fiscal 2026 on a prospective basis and is in the process of evaluating the new requirements. As a result, the Company has not yet determined the impact this new ASU will have on its disclosures.
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
2.    DISCONTINUED OPERATIONS
In the third quarter of fiscal 2025, the Company determined that the assets and liabilities constituting its Cylance business, which consisted of the Company’s artificial intelligence (“AI”) and machine learning-based cybersecurity solutions previously acquired on February 21, 2019, met the criteria requiring classification as held for sale as specified in Accounting Standards Codification (“ASC”) 360 Property, Plant and Equipment (“ASC 360”) and met the criteria for presentation as discontinued operations under ASC 205 Presentation of Financial Statements.
On February 3, 2025, the Company completed the sale of its Cylance endpoint security assets and related liabilities to Arctic Wolf Networks, Inc. (“Arctic Wolf”). In connection with the sale, the Company recognized a gain on disposal of discontinued operations before taxes of $10.4 million in the fourth quarter of fiscal 2025.
The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. The following table represents the financial results of Cylance for the three months ended May 31, 2024:

Three Months Ended
May 31, 2024
Revenue	$20.9
Cost of sales	12.9
Gross margin	8.0

Operating expenses
Research and development	8.6
Sales and marketing	13.0
General and administrative	4.5
Amortization	6.8
32.9
Operating loss	(24.9)
Provision for income taxes	—
Loss from discontinued operations, net of tax	$(24.9)

Basic loss per share from discontinued operations	$(0.04)
Diluted loss per share from discontinued operations	$(0.04)
The following table represents the amortization, stock-based compensation (representing the significant non-cash operating item) and acquisition of property, plant and equipment of the discontinued operations for the three months ended May 31, 2024:

Three Months Ended
May 31, 2024
Amortization	$6.8
Stock based compensation	1.5
Acquisition of property, plant and equipment	—
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
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which the Company does not own a controlling interest or have significant influence. Equity investments in private companies are recorded at fair value on a non-recurring basis. The fair value of non-marketable equity investments are classified within Level 3 when the Company estimates fair value using significant unobservable inputs such as when the investment is remeasured due to impairment and changes resulting from the issuance of new equity by an investee in an orderly transaction for identical or similar investments of the same issuer.
Impairment of Long-Lived Assets
During the three months ended May 31, 2024, the Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of $3.5 million related to the operating lease right-of-use (“ROU”) assets and property, plant and equipment associated with those facilities. The impairment was determined by comparing the fair value of the impacted ROU asset to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. The fair value measurement of ROU impaired assets is classified as Level 3 of the fair value hierarchy.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at May 31, 2025 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$169.5	$—	$—	$169.5	$166.6	$—	$—	$2.9
Equity investments in private companies	53.9	6.1	(1.2)	58.8	—	—	58.8	—
	223.4	6.1	(1.2)	228.3	166.6	—	58.8	2.9
Level 1:
Equity securities	10.0	—	(10.0)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	29.1	—	—	29.1	20.0	—	—	9.1
Bearer deposit notes	32.7	—	—	32.7	32.7	—	—	—
Commercial paper	50.1	—	—	50.1	27.9	17.7	—	4.5
Non-U.S. promissory notes	27.4	—	—	27.4	19.5	7.9	—	—
Non-U.S. government sponsored enterprise notes	5.0	—	—	5.0	—	5.0	—	—
Non-U.S. treasury bills	9.3	—	—	9.3	9.3	—	—	—
	153.6	—	—	153.6	109.4	30.6	—	13.6
	$387.0	$6.1	$(11.2)	$381.9	$276.0	$30.6	$58.8	$16.5
______________________________
(1) Cost basis for equity investments in private companies includes the effect of returns of capital and impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The components of cash, cash equivalents and investments by fair value level as at February 28, 2025 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$223.7	$—	$—	$223.7	$223.7	$—	$—	$—
Equity investments in private companies	23.3	4.9	—	28.2	—	—	28.2	—
	247.0	4.9	—	251.9	223.7	—	28.2	—
Level 1:
Equity securities	10.0	—	(10.0)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	39.3	—	—	39.3	—	30.1	—	9.2
Bearer deposit notes	10.3	—	—	10.3	7.3	3.0	—	—
Commercial paper	55.5	—	—	55.5	27.8	27.7	—	—
Non-U.S. promissory notes	9.8	—	—	9.8	7.9	1.9	—	—
Non-U.S. government sponsored enterprise notes	9.3	—	—	9.3	—	4.9	—	4.4
Corporate notes/bonds	3.5	—	—	3.5	—	3.5	—	—
	127.7	—	—	127.7	43.0	71.1	—	13.6
Level 3:
Equity investments in private companies	30.7	1.2	(1.2)	30.7	—	—	30.7	—
	$415.4	$6.1	$(11.2)	$410.3	$266.7	$71.1	$58.9	$13.6
______________________________
(1) Cost basis for equity investments in private companies includes the effect of returns of capital and impairment.
As at May 31, 2025, the Company had non-marketable equity investments without readily determinable fair value of $58.8 million (February 28, 2025 - $58.9 million) including common shares of Arctic Wolf received as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf. During the three months ended May 31, 2025, the Company did not record any adjustment to the carrying value of non-marketable equity investments without readily determinable fair value resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income, net on the Company’s consolidated statements of operations (May 31, 2024 - upward adjustments of $1.2 million). As of May 31, 2025, the Company has recorded a cumulative impairment of $3.0 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2025 - $3.0 million).
There were no realized gains or losses on available-for-sale securities for the three months ended May 31, 2025 and May 31, 2024.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at May 31, 2025 and February 28, 2025 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	May 31, 2025	February 28, 2025
Cash and cash equivalents	$276.0	$266.7
Restricted cash and cash equivalents	16.5	13.6
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$292.5	$280.3
The contractual maturities of available-for-sale investments as at May 31, 2025 and February 28, 2025 were as follows:

	As at
	May 31, 2025		February 28, 2025
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$153.6	$153.6	$127.7	$127.7
No fixed maturity	10.0	—	10.0	—
	$163.6	$153.6	$137.7	$127.7
As at May 31, 2025 and February 28, 2025, the Company had no available-for-sale debt securities with continuous unrealized losses.
4.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The current estimated credit losses (“CECL”) for accounts receivable as at May 31, 2025 were $6.0 million (February 28, 2025 - $6.6 million).
The Company also has long-term accounts receivable included in Other long-term assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure to default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 29, 2024	$6.0
Prior period provision for expected credit losses	5.3
Write-offs charged against the allowance	(4.7)
Ending balance of the allowance for credit loss as at February 28, 2025	6.6
Current period recovery for expected credit losses	(0.5)
Write-offs charged against the allowance	(0.1)
Ending balance of the allowance for credit loss as at May 31, 2025	$6.0
The allowance for credit losses as at May 31, 2025 consists of $0.6 million (February 28, 2025 - $1.1 million) relating to CECL estimated based on days past due and region and $5.4 million (February 28, 2025 - $5.5 million) relating to specific customers that were evaluated separately.
There were two customers that comprised more than 10% of accounts receivable as at May 31, 2025 (February 28, 2025 - two customers comprised more than 10%).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Receivables

	As at
	May 31, 2025	February 28, 2025
Arctic Wolf delayed cash payment (1)	$38.6	$38.6
Other	13.1	9.8
	$51.7	$48.4
______________________________
(1) As partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, as described in Note 2, the Company is owed a delayed cash payment one year following the closing.
As at May 31, 2025 and February 28, 2025, other receivables included items such as claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund program’s investment in QNX, among other items, none of which were greater than 5% of the current assets balance as at balance sheet dates.
Other Current Assets
As at May 31, 2025 and February 28, 2025, other current assets included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	May 31, 2025	February 28, 2025
Cost
BlackBerry operations and other information technology	$78.6	$80.6
Leasehold improvements and other	10.7	10.5
Furniture and fixtures	4.6	4.6
Manufacturing, repair and research and development equipment	2.4	2.2
	96.3	97.9
Accumulated amortization and impairment	83.6	84.5
Net book value	$12.7	$13.4

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Intangible Assets, Net
Intangible assets comprised the following:

	As at May 31, 2025
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$29.8	$29.8	$—
Other acquired intangibles	40.4	39.1	1.3
Intellectual property	109.0	66.1	42.9
	$179.2	$135.0	$44.2

	As at February 28, 2025
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$29.8	$29.1	$0.7
Other acquired intangibles	40.4	38.0	2.4
Intellectual property	110.4	66.2	44.2
	$180.6	$133.3	$47.3
For the three months ended May 31, 2025, amortization expense related to intangible assets amounted to $4.2 million (three months ended May 31, 2024 - $11.0 million).
Total additions to intangible assets for the three months ended May 31, 2025 amounted to $1.2 million (three months ended May 31, 2024 - $1.5 million). During the three months ended May 31, 2025, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance and registration fees.
Based on the carrying value of the identified intangible assets as at May 31, 2025, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2026 and each of the five succeeding years is expected to be as follows: fiscal 2026 - $7.1 million; fiscal 2027 - $5.7 million; fiscal 2028 - $5.0 million; fiscal 2029 - $3.9 million; fiscal 2030 - $3.7 million and fiscal 2031 - $2.8 million.
Goodwill
Changes to the carrying amount of goodwill during the three months ended May 31, 2025 were as follows:

Carrying Amount
Carrying amount as at February 29, 2024	$474.5
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(2.1)
Carrying amount as at February 28, 2025	472.4
Effect of foreign exchange on non-U.S. dollar denominated goodwill	4.5
Carrying amount as at May 31, 2025	$476.9

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Long-term Assets
As at May 31, 2025 and February 28, 2025, other long-term assets included long-term receivables related to intellectual property sold, long-term receivables, and the long-term portion of deferred commission, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities is comprised of the following:

	As at
	May 31, 2025	February 28, 2025
Variable incentive accrual	$8.5	$31.4
Operating lease liabilities, current	13.8	15.0
Other	61.0	79.8
	$83.3	$126.2
Other accrued liabilities include restructuring programs, current portion, accrued vendor liabilities, accrued director fees, and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
Restructuring
During fiscal 2025 and fiscal 2024, the Company commenced restructuring programs with the objective of reducing its annual costs and expenses relating to Secure Communications. Other charges and cash costs may occur as programs are implemented or changes are completed.
The following table sets forth the activity in the Company’s restructuring program liabilities:

	Employee Termination Benefits	Facilities Costs	Total
Balance as at February 29, 2024	$16.8	4.3	21.1
Charges incurred	21.3	4.8	26.1
Cash payments made	(31.0)	(5.8)	(36.8)
Balance as at February 28, 2025	7.1	3.3	10.4
Charges incurred	2.2	0.7	2.9
Cash payments made	(5.9)	(1.6)	(7.5)
Balance as at May 31, 2025	$3.4	$2.4	$5.8

Current portion	$3.4	$1.5	$4.9
Long-term portion	—	0.9	0.9
	$3.4	$2.4	$5.8
The long-term portion of the restructuring liabilities is recorded by measuring the remaining payments at present value using an effective interest rate of 4.8%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.
The restructuring charges included employee termination benefits and facilities costs. Total charges incurred for the three months ended May 31, 2025 and May 31, 2024 were $2.9 million and $7.3 million, respectively, recorded within General and administrative on the Consolidated Statements of Operations.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

5.    INCOME TAXES
For the three months ended May 31, 2025, the Company’s net effective income tax expense rate was approximately 61% compared to a net effective income tax expense rate of 22% for the three months ended May 31, 2024. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at May 31, 2025 were $19.6 million (February 28, 2025 - $19.5 million). As at May 31, 2025, $19.2 million of the unrecognized income tax benefits have been netted against deferred income tax assets and $0.4 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
6.    LONG-TERM NOTES
On January 29, 2024, the Company issued $200.0 million aggregate principal amount of 3.00% senior convertible unsecured notes (the “Notes”) in an offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended.
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
The Company had recorded the Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $6.0 million and presents the Notes as a single hybrid financial instrument. No portion of the embedded derivatives required bifurcation from the host debt contract.
The following table summarizes the change in the Notes for the three months ended May 31, 2025:

Carrying Amount
Balance as at February 28, 2025	$195.3
Amortization of debt issuance costs	0.3
Balance as at May 31, 2025	$195.6
The Company’s estimate of the fair value of the Notes as at May 31, 2025 is $259.8 million (February 28, 2025 - $289.5 million).
For the three months ended May 31, 2025, the Company recorded interest expense related to the Notes of $1.5 million which has been included in investment income, net on the Company’s consolidated statements of operations (three months ended May 31, 2024 - $1.5 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

7.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the three months ended May 31, 2025:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2025	596,231	$2,976.4
Exercise of stock options	26	—
Common shares issued for restricted share unit settlements	530	—
Stock-based compensation	—	5.7
Common shares issued for employee share purchase plan	312	1.2
Share repurchase	(2,570)	(12.8)
Common shares outstanding as at May 31, 2025	594,529	2,970.5
The Company had 595 million voting common shares outstanding, 18.6 million restricted share units (“RSUs”) and 1.4 million deferred shared units (“DSUs”) outstanding as at June 20, 2025 . In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 6.
On May 8, 2025, the Company announced that it received acceptance from the Toronto Stock Exchange with respect to a normal course issuer bid to purchase for cancellation up to 27.9 million common shares of the Company, or approximately 4.7% of the outstanding public float at May 5, 2025. The NCIB commenced on May 12, 2025, and will terminate on the earliest of May 11, 2026, such date as the Company may determine, or the date on which the maximum number of common shares that may be purchased under the NCIB has been reached. The Company is not obligated to repurchase any common shares under the NCIB. During the three months ended May 31, 2025, the Company repurchased 2.6 million common shares at a cost of $10.0 million. The Company recorded a reduction of $12.8 million to capital stock and the amount paid below the per share paid-in capital of the common shares of $2.8 million was recorded to deficit. All common shares repurchased by the Company pursuant to the normal course issuer bid have been canceled.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	May 31, 2025	May 31, 2024
Net income (loss) from continuing operations for basic and diluted earnings (loss) per share available to common shareholders	$1.9	$(16.5)

Net income (loss) for basic and diluted earnings (loss) per share available to common shareholders	$1.9	$(41.4)

Weighted average number of shares outstanding (000’s) - basic (1)	596,300	589,821
Effect of dilutive securities (000’s)
Stock-based compensation (2)(3)	4,531	—
Weighted average number of shares and assumed conversions (000’s) diluted	600,831	589,821

Earnings (loss) per share - reported
Basic earnings (loss) per share from continuing operations	$0.00	$(0.03)
Total earnings (loss) per share	$0.00	$(0.07)

Diluted earnings (loss) per share from continuing operations	$0.00	$(0.03)
Total diluted earnings (loss) per share	$0.00	$(0.07)
______________________________
(1) The Company has not presented the dilutive effect of the Notes using the if-converted method in the calculation of diluted loss per share for the three months ended May 31, 2025 and May 31, 2024, as to do so would be antidilutive. See Note 6 for details on the Notes.
(2) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the three months ended May 31, 2024, as to do so would be antidilutive.
(3) The Company has presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted earnings per share for the three months ended May 31, 2025.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three months ended May 31, 2025 and May 31, 2024 were as follows:

	Three Months Ended
	May 31, 2025	May 31, 2024
Cash Flow Hedges
Balance, beginning of period	$(1.9)	$0.3
Other comprehensive income (loss) before reclassification	1.9	(0.2)
Amounts reclassified from AOCL into net income	0.5	—
Accumulated net unrealized gains on derivative instruments designated as cash flow hedges	$0.5	$0.1
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(16.7)	$(14.0)
Other comprehensive income (loss)	4.0	(0.1)
Foreign currency cumulative translation adjustment	$(12.7)	$(14.1)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(0.6)	$(0.6)
Accumulated Other Comprehensive Loss, End of Period	$(12.8)	$(14.6)

10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $13.5 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of May 31, 2025. The Company has posted a performance bond as collateral to support a government contract for the term of the agreement. See the discussion of restricted cash in Note 3.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

As of May 31, 2025, with the exception of the Canadian employment class action settlement discussed below, there are no other material claims for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits and one individual lawsuit were filed against the Company and certain of its former officers in various jurisdictions in the U.S. and Canada alleging that the Company and certain of its officers made materially false and misleading statements regarding the Company’s financial condition and business prospects and that certain of the Company’s financial statements contain material misstatements. The individual lawsuit was voluntarily dismissed and the consolidated U.S. class actions were dismissed in September 2022 following final approval of the Stipulation of Settlement executed effective June 7, 2022.
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
Other contingencies
As at May 31, 2025, the Company has recognized $25.0 million (February 28, 2025 - $20.5 million) in funds from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in QNX. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

(c)Litigation Settlements
On March 17, 2017, a putative employment class action was filed against the Company in the Ontario Superior Court of Justice (Parker v. BlackBerry Limited). The Statement of Claim alleges that actions the Company took when certain of its employees decided to accept offers of employment from Ford Motor Company of Canada amounted to a wrongful termination of the employees’ employment with the Company. The claim sought (i) an unspecified quantum of statutory, contractual, or common law termination entitlements; (ii) punitive or breach of duty of good faith damages of CAD$20 million, or such other amount as the Court finds appropriate, (iii) pre- and post- judgment interest, (iv) attorneys’ fees and costs, and (v) such other relief as the Court deems just. The Court granted the plaintiffs’ motion to certify the class action on May 27, 2019. The Company commenced a motion for leave to appeal the certification order on June 11, 2019. The Court denied the motion for leave to appeal on September 17, 2019. The Company filed its Statement of Defence on December 19, 2019. The parties participated in a mediation on November 9, 2022, which did not result in an agreement. The matter had a trial date of June 2, 2025. The parties attended a pre-trial conference on December 4, 2024. At a further pretrial conference on January 24, 2025, the parties reached a settlement in principle for approximately $2.8 million or CDN $4.0 million inclusive of all fees and costs. On February 18, 2025, the parties settled the matter for CDN $4.0 million inclusive of all fees and costs, subject to Court approval. On March 10, 2025, the Company paid the settlement amount into a trust held by the plaintiffs’ counsel. A settlement approval hearing is scheduled for July 30, 2025.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Segment Disclosures
With the sale of the Cylance business in the fourth quarter of fiscal 2025, and the classification of the business as discontinued operations as discussed in Note 2, the Company is organized and managed as three operating segments: QNX, Secure Communications, and Licensing. Prior period comparatives have been recast to reflect this change in reportable operating segments.
The following table shows information by reportable operating segment for the three months ended May 31, 2025 and May 31, 2024:

	For the Three Months Ended
	QNX		Secure Communications		Licensing		Segment Totals
	May 31,		May 31,		May 31,		May 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Segment revenue	$57.5	$53.2	$59.5	$64.2	$4.7	$6.0	$121.7	$123.4
Segment cost of sales	11.2	9.5	18.1	21.8	1.6	1.4	30.9	32.7
Segment gross margin (1)	$46.3	$43.7	$41.4	$42.4	$3.1	$4.6	$90.8	$90.7
______________________________
(1) A reconciliation of total segment gross margin to consolidated pre-tax income from continuing operations is set forth below.
QNX consists of BlackBerry® QNX®, BlackBerry® Certicom®, BlackBerry Radar®, and other QNX applications. QNX revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services and through volume-based royalties.
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
The following table reconciles total segment gross margin for the three months ended May 31, 2025 and May 31, 2024 to the Company’s consolidated totals:

	Three Months Ended
	May 31, 2025	May 31, 2024
Total segment gross margin	$90.8	$90.7
Adjustments (1):
Stock compensation	0.5	0.7
Less:
Research & development	25.0	30.6
Sales and marketing	28.7	23.8
General and administrative	30.5	40.3
Amortization	4.0	4.7
Impairment of long-lived assets	0.1	3.5
Investment income, net	(2.9)	(4.0)
Consolidated income (loss) from continuing operations before income taxes	$4.9	$(8.9)
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended
	May 31, 2025	May 31, 2024
North America (1)	$54.8	$56.2
Europe, Middle East and Africa	42.5	43.7
Other regions	24.4	23.5
Total	$121.7	$123.4

North America (1)	45.0%	45.5%
Europe, Middle East and Africa	34.9%	35.4%
Other regions	20.1%	19.1%
Total	100.0%	100.0%
______________________________
(1) North America includes all revenue from the Company’s intellectual property arrangements, due to the global applicability of the patent portfolio and licensing arrangements thereof.
Revenue, classified by timing of recognition, was as follows:

	Three Months Ended
	May 31, 2025	May 31, 2024
Products and services transferred over time	$58.5	$59.4
Products and services transferred at a point in time	63.2	64.0
Total	$121.7	$123.4
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the three months ended May 31, 2025:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2025	$240.0	$167.1	$14.6
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	104.7	91.4	3.1
Decrease due to payment, fulfillment of performance obligations, or other	(176.3)	(113.4)	(4.4)
Decrease, net	(71.6)	(22.0)	(1.3)
Closing balance as at May 31, 2025	$168.4	$145.1	$13.3

Current portion	$129.9	$136.3	$7.4
Long-term portion	38.5	8.8	5.9
	$168.4	$145.1	$13.3

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at May 31, 2025 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the sale of certain non-core patent assets to Malikie Innovations Limited in May 2023, which have been constrained based on the Company’s accounting policies and critical accounting estimates.

	As at May 31, 2025
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$136.3	$3.8	$5.0	$145.1
Revenue recognized for performance obligations satisfied in prior periods
For the three months ended May 31, 2025, revenue of nil was recognized relating to performance obligations satisfied in a prior period (three months ended May 31, 2024 - nil).
Information About Major Customers
There was one customer that comprised 13% of the Company’s revenue in the three months ended May 31, 2025 (three months ended May 31, 2024 - one customer that comprised 13% of the Company’s revenue).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

12.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended
	May 31, 2025	May 31, 2024
Interest paid during the period	$1.5	$1.5
Income taxes paid during the period	1.7	6.8
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2026 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2025, approximately 9% of cash and cash equivalents, 18% of accounts receivable and 84% of accounts payable were denominated in foreign currencies (February 28, 2025 – 19%, 29% and 71%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company also has outstanding Notes with a fixed interest rate, as described in Note 6. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 4. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at May 31, 2025, no single issuer represented more than 43% of the total cash, cash equivalents and investments (February 28, 2025 - no single issuer represented more than 47% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
In addition, as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, as described in Note 2, the Company is owed a delayed cash payment one year following the closing. This deferred consideration is included as “Other Receivables” and is approximately $38.6 million as at May 31, 2025. The Company is exposed to risk related to potential non-payment of the deferred cash consideration from Arctic Wolf.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Liquidity risk
Cash, cash equivalents, and investments were $381.9 million as at May 31, 2025. As partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, the Company received common shares of Arctic Wolf with an estimated fair value of $24.6 million. The common shares of Arctic Wolf are illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash. The Company may not be able to sell these shares at desired times or prices, which could negatively impact its financial condition and results of operations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three months ended May 31, 2025, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2025 (the “Annual MD&A”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (the “Annual Report”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Additional information about the Company, which is included in the Company’s Annual Report, can be found on SEDAR+ at www.sedarplus.ca and on the SEC’s website at www.sec.gov.
Cautionary Note Regarding Forward-Looking Statements
This MD&A contains forward-looking statements within the meaning of certain securities laws, including under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, including statements relating to:
•the Company’s plans, strategies and objectives, including its intentions to increase and enhance its product and service offerings, benefit from changes in market demand, and patent new innovations;
•the Company’s expectations with respect to its revenue, segment adjusted EBITDA, adjusted Corporate operating costs, total and segment adjusted EBITDA, non-GAAP EPS and operating cash flow in the second quarter of fiscal 2026;
•the Company’s expectations with respect to its revenue, adjusted corporate operating costs, Secure Communications adjusted EBITDA and total adjusted EBITDA for fiscal 2026 and operating cash flow in the second half of fiscal 2026;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview”, “Business Overview - Products and Services”, “Results of Operations - Three months ended May 31, 2025 compared to the three months ended May 31, 2024 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended May 31, 2025 compared to the three months ended May 31, 2024 - Revenue - Gross Margin and Adjusted EBITDA by Segment”, “Results of Operations - Three months ended May 31, 2025 compared to the three months ended May 31, 2024 - Revenue - Operating Expenses - Adjusted Operating Expenses” , “Results of Operations - Three months ended May 31, 2025 compared to the three months ended May 31, 2024 - Net Income (Loss)” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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

Business Overview
Founded in 1984, BlackBerry Limited (the “Company”) is a leading provider of intelligent software and services to enterprises, governments and leading OEMs around the world. Its products enable more than 255 million vehicles and secure 17 of the G20 governments. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
Based in Waterloo, Ontario, the Company has two core divisions, each addressing large and growing market opportunities.
The Company’s QNX division is a leader in embedded software where the Company believes it is the world’s leading automotive foundational software vendor. Its customers include leading automotive OEMs and Tier 1 suppliers that use its products in vehicles, as well as manufacturers in other markets where high-performance, safety-critical foundational embedded software platforms and solutions are important, such as robotics, medical devices, industrial automation solutions, rail systems, hardware security modules, and other mission-critical applications (collectively, the general embedded market or “GEM”). QNX solutions are implemented into all the top 10 automotive OEMs, top 7 Tier 1 suppliers, 24 of the 25 top EV OEMs, and 9 of the 10 top medical OEMs.
The Company’s Secure Communications division delivers operational resiliency with a comprehensive, highly secure, and extensively certified product portfolio for mobile fortification, mission-critical communications and critical event management.
Secure Communications focuses on the government sector and on strategic industries with vertical-specific use cases, including regulated enterprise markets such as financial services.
Products and Services
The Company has a rich pedigree in innovation and has developed a range of products and services that assist customers in addressing their needs as their industries evolve, which are structured in three divisions: QNX, Secure Communications and Licensing.
QNX
The QNX division consists of the QNX® business (“QNX”), BlackBerry Radar® and BlackBerry® Certicom®.
With 45 years of embedded software expertise and a rich intellectual property portfolio, QNX is an industry leader whose high-performance foundational software enables major automakers and industrial giants alike to unlock transformative applications, drive new revenue streams and launch innovative business models, all without sacrificing safety, security and reliability. QNX is a trusted supplier of operating systems, hypervisors, frameworks and development tools that help reduce hardware dependency while enabling new possibilities in high-performance compute, standards-based virtualization technologies, and cloud enablement.
QNX offers a growing portfolio of safety-certified, secure and reliable platform solutions and is focused on achieving design wins with automotive OEMs, Tier 1 vendors and automotive semiconductor suppliers. These solutions include the QNX® real-time operating system, QNX® Hypervisor for Safety and QNX® Software Development Platform (SDP), as well as other products designed to alleviate the challenges of compliance with ISO 26262, the automotive industry’s functional safety standard. The QNX® pre-certified microkernel operating system is specifically tailored for safety-critical embedded systems and toolchains that are pre-qualified for building these systems. The QNX Hypervisor for Safety prevents safety systems from potential impact of malfunction in other systems. These products help drive a faster time to market and also reduce developer friction. In fiscal 2026, QNX’s priorities in the automotive space include promoting increased adoption of QNX SDP 8.0 and also working with partners to develop a vehicle platform featuring pre-integrated middleware solutions with a view to capturing a larger share of the automotive software stack and increasing future royalties per vehicle.
QNX is also a preferred supplier of embedded systems for companies in the GEM space. QNX collaborates closely with customers to understand their specific requirements and more quickly and effectively develop solutions to meet their evolving needs. The Company is investing in initiatives to increase the revenue that it derives from GEM opportunities.
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

Secure Communications
The Secure Communications division consists of BlackBerry UEM solutions, BlackBerry® SecuSUITE® and BlackBerry® AtHoc®.
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
BlackBerry SecuSUITE is a certified, multi-OS voice and data solution with advanced encryption, anti-eavesdropping and continuous authentication capabilities, providing a maximum level of security on conventional mobile devices for government and businesses.
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
In fiscal 2026, the Secure Communications division expects to benefit from an increase in government market demand for on-premise solutions that are designed to protect data sovereignty.
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
Recent Developments
The Company has continued to execute on its strategy in fiscal 2026 and announced the following significant achievements during and subsequent to the most recent quarter:
Products and Innovation:
•QNX launched QNX® Hypervisor 8.0, built on the next-generation SDP 8.0 architecture, facilitating high-performance virtualization of multiple operating systems on a single system-on-a-chip; and
•BlackBerry AtHoc became the first critical event management provider to achieve FedRAMP High authorization.
Customers and Partners:
•WeRide launched its next-generation ADAS platform for L2++ autonomous drive, built upon QNX® OS for Safety;
•Leapmotor selected QNX® technology as the foundation of its intelligent digital cockpit and autonomous drive domain controllers in its new B10 electric SUV;
•Direct ChassisLink Inc (DCLI) announced the deployment of BlackBerry Radar across 100,000 chassis; and
•Malaysia Cybersecurity Center of Excellence celebrated its first anniversary with new partnerships, scholarships and expanded education programs.
Environmental, Sustainability and Corporate Governance:
•BlackBerry announced a share buyback program for the repurchase of up to 27,855,153 of its common shares.

First Quarter Fiscal 2026 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended May 31, 2025 compared to the quarter ended May 31, 2024 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	May 31, 2025	May 31, 2024	Change
Revenue	$121.7	$123.4	$(1.7)
Gross margin	90.3	90.0	0.3
Operating expenses	88.3	102.9	(14.6)
Investment income, net	2.9	4.0	(1.1)
Income (loss) before income taxes	4.9	(8.9)	13.8
Provision for income taxes	3.0	7.6	(4.6)
Income (loss) from continuing operations	1.9	(16.5)	18.4
Loss from discontinued operations (1)	—	(24.9)	24.9
Net income (loss)	$1.9	$(41.4)	$43.3
Earnings (loss) per share - reported
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)

Weighted-average number of shares outstanding (000’s)
Basic	596,300	589,821
Diluted (2)	600,831	589,821
______________________________
(1)Prior to the third quarter of fiscal 2025, the Company’s Secure Communications segment included the Company’s Cylance® cybersecurity solutions business and was reported as the Cybersecurity segment. As a result of the Cylance sale in the fourth quarter of fiscal 2025, Cylance is no longer reported alongside UEM, SecuSuite and AtHoc as the Cybersecurity segment, and those three businesses are now reported separately from Cylance as the Secure Communications segment. The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. Prior period comparatives have been recast to reflect this change.
(2)Diluted earnings (loss) per share on a U.S. GAAP basis for the first quarter of fiscal 2026 and fiscal 2025 does not include the dilutive effect of the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first quarter of fiscal 2025 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.

The following tables show information by operating segment for the three months ended May 31, 2025 and May 31, 2024. The Company reports segment information in accordance with U.S. GAAP, pursuant to the Financial Standards Accounting Board’s Accounting Standard Codification Topic 280, Segment Reporting, based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance of the Company’s reportable operating segments. The measure of segment profit or loss disclosed by the Company in the Consolidated Financial Statements under the “management” approach in reviewing the results of the Company’s operating segments is segment adjusted gross margin. Additionally, the following table includes the additional measures of segment profit or loss used by the CODM which is segment adjusted EBITDA, a non-GAAP financial measure. See Note 11 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	QNX			Secure Communications			Licensing			Segment Totals
	May 31,		Change	May 31,		Change	May 31,		Change	May 31,		Change
	2025	2024		2025	2024		2025	2024		2025	2024
Segment revenue	$57.5	$53.2	$4.3	$59.5	$64.2	$(4.7)	$4.7	$6.0	$(1.3)	$121.7	$123.4	$(1.7)
Segment cost of sales	11.2	9.5	1.7	18.1	21.8	(3.7)	1.6	1.4	0.2	30.9	32.7	(1.8)
Segment adjusted gross margin	$46.3	$43.7	$2.6	$41.4	$42.4	$(1.0)	$3.1	$4.6	$(1.5)	$90.8	$90.7	$0.1
Segment research and development	12.4	16.4	(4.0)	11.3	12.3	(1.0)	—	—	—	23.7	28.7	(5.0)
Segment sales and marketing	13.3	10.7	2.6	13.6	12.2	1.4	—	—	—	26.9	22.9	4.0
Segment general and administrative	8.6	8.2	0.4	7.5	9.6	(2.1)	1.6	2.1	(0.5)	17.7	19.9	(2.2)
Less amortization included in the above	0.7	0.5	0.2	0.6	1.0	(0.4)	2.3	2.2	0.1	3.6	3.7	(0.1)
Segment adjusted EBITDA	$12.7	$8.9	$3.8	$9.6	$9.3	$0.3	$3.8	$4.7	$(0.9)	$26.1	$22.9	$3.2
The following tables reconcile the Company’s segment adjusted gross margin results for the three months ended May 31, 2025 to consolidated U.S. GAAP results:

	For the Three Months Ended May 31, 2025
	(in millions)
	QNX	Secure Communications	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$57.5	$59.5	$4.7	$121.7	$—	$121.7
Cost of sales	11.2	18.1	1.6	30.9	0.5	31.4
Gross margin (1)	$46.3	$41.4	$3.1	$90.8	$(0.5)	$90.3
Operating expenses					88.3	88.3
Investment income, net					2.9	2.9
Income before income taxes						$4.9
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2025.

The following tables reconcile the Company’s segment adjusted gross margin results for the three months ended May 31, 2024 to consolidated U.S. GAAP results:

	For the Three Months Ended May 31, 2024
	(in millions)
	QNX	Secure Communications	Licensing	Segment Totals	Reconciling Items	Consolidated U.S. GAAP
Revenue	$53.2	$64.2	$6.0	$123.4	$—	$123.4
Cost of sales	9.5	21.8	1.4	32.7	0.7	33.4
Gross margin (1)	$43.7	$42.4	$4.6	$90.7	$(0.7)	$90.0
Operating expenses					102.9	102.9
Investment income, net					4.0	4.0
Loss before income taxes						$(8.9)
______________________________
(1) See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2024.
The following table reconciles total segment adjusted EBITDA for the three months ended May 31, 2025 and May 31, 2024 to the Company’s consolidated totals:

	Three Months Ended
	May 31, 2025	May 31, 2024
Total Segment Adjusted EBITDA	$26.1	$22.9
Adjustments (1):
Stock compensation expense	5.7	6.2
Restructuring charges	2.9	7.3
Less:
Corporate general and administrative expense	9.7	12.4
Amortization	5.7	6.4
Impairment of long-lived assets	0.1	3.5
Investment income	(2.9)	(4.0)
Consolidated income (loss) from continuing operations before income taxes	$4.9	$(8.9)
______________________________
(1) The CODM reviews segment information on an adjusted EBITDA basis, which excludes certain amounts as described below:
Stock compensation expenses - Equity compensation is a non-cash expense and does not impact the ongoing operating decisions taken by the Company’s management.
Restructuring charges - Restructuring charges relate to employee termination benefits, facilities, streamlining many of the Company’s centralized corporate functions into Secure Communications and QNX specific teams, and other costs pursuant to programs to reduce the Company’s annual expenses amongst R&D, infrastructure and other functions and do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
Financial Highlights
The Company had $381.9 million in cash, cash equivalents and investments as of May 31, 2025 (February 28, 2025 - $410.3 million).
In the first quarter of fiscal 2026, the Company recognized revenue of $121.7 million and net income of $1.9 million, or $0.00 basic and diluted earnings per share, on a U.S. GAAP basis (first quarter of fiscal 2025 - revenue of $123.4 million and net loss of $41.4 million, or $0.07 basic and diluted loss per share).

The Company recognized adjusted net income of $12.3 million, and adjusted earnings of $0.02 per share, on a non-GAAP basis in the first quarter of fiscal 2026 (first quarter of fiscal 2025 - adjusted net loss of $14.3 million, and adjusted loss of 0.02 per share). See “Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On June 24, 2025, the Company announced financial results for the three months ended May 31, 2025, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted corporate operating costs, adjusted corporate operating costs excluding amortization, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted segment EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP financial measures and non-GAAP ratios provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and are useful in helping management and readers understand the Company’s operating results and underlying operational trends. Non-GAAP financial measures and non-GAAP ratios exclude certain amounts as described below:
•Restructuring charges. The Company believes that restructuring charges relating to employee termination benefits, facilities, streamlining many of the Company’s centralized corporate functions into Secure Communications and QNX specific teams, and other costs pursuant to programs to reduce the Company’s annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended May 31, 2025 and May 31, 2024
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted corporate operating costs, adjusted corporate operating costs excluding amortization, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income (loss), adjusted EBITDA, adjusted segment EBITDA, adjusted operating income (loss) margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended May 31, 2025 and May 31, 2024 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2025	May 31, 2024
Gross margin	$90.3	$90.0
Stock compensation expense	0.5	0.7
Adjusted gross margin	$90.8	$90.7

Gross margin %	74.2%	72.9%
Stock compensation expense	0.4%	0.6%
Adjusted gross margin %	74.6%	73.5%
Reconciliation of U.S. GAAP operating expense for the three months ended May 31, 2025, February 28, 2025 and May 31, 2024 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2025	February 28, 2025	May 31, 2024
Operating expense	$88.3	$112.1	$102.9
Restructuring charges	2.9	11.4	7.3
Stock compensation expense	5.2	3.9	5.5
Acquired intangibles amortization	1.7	1.7	1.8
LLA impairment charge	0.1	4.9	3.5
Litigation settlement	—	2.8	—
Adjusted operating expense	$78.4	$87.4	$84.8
Reconciliation of U.S. GAAP corporate operating costs for the three months ended May 31, 2025 and May 31, 2024 to adjusted corporate operating costs excluding amortization is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2025	May 31, 2024
Corporate operating costs	$14.9	$25.4
Restructuring charges	2.9	7.3
Stock compensation expense	1.9	1.3
LLA impairment charge	—	3.5
Adjusted corporate operating costs	10.1	13.3
Amortization	0.4	0.9
Adjusted corporate operating costs excluding amortization	$9.7	$12.4

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended May 31, 2025 and May 31, 2024 to adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	May 31, 2025		May 31, 2024
		Basic earnings per share		Basic loss per share
Net income (loss)	$1.9	$0.00	$(41.4)	$(0.07)
Restructuring charges	2.9		7.3
Stock compensation expense	5.7		7.7
Acquired intangibles amortization	1.7		8.6
LLA impairment charge	0.1		3.5
Adjusted net income (loss)	$12.3	$0.02	$(14.3)	$(0.02)
Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the three months ended May 31, 2025 and May 31, 2024 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2025	May 31, 2024
Research and development	$25.0	$30.6
Stock compensation expense	1.3	1.8
Adjusted research and development expense	$23.7	$28.8

Sales and marketing	$28.7	$23.8
Stock compensation expense	1.4	0.8
Adjusted sales and marketing expense	$27.3	$23.0

General and administrative	$30.5	$40.3
Restructuring charges	2.9	7.3
Stock compensation expense	2.5	2.9
Adjusted general and administrative expense	$25.1	$30.1

Amortization	$4.0	$4.7
Acquired intangibles amortization	1.7	1.8
Adjusted amortization expense	$2.3	$2.9

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended May 31, 2025 and May 31, 2024 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Three Months Ended (in millions)	May 31, 2025	May 31, 2024
Operating income (loss)	$2.0	$(12.9)
Non-GAAP adjustments to operating income (loss)
Restructuring charges	2.9	7.3
Stock compensation expense	5.7	6.2
Acquired intangibles amortization	1.7	1.8
LLA impairment charge	0.1	3.5
Total non-GAAP adjustments to operating income (loss)	10.4	18.8
Adjusted operating income	12.4	5.9
Amortization	5.7	6.4
Acquired intangibles amortization	(1.7)	(1.8)
Adjusted EBITDA	$16.4	$10.5

Revenue	$121.7	$123.4
Adjusted operating income margin % (1)	10.2%	4.8%
Adjusted EBITDA margin % (2)	13.5%	8.5%
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
Reconciliation of U.S. GAAP net cash used in operating activities for the three months ended May 31, 2025 and May 31, 2024 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2025	May 31, 2024
Net cash used in operating activities	$(18.0)	$(15.1)
Acquisition of property, plant and equipment	(0.9)	(1.4)
Free cash usage	$(18.9)	$(16.5)
Key Metrics
The Company regularly monitors a number of financial and operating metrics, including the following key metrics, in order to measure the Company’s current performance and estimated future performance. Readers are cautioned that Secure Communications annual recurring revenue (“ARR”) and Secure Communications dollar-based net retention rate (“DBNRR”) do not have any standardized meaning and are unlikely to be comparable to similarly titled measures reported by other companies.
Comparative breakdowns of certain key metrics for the three months ended or as at May 31, 2025 and May 31, 2024 are set forth below.

For the Three Months Ended (in millions)	May 31, 2025	May 31, 2024	Change
Secure Communications Annual Recurring Revenue	$209	$211	$(2)
Secure Communications Dollar-Based Net Retention Rate	92%	93%	(1%)

Secure Communications Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Secure Communications business.
Secure Communications ARR was approximately $209 million as at May 31, 2025 and increased compared to $208 million as at February 28, 2025 and decreased compared to $211 million as at May 31, 2024.
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
Secure Communications DBNRR was 92% as at May 31, 2025 and decreased compared to 93% as at February 28, 2025 and 93% as at May 31, 2024.
Results of Operations - Three months ended May 31, 2025 compared to the three months ended May 31, 2024
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	May 31, 2025	May 31, 2024	Change
Revenue by Segment
QNX	$57.5	$53.2	$4.3
Secure Communications	59.5	64.2	(4.7)
Licensing	4.7	6.0	(1.3)
	$121.7	$123.4	$(1.7)

% Revenue by Segment
QNX	47.2%	43.1%
Secure Communications	48.9%	52.0%
Licensing	3.9%	4.9%
	100.0%	100.0%
QNX
The increase in QNX revenue of $4.3 million was primarily due to an increase of $3.4 million in development seat revenue, an increase of $1.7 million in royalty revenue and an increase of $1.2 million in BlackBerry Radar revenue, partially offset by a decrease of $2.0 million in professional services.
The Company previously stated that it expected QNX revenue to be in the range of $51 million to $55 million in the first quarter of fiscal 2026. QNX revenue in the first quarter of fiscal 2026 was $57.5 million due to better than expected development seat revenue.
The Company expects QNX revenue to be in the range of $55 million to $60 million in the second quarter of fiscal 2026.
Secure Communications
The decrease in Secure Communications revenue of $4.7 million was primarily due to a decrease of $3.0 million in Secusmart product revenue and a decrease of $2.7 million in BlackBerry UEM product revenue, partially offset by an increase of $1.0 million in professional services and an increase of $0.5 million in BlackBerry AtHoc.
The Company previously stated that it expected Secure Communications revenue to be in the range of $50 million to $54 million in the first quarter of fiscal 2026. Secure Communications revenue in the first quarter of fiscal 2026 was $59.5 million primarily due to a stronger than expected Secusmart product revenue.

The Company previously stated that it expected Secure Communications revenue to be in the range of $230 million to $240 million in fiscal 2026. The Company now expects Secure Communications revenue to be in the range of $234 million to $244 million in fiscal 2026 due to stronger than expected performance in the first quarter of the fiscal year and an increase in the pipeline of opportunities.
The Company expects Secure Communications revenue to be in the range of $54 million to $59 million in the second quarter of fiscal 2026.
Licensing
The decrease in Licensing revenue of $1.3 million was primarily due to a decrease in revenue from the Company’s existing intellectual property licensing arrangements.
The Company previously stated that it expected Licensing revenue to be approximately $6 million in each of the four quarters of fiscal 2026. Licensing revenue in the first quarter of fiscal 2026 was $4.7 million due to the reason stated above.
The Company continues to expect Licensing revenue of $6 million in the second quarter of fiscal 2026.
Total BlackBerry Revenue
The Company previously stated that it expected total BlackBerry revenue to be approximately $107 million to $115 million in the first quarter of fiscal 2026. Total BlackBerry revenue was $121.7 million in the first quarter of fiscal 2026, better than expected due to the reasons noted above in “Revenue by Segment”.
The Company expects total BlackBerry revenue to be in the range of $115 million to $125 million in the second quarter of fiscal 2026.
The Company previously stated that it expected total BlackBerry revenue to be in the range of $504 million to $534 million in fiscal 2026. The Company now expects total BlackBerry revenue to be in the range of $508 million to $538 million in fiscal 2026 due to the change in expectation for Secure Communications revenue stated above.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	May 31, 2025	May 31, 2024	Change
Revenue by Geography
North America	$54.8	$56.2	$(1.4)
Europe, Middle East and Africa	42.5	43.7	(1.2)
Other regions	24.4	23.5	0.9
	$121.7	$123.4	$(1.7)

% Revenue by Geography
North America	45.0%	45.5%
Europe, Middle East and Africa	34.9%	35.4%
Other regions	20.1%	19.1%
	100.0%	100.0%
North America Revenue
The decrease in North America revenue of $1.4 million was primarily due to a decrease of $2.2 million in QNX royalty revenue, a decrease of $2.1 million in BlackBerry UEM product revenue and a decrease of $0.7 million in professional services, partially offset by an increase of $2.9 million in QNX development seat revenue and an increase of $1.0 million in BlackBerry Radar.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $1.2 million was primarily due to a decrease of $2.9 million relating to Secusmart product revenue, a decrease of $0.5 million in professional services and a decrease of $0.3 million in BlackBerry UEM product revenue, partially offset by an increase of $2.0 million in QNX royalty revenue and an increase of $0.7 million in QNX development seat revenue.

Other Regions Revenue
The increase in Other regions revenue of $0.9 million was primarily due to an increase of $1.9 million in QNX royalty revenue, partially offset by a decrease of $0.5 million in BlackBerry UEM product revenue and a decrease of $0.3 million in professional services.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $0.3 million to $90.3 million in the first quarter of fiscal 2026 (first quarter of fiscal 2025 - $90.0 million). The increase was primarily due to an increase in revenue from QNX due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in revenue from Secure Communications and Licensing revenue, as the cost of sales for most software and services products does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 1.3% to 74.2% in the first quarter of fiscal 2026 ((first quarter of fiscal 2025 -72.9%). The increase was primarily due to a change in mix specifically a higher gross margin contribution from QNX.
Gross Margin and Adjusted EBITDA by Segment
See “First Quarter Fiscal 2026 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	QNX			Secure Communications			Licensing			Segment Totals
	May 31,		Change	May 31,		Change	May 31,		Change	May 31,		Change
	2025	2024		2025	2024		2025	2024		2025	2024
Segment revenue	$57.5	$53.2	$4.3	$59.5	$64.2	$(4.7)	$4.7	$6.0	$(1.3)	$121.7	$123.4	$(1.7)
Segment cost of sales	11.2	9.5	1.7	18.1	21.8	(3.7)	1.6	1.4	0.2	30.9	32.7	(1.8)
Segment gross margin	$46.3	$43.7	$2.6	$41.4	$42.4	$(1.0)	$3.1	$4.6	$(1.5)	$90.8	$90.7	$0.1
Segment gross margin %	81%	82%	(1%)	70%	66%	4%	66%	77%	(11%)	75%	74%	1%
Segment research and development	12.4	16.4	(4.0)	11.3	12.3	(1.0)	—	—	—	23.7	28.7	(5.0)
Segment sales and marketing	13.3	10.7	2.6	13.6	12.2	1.4	—	—	—	26.9	22.9	4.0
Segment general and administrative	8.6	8.2	0.4	7.5	9.6	(2.1)	1.6	2.1	(0.5)	17.7	19.9	(2.2)
Less amortization included in the above	0.7	0.5	0.2	0.6	1.0	(0.4)	2.3	2.2	0.1	3.6	3.7	(0.1)
Segment adjusted EBITDA	$12.7	$8.9	$3.8	$9.6	$9.3	$0.3	$3.8	$4.7	$(0.9)	$26.1	$22.9	$3.2
QNX
The increase in QNX gross margin of $2.6 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in QNX gross margin percentage of 1% was primarily due to an increase in cost of sales related to BlackBerry Radar hardware devices.
The increase in QNX adjusted EBITDA of $3.8 million was primarily due to the reasons discussed above in “Revenue by Segment” and a benefit from claims filed with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) program’s investment in QNX.

The Company previously stated that it expected QNX adjusted EBITDA to be in the range of $2 million to $6 million in the first quarter of fiscal 2026. QNX adjusted EBITDA was $12.7 million in the first quarter of fiscal 2026 due to the reasons discussed above.
The Company expects QNX adjusted EBITDA to be in the range of $10 million to $13 million in the second quarter of fiscal 2026.
Secure Communications
The decrease in Secure Communications gross margin of $1.0 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The increase in Secure Communications gross margin percentage of 4% was primarily due to a change in mix, specifically an increased gross margin contribution from Secusmart software licenses.
The increase in Secure Communications adjusted EBITDA of $0.3 million was primarily due to a decrease in salaries and benefits expense, partially offset by a decrease in revenue due to the reasons discussed above in “Revenue by Segment”.
The Company previously stated that it expected Secure Communications adjusted EBITDA to be in the range of $3 million to $6 million in the first quarter of fiscal 2026. Secure Communications adjusted EBITDA was $9.6 million in the first quarter of fiscal 2026 due to revenue exceeding the top end of the Company’s expected range.
The Company previously stated that it expected Secure Communications adjusted EBITDA to be in the range of $34 million to $44 million in fiscal 2026. The Company now expects Secure Communications adjusted EBITDA to be in the range of $37 million to $47 million in fiscal 2026 due to stronger than expected performance in the first quarter of the fiscal year and an increase in the pipeline of opportunities.
The Company expects Secure Communications adjusted EBITDA to be in the range of $3 million to $6 million in the second quarter of fiscal 2026.
Licensing
The decrease in Licensing gross margin of $1.5 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in Licensing gross margin percentage of 11% was due to the same reason discussed above.
The decrease in Licensing adjusted EBITDA of $0.9 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in legal expense.
The Company previously stated that it expected Licensing adjusted EBITDA to be approximately $20 million in fiscal 2026 and to be approximately $5 million in each of the four quarters of fiscal 2026. Licensing adjusted EBITDA was $3.8 million in the first quarter of fiscal 2026.
The Company expects Licensing adjusted EBITDA to be approximately $5 million in the second quarter of fiscal 2026.

Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expenses for the quarter ended May 31, 2025, compared to the quarter ended February 28, 2025 and the quarter ended May 31, 2024. The Company believes it is meaningful to provide a sequential comparison between the first quarter of fiscal 2026 and the fourth quarter of fiscal 2025.

	For the Three Months Ended (in millions)
	May 31, 2025	February 28, 2025	May 31, 2024
Revenue	$121.7	$141.7	$123.4
Operating expenses
Research and development	25.0	23.2	30.6
Sales and marketing	28.7	27.1	23.8
General and administrative	30.5	50.0	40.3
Amortization	4.0	4.1	4.7
Impairment of long-lived assets	0.1	4.9	3.5
Litigation settlement	—	2.8	—
Total	$88.3	$112.1	$102.9

Operating Expenses as % of Revenue
Research and development	20.5%	16.4%	24.8%
Sales and marketing	23.6%	19.1%	19.3%
General and administrative	25.1%	35.3%	32.7%
Amortization	3.3%	2.9%	3.8%
Impairment of long-lived assets	0.1%	3.5%	2.8%
Litigation settlement	—%	2.0%	—%
Total	72.6%	79.1%	83.4%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2025, February 28, 2025 and May 31, 2024.
U.S. GAAP Operating Expenses
Operating expenses decreased by $23.8 million sequentially, or 21.2%, in the first quarter of fiscal 2026, compared to the fourth quarter of fiscal 2025 primarily due to a decrease of $8.5 million in restructuring costs, a decrease of $5.5 million in credit loss provision, a decrease of $5.0 million in the Company’s deferred share unit costs, a decrease of $4.8 million in impairment of long-lived asset impairment, and a decrease of $2.8 million in litigation settlement, partially offset by an increase of $2.9 million in variable incentive plan costs.
Operating expenses decreased by $14.6 million year-over-year, or 14.2%, in the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025 primarily due to a decrease of $4.4 million in restructuring costs, an increase in benefits of $4.5 million from SIF claims filed, a decrease of $3.4 million in impairment of long-lived asset impairment, a decrease of $2.0 million in variable incentive plan costs and a decrease of $1.5 million in the Company’s deferred share unit costs, partially offset by an increase of $1.1 million in sales incentive plan costs.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $9.0 million sequentially, or 10.3%, to $78.4 million in the first quarter of fiscal 2026 compared to $87.4 million in the fourth quarter of fiscal 2025. The decrease was primarily due to a decrease of $5.5 million in credit loss provision and a decrease of $5.0 million in the Company’s deferred share unit costs, partially offset by an increase of $2.9 million in variable incentive plan costs.
Adjusted operating expenses decreased by $6.4 million year-over-year, or 7.5%, to $78.4 million in the first quarter of fiscal 2026, compared to $84.8 million in the first quarter of fiscal 2025. The decrease was primarily due to an increase in benefits of $4.5 million from SIF claims filed, a decrease of $2.0 million in variable incentive plan costs and a decrease of $1.5 million in the Company’s deferred share unit costs, partially offset by an increase of $1.1 million in sales incentive plan costs.

Adjusted Corporate operating costs is defined as the portion of the Company’s total adjusted operating costs that is not attributable to any of the three operating segments.
The Company previously stated that it expected adjusted Corporate operating costs to be approximately $10 million in the first quarter of fiscal 2026. Adjusted Corporate operating costs including amortization was $10.1 million and adjusted Corporate operating costs excluding amortization was $9.7 million in the first quarter of fiscal 2026.
The Company expects adjusted Corporate operating costs excluding amortization to be approximately $10 million in the second quarter of fiscal 2026 and approximately $40 million in fiscal 2026 as a whole.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $5.6 million, or 18.3%, in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 primarily due to an increase in benefits of $4.5 million from SIF claims filed and a decrease of $1.0 million in salaries and benefits expense.
Adjusted research and development expenses decreased by $5.1 million, or 17.7%, to $23.7 million in the first quarter of fiscal 2026 compared to $28.8 million the first quarter of fiscal 2025, primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses increased by $4.9 million, or 20.6%, in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, primarily due to an increase of $1.9 million in salaries and benefits expense, an increase of $1.1 million in sales incentive plan costs and an increase of $1.1 million in marketing expense.
Adjusted sales and marketing expenses increased by $4.3 million, or 18.7%, to $27.3 million in the first quarter of fiscal 2026 compared to $23.0 million in the first quarter of fiscal 2025. The increase was primarily due to the same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $9.8 million, or 24.3%, in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The decrease was primarily due to a decrease of $4.4 million in restructuring costs, a decrease of $1.5 million in the Company’s deferred share unit costs, a decrease of $1.2 million in facilities cost and a benefit of $1.1 million relating to costs recovered under a transition service agreement related to the Company’s sale of Cylance in the fourth quarter of fiscal 2025.
Adjusted general and administrative expenses decreased by $5.0 million, or 16.6%, to $25.1 million in the first quarter of fiscal 2026 compared to $30.1 million in the first quarter of fiscal 2025. The decrease was primarily due to a decrease of $1.5 million in the Company’s deferred share unit costs, a decrease of $1.2 million in facilities cost and a benefit of $1.1 million from expenses recovered under the transition service agreement mentioned above.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended May 31, 2025 compared to the quarter ended May 31, 2024. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	May 31, 2025	May 31, 2024	Change
Property, plant and equipment	$1.4	$2.0	$(0.6)
Intangible assets	2.6	2.7	(0.1)
Total	$4.0	$4.7	$(0.7)

	Included in Cost of Sales
	May 31, 2025	May 31, 2024	Change
Property, plant and equipment	$0.1	$0.2	$(0.1)
Intangible assets	1.6	1.5	0.1
Total	$1.7	$1.7	$—
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $0.7 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $0.6 million to $2.3 million in the first quarter of fiscal 2026 compared to $2.9 million in the first quarter of fiscal 2025 primarily due to the lower cost base of assets.
Amortization included in Cost of Sales
Amortization expense relating to certain intangible assets employed in the Company’s licensing operations was $1.7 million in the first quarter of fiscal 2026 and was consistent with the first quarter of fiscal 2025.
Investment Income, Net
Investment income, net, which includes the interest expense from the Notes, was $2.9 million in the first quarter of fiscal 2026 and decreased by $1.1 million from investment income, net of $4.0 million in the first quarter of fiscal 2025. The decrease was primarily due to a decrease in interest income on significant financing components within certain revenue contracts with customers, partially offset by a higher yield on cash and investments.
Income Taxes
For the first quarter of fiscal 2026, the Company’s net effective income tax expense rate was approximately 61.2% (first quarter of fiscal 2025 - net effective income tax expense rate of approximately 22.5%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (Loss)
The Company’s net income for the first quarter of fiscal 2026 was $1.9 million, or $0.00 basic and diluted earnings per share on a U.S. GAAP basis (first quarter of fiscal 2025 - net loss $41.4 million, or $0.07 basic and diluted loss per share). The period over period change of $43.3 million was primarily due to a decrease in operating expenses, as described above in “Operating Expenses” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by a decrease in revenue, as described above in “Revenue by Segment”.
Adjusted net income was $12.3 million in the first quarter of fiscal 2026, or $0.02 adjusted basic earnings per share (first quarter of fiscal 2025 - adjusted net loss of $14.3 million, or 0.02 adjusted basic loss per share). The increase in adjusted net income of $26.6 million was primarily due to the same reasons described above on a U.S. GAAP basis.

The Company previously stated that it expected adjusted EBITDA to be in the range of break-even to $7 million in the first quarter of fiscal 2026. Adjusted EBITDA was $16.4 million in the first quarter of fiscal 2026 due to QNX and Secure Communications exceeding the top end of their expected ranges.
The Company previously stated that it expected non-GAAP EPS to be in the range of ($0.01) to breakeven in the first quarter of fiscal 2026. Non-GAAP EPS was $0.02 in the first quarter of fiscal 2026 due to QNX and Secure Communications exceeding the top end of their expected ranges.
The Company previously stated that it expected operating cash usage to be in the range of $20 million to $30 million in the first quarter of fiscal 2026. Operating cash usage was $18.0 million in the first quarter of fiscal 2026.
The Company expects adjusted EBITDA to be in the range of $8 to $14 million in the second quarter of fiscal 2026. The Company previously stated that it expected adjusted EBITDA to be in the range of $69 million to $84 million in fiscal 2026 as a whole. The Company now expects adjusted EBITDA to be in the range of $72 million to $87 million in fiscal 2026 as a whole due to the change in expectation for Secure Communications adjusted EBITDA, as described above in “Gross Margin and Adjusted EBITDA by Segment”.
The Company expects non-GAAP EPS to be in the range of breakeven to $0.01 in the second quarter of fiscal 2026.
The Company expects operating cash usage to be in the range of $5 million to $15 million in the second quarter of fiscal 2026. The Company expects to generate positive operating cash flow in the second half of the fiscal year.

The Company does not provide a reconciliation of expected adjusted EBITDA and expected non-GAAP basic EPS for the second quarter of fiscal year 2026 to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges and impairment charges and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 596.3 million common shares for basic earnings per share and 600.8 million common shares for diluted earnings per share for the first quarter of fiscal 2026 (first quarter of fiscal 2025 - 589.8 million common shares for basic and diluted loss per share). The weighted average number of shares outstanding includes the cumulative effects of share repurchases pursuant to the NCIB (as defined below) during the quarter ended May 31, 2025.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $28.4 million to $381.9 million as at May 31, 2025 from $410.3 million as at February 28, 2025, primarily due to changes in working capital.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	May 31, 2025	February 28, 2025	Change
Cash and cash equivalents	$276.0	$266.7	$9.3
Restricted cash and cash equivalents	16.5	13.6	2.9
Short-term investments	30.6	71.1	(40.5)
Long-term investments (1)	58.8	58.9	(0.1)
Cash, cash equivalents, and investments	$381.9	$410.3	$(28.4)
______________________________
(1)Includes equity investments in private companies, including common shares of Arctic Wolf which are illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash.

The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	May 31, 2025	February 28, 2025	Change
Current assets	$533.2	$591.5	$(58.3)
Current liabilities	253.4	344.3	(90.9)
Working capital	$279.8	$247.2	$32.6
Current Assets
The decrease in current assets of $58.3 million at the end of the first quarter of fiscal 2026 from the end of the fourth quarter of fiscal 2025 was primarily due to a decrease of $43.8 million in accounts receivable, net of allowance and a decrease of $40.5 million in short term investments, partially offset by an increase of $13.3 million in other current assets, an increase of $9.3 million in cash and cash equivalents, an increase of $3.3 million in other receivables and an increase of $0.1 million in income taxes receivable.
At May 31, 2025, accounts receivable, net of allowance was $129.9 million, a decrease of $43.8 million from February 28, 2025. The decrease was primarily due to the collection of a significant receivable from the Government of Malaysia and lower revenue recognized over the three months ended May 31, 2025 compared to the three months ended February 28, 2025, partially offset by a reclassification from long-term receivable to accounts receivable and an increase in days sales outstanding to 115 days at the end of the first quarter of fiscal 2026 from 102 days at the end of the fourth quarter of fiscal 2025.
At May 31, 2025, other current assets were $43.3 million, an increase of $13.3 million from February 28, 2025. The increase was primarily due to an increase of $8.2 million in prepaid professional services, an increase of $1.9 million in prepaid rent, an increase of $1.6 million in prepaid software, an increase of $0.8 million in deferred commissions and an increase of $0.7 million in prepaid insurance.
At May 31, 2025, other receivables were $51.7 million, an increase of $3.3 million from February 28, 2025. The increase was primarily due to an increase of $3.1 million in SIF claims.
At May 31, 2025, income taxes receivable were $1.7 million, an increase of $0.1 million from February 28, 2025. The increase was primarily due to tax installments and prepayments required in certain taxable jurisdictions.
Current Liabilities
The decrease in current liabilities of $90.9 million at the end of the first quarter of 2026 from the end of the fourth quarter of fiscal 2025 was primarily due to a decrease of $42.9 million in accrued liabilities, a decrease of $25.9 million in accounts payable and a decrease of $25.2 million in deferred revenue, current, partially offset by an increase of $3.1 million in income taxes payable.
Accrued liabilities were $83.3 million at the end of the first quarter of 2026, reflecting a decrease of $42.9 million compared to February 28, 2025, which was primarily due to a decrease of $22.9 million in variable incentive plan accrual, a decrease of $4.2 million in restructuring cost accrual, a decrease of $3.8 million in legal costs accrual, a decrease of $2.9 million in output VAT accrual, a decrease of $2.9 million in operating lease liability, current and a decrease of $2.7 million in deferred share unit liability.
Accounts payable were $5.2 million, reflecting a decrease of $25.9 million from February 28, 2025, which was primarily due to the timing of payments.
Deferred revenue, current was $136.3 million, which reflects a decrease of $25.2 million compared to February 28, 2025 that was attributable to a decrease of $19.4 million in deferred revenue, current related to BlackBerry UEM, a decrease of $4.4 million in deferred revenue, current related to BlackBerry AtHoc, and a decrease of $1.4 million in deferred revenue, current related to QNX.
Income taxes payable were $28.6 million, reflecting an increase of $3.1 million from February 28, 2025, which was primarily due to changes in the quarterly tax provision.

Cash flows for the three months ended May 31, 2025 compared to the three months ended May 31, 2024 were as follows:

	For the Three Months Ended
	(in millions)
	May 31, 2025	May 31, 2024	Change
Net cash flows provided by (used in):
Operating activities	$(18.0)	$(15.1)	$(2.9)
Investing activities	38.5	(27.2)	65.7
Financing activities	(8.8)	1.5	(10.3)
Effect of foreign exchange loss on cash and cash equivalents	0.5	—	0.5
Net increase (decrease) in cash and cash equivalents	$12.2	$(40.8)	$53.0
Operating Activities
The increase in net cash flows used in operating activities of $2.9 million primarily reflects the changes in working capital.
Investing Activities
During the three months ended May 31, 2025, cash flows provided by investing activities were $38.5 million and included cash provided by transactions involving the acquisition of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $40.6 million, offset by cash used in the acquisition of intangible assets of $1.2 million and the acquisition of property, plant and equipment of $0.9 million. For the same period in the prior fiscal year, cash flows used in investing activities were $27.2 million and included cash used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $24.4 million, offset by cash used in the acquisition of intangible assets of $1.5 million, the acquisition of property, plant and equipment $1.4 million, and the proceeds on sale of property, plant and equipment of $0.1 million.
Financing Activities
The increase in cash flows used in financing activities was $10.3 million for the first three months of fiscal 2026 primarily due to a repurchase of common shares of $10.0 million pursuant to the NCIB and a decrease of $0.3 million in common shares issued upon the exercise of stock options and under the employee share purchase plan.
On May 8, 2025, the Company announced that it received acceptance from the Toronto Stock Exchange with respect to a normal course issuer bid to purchase for cancellation up to 27,855,153 common shares of the Company, or approximately 4.7% of the outstanding public float at May 5, 2025. The NCIB commenced on May 12, 2025, and will terminate on the earliest of May 11, 2026, such date as the Company may determine, or the date on which the maximum number of common shares that may be purchased under the NCIB has been reached. The Company is not obligated to repurchase any common shares under the NCIB. During the three months ended May 31, 2025, the Company repurchased 2.6 million common shares at a cost of $10.0 million.
Debt Financing and Other Funding Sources
See Note 6 to the Consolidated Financial Statements for a description of the Company’s $200 million aggregate principal amount of 3.00% senior convertible unsecured notes issued in January 2024 (the “Notes”).
The Company has $13.5 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were $381.9 million as at May 31, 2025. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.

Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at May 31, 2025:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$43.1	$15.3	$27.8
Purchase obligations and commitments	59.2	59.2	—
Debt interest and principal payments	224.0	6.0	218.0
Total	$326.3	$80.5	$245.8
Total contractual and other obligations as at May 31, 2025 increased by $13.5 million as compared to the February 28, 2025 balance of $312.8 million, which was attributable to an increase in purchase obligations and commitments, partially offset by a decrease in operating lease obligations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2026 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2025, approximately 9% of cash and cash equivalents, 18% of accounts receivables and 84% of accounts payable were denominated in foreign currencies (February 28, 2025 – 19.0%, 29% and 71%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at May 31, 2025 (after hedging activities), the impact to the Company would be immaterial.
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

Interest Rate
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company also has outstanding Notes with a fixed interest rate, as described in Note 6 to the Consolidated Financial Statements. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at May 31, 2025 was $6.0 million (February 28, 2025 - $6.6 million). There were two customers that comprised more than 10% of accounts receivable as at May 31, 2025 (February 28, 2025 - two customers that comprised more than 10%). During the first quarter of fiscal 2026, the percentage of the Company’s receivable balance that was past due decreased by 11.2% compared to the fourth quarter of fiscal 2025. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 13% of the Company’s revenue in the three months ended May 31, 2025 (three months ended May 31, 2024 - one customer that comprised 13% of the Company’s revenue).
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
ITEM 4. CONTROLS AND PROCEDURES
As of May 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended May 31, 2025, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2025 - March 31, 2025	0	N/A	N/A	N/A
April 1, 2025 - April 30, 2025	0	N/A	N/A	N/A
May 1, 2025 - May 31, 2025	2,569,959	$3.89	2,569,959	25,285,194
On May 8, 2025, the Company announced the initiation of a normal course issuer bid (“NCIB”) share buyback program, which was approved by the Toronto Stock Exchange. The program allows for the repurchase of up to 27,855,153 of the Company’s common shares, representing approximately 4.7% of the outstanding public float as of the close of business on May 5, 2025.
The NCIB commenced on May 12, 2025, and will terminate on the earliest of May 11, 2026, such date as the Company may determine, or the date on which the maximum number of common shares that may be purchased under the NCIB has been reached.
Purchases under the NCIB may be made through the Toronto Stock Exchange, other Canadian stock exchanges, the New York Stock Exchange, and/or alternative trading systems in Canada and the United States. Subject to regulatory approval, purchases may also be made by the Company by way of private agreements or share repurchase programs under issuer bid exemption orders issued by securities regulatory authorities.
Any common shares purchased through the NCIB will be cancelled.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended May 31, 2025, neither the Company or any of its officers or directors adopted or terminated trading arrangements for the sale of the Company’s common shares.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1††
Employment agreement amendment with John Giamatteo, dated as of April 1, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38232) filed with the SEC on April 1, 2025

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
______________________________
* Filed herewith
† Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K
†† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BLACKBERRY LIMITED

Date: June 25, 2025	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Tim Foote
	Name:	Tim Foote
	Title:	Chief Financial Officer