Form 10-Q
period 2025-11-30
BLACKBERRY Ltd
filed 2025-12-19
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025

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
Yes ☐   No  ☒

The registrant had 590,147,550 common shares issued and outstanding as of December 16, 2025.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	November 30, 2025	February 28, 2025
Assets
Current
Cash and cash equivalents (note 3)	$270.3	$266.7
Short-term investments (note 3)	33.9	71.1
Accounts receivable, net of allowance of $5.7 and $6.6, respectively (note 4)	149.5	173.7
Other receivables (note 4)	48.7	48.4
Income taxes receivable	2.4	1.6
Other current assets (note 4)	38.4	30.0
	543.2	591.5
Restricted cash and cash equivalents (note 3)	14.0	13.6
Long-term investments (note 3)	59.3	58.9
Other long-term assets (note 4)	53.7	76.5
Operating lease right-of-use assets, net	17.7	22.0
Property, plant and equipment, net (note 4)	11.7	13.4
Intangible assets, net (note 4)	40.7	47.3
Goodwill (note 4)	478.1	472.4
	$1,218.4	$1,295.6
Liabilities
Current
Accounts payable	$13.4	$31.1
Accrued liabilities (note 4)	106.1	126.2
Income taxes payable (note 5)	12.5	25.5
Deferred revenue, current (note 11)	121.3	161.5
	253.3	344.3
Deferred revenue, non-current (note 11)	4.8	5.6
Operating lease liabilities	21.2	28.7
Other long-term liabilities	1.8	1.8
Long-term notes (note 6)	196.2	195.3
	477.3	575.7
Commitments and contingencies (note 10)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 590,392,106 voting common shares (February 28, 2025 - 596,230,655)	2,953.8	2,976.4
Deficit	(2,199.6)	(2,237.3)
Accumulated other comprehensive loss (note 9)	(13.1)	(19.2)
	741.1	719.9
	$1,218.4	$1,295.6
See notes to consolidated financial statements.

On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended November 30, 2025
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2025	$2,951.3	$(2,214.2)	$(12.0)	$725.1
Net income	—	13.7	—	13.7
Other comprehensive loss	—	—	(1.1)	(1.1)
Stock-based compensation	6.1	—	—	6.1
Share repurchase	(4.9)	0.9	—	(4.0)
Shares issued:
Employee share purchase plan	1.3	—	—	1.3
Balance as at November 30, 2025	$2,953.8	$(2,199.6)	$(13.1)	$741.1

	Three Months Ended November 30, 2024
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at August 31, 2024	2,964.0	(2,219.4)	(12.5)	$732.1
Net loss	—	(10.5)	—	(10.5)
Other comprehensive loss	—	—	(4.5)	(4.5)
Stock-based compensation	6.5	—	—	6.5
Shares issued:
Employee share purchase plan	1.6	—	—	1.6
Balance as at November 30, 2024	$2,972.1	$(2,229.9)	$(17.0)	$725.2

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended November 30, 2025
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2025	$2,976.4	$(2,237.3)	$(19.2)	$719.9
Net income	—	28.9	—	28.9
Other comprehensive income	—	—	6.1	6.1
Stock-based compensation (note 7)	17.7	—	—	17.7
Share repurchase (note 7)	(42.8)	8.8	—	(34.0)
Shares issued:
Employee share purchase plan (note 7)	2.5	—	—	2.5
Balance as at November 30, 2025	$2,953.8	$(2,199.6)	$(13.1)	$741.1

	Nine Months Ended November 30, 2024
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 29, 2024	2,947.7	(2,158.3)	(14.3)	775.1
Net loss	—	(71.6)	—	(71.6)
Other comprehensive loss	—	—	(2.7)	(2.7)
Stock-based compensation	21.3	—	—	21.3
Shares issued:				—
Employee share purchase plan	3.1	—	—	3.1
Balance as at November 30, 2024	$2,972.1	$(2,229.9)	$(17.0)	$725.2

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Revenue (note 11)	$141.8	$143.6	$393.1	$393.2
Cost of sales	31.9	31.4	96.3	102.4
Gross margin	109.9	112.2	296.8	290.8

Operating expenses
Research and development	29.6	27.9	80.2	85.6
Sales and marketing	29.3	23.4	82.4	68.5
General and administrative	36.1	36.4	98.1	109.5
Amortization	2.4	4.4	9.5	13.7
Impairment of long-lived assets (note 3)	0.6	0.6	1.2	4.7
	98.0	92.7	271.4	282.0
Operating income	11.9	19.5	25.4	8.8
Investment income (loss), net (note 3 and note 6)	2.9	(0.6)	7.7	6.1
Income before income tax	14.8	18.9	33.1	14.9
Provision for income taxes (note 5)	1.1	6.6	4.2	15.6
Income (loss) from continuing operations	13.7	12.3	28.9	(0.7)
Loss from discontinued operations, net of tax (note 2)	—	(22.8)	—	(70.9)
Net income (loss)	$13.7	$(10.5)	$28.9	$(71.6)
Earnings (loss) per share (note 8)
Basic earnings per share from continuing operations	$0.02	$0.02	$0.05	$0.00
Total basic earnings (loss) per share	$0.02	$(0.02)	$0.05	$(0.12)

Diluted earnings per share from continuing operations	$0.02	$0.02	$0.05	$0.00
Total diluted earnings (loss) per share	$0.02	$(0.02)	$0.05	$(0.12)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Net income (loss)	$13.7	$(10.5)	$28.9	$(71.6)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net income (loss) from derivatives designated as cash flow hedges during the period, net of income taxes of nil for the three and nine months ended November 30, 2025 and November 30, 2024 (note 9)	(0.7)	(1.8)	1.5	(1.2)
Foreign currency translation adjustment	(0.4)	(2.7)	4.6	(1.5)
Other comprehensive income (loss)	(1.1)	(4.5)	6.1	(2.7)
Comprehensive income (loss)	$12.6	$(15.0)	$35.0	$(74.3)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)

Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30, 2025	November 30, 2024
Cash flows from operating activities
Net income (loss)	$28.9	$(71.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	14.3	39.0
Stock-based compensation	17.7	21.3
Impairment of long-lived assets (note 3)	1.2	4.7
Operating leases	(7.9)	(7.8)
Other	—	0.9
Net changes in working capital items
Accounts receivable, net of allowance	24.2	26.4
Other receivables	(0.3)	13.8
Income taxes receivable	(0.8)	(0.9)
Other assets	14.8	(23.7)
Accounts payable	(17.7)	(7.2)
Accrued liabilities	(16.2)	4.9
Income taxes payable	(13.0)	4.2
Deferred revenue	(41.0)	(29.1)
Net cash provided by (used in) operating activities	4.2	(25.1)
Cash flows from investing activities
Acquisition of long-term investments	—	(0.1)
Proceeds on sale, maturity or distribution from long-term investments	0.1	—
Acquisition of property, plant and equipment	(2.6)	(2.7)
Proceeds on sale of property, plant and equipment	—	0.1
Acquisition of intangible assets	(4.0)	(5.7)
Acquisition of short-term investments	(68.7)	(92.3)
Proceeds on sale or maturity of short-term investments	106.0	122.8
Net cash provided by investing activities	30.8	22.1
Cash flows from financing activities
Issuance of common shares	2.5	3.1
Common shares repurchased	(34.0)	—
Net cash provided by (used in) financing activities	(31.5)	3.1
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	0.5	(0.4)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	4.0	(0.3)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	280.3	200.5
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$284.3	$200.2
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2025 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and nine months ended November 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2026. The consolidated balance sheets at February 28, 2025 were derived from the audited Annual Financial Statements but do not contain all of the footnote disclosures from the Annual Financial Statements.
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on the topic of income taxes. The standard requires additional disclosure for income taxes. These requirements include: (i) requiring a public entity to disclose specific categories in the rate reconciliation; (ii) disclosure of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); (iii) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (iv) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received); (v) annual disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (vi) annual disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt this guidance in its annual reporting for fiscal 2026 on a prospective basis and is in the process of evaluating the new requirements. The adoption of ASU 2023-09 will expand the Company’s disclosures but is not expected to have a material impact on its consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05 to amend the guidance in “Financial Instruments—Credit Losses” (Topic 326). The update provides targeted improvements and clarifications related to the recognition and measurement of expected credit losses, particularly for off-balance-sheet credit exposures and certain practical expedients. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2027 and does not expect the adoption to have a material impact on its results of operations, financial position and disclosures.
In November 2025, the FASB issued ASU 2025-09 to amend the guidance in “Derivatives and Hedging” (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2028 and has not yet determined the impact on its results of operations, financial position and disclosures.
In December 2025, the FASB issued ASU 2025-10 to amend the guidance in “Government Grants” (Topic 832). The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2030 and has not yet determined the impact on its results of operations, financial position and disclosures.
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2029 and has not yet determined the impact on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2028 and does not expect the adoption to have a material impact on its results of operations, financial position and disclosures.
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
The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. The following table represents the financial results of Cylance for the three and nine months ended November 30, 2024:

	Three Months Ended	Nine Months Ended
	November 30, 2024	November 30, 2024
Revenue	$18.6	$59.8
Cost of sales	10.8	35.8
Gross margin	7.8	24.0

Operating expenses
Research and development	8.4	25.8
Sales and marketing	11.6	36.0
General and administrative	3.8	12.7
Amortization	6.8	20.4
	30.6	94.9
Operating loss	(22.8)	(70.9)
Provision for income taxes	—	—
Loss from discontinued operations, net of tax	$(22.8)	$(70.9)

Basic loss per share from discontinued operations	$(0.04)	$(0.12)
Diluted loss per share from discontinued operations	$(0.04)	$(0.12)
The discontinued operations had nil in acquisition of property, plant and equipment for the three and nine months ended November 30, 2024. The following table represents the amortization and stock-based compensation (representing the significant non-cash operating item) of the discontinued operations for the three and nine months ended November 30, 2024:

	Three Months Ended	Nine Months Ended
	November 30, 2024	November 30, 2024
Amortization	$6.8	$20.4
Stock based compensation	1.7	5.0
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
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately-held companies without readily determinable fair values in which the Company does not own a controlling interest or have significant influence. Investments in privately-held companies are recorded at fair value on a non-recurring basis. The fair value of non-marketable equity investments are classified within Level 3 when the Company estimates fair value using significant unobservable inputs such as when the investment is remeasured due to impairment or observable price changes in the equity of an investee resulting from an orderly transaction for identical or similar investments of the same issuer.
Impairment of Long-Lived Assets
During the three and nine months ended November 30, 2025, the Company recorded a pre-tax and after-tax impairment charge of $0.6 million and $1.2 million, respectively, relating to operating lease right-of-use (“ROU”) assets and property, plant and equipment associated with exiting certain leased facilities and the change in the extent or manner in which certain information technology assets are used (three and nine months ended November 30, 2024 - $0.6 million and $4.7 million, respectively). The impairment was determined by comparing the fair value of the impacted long-lived assets to the carrying value of the asset as of the impairment measurement date, as required under ASC 360, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. The fair value measurement of ROU impaired assets is classified as Level 3 of the fair value hierarchy.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level as at November 30, 2025 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$139.8	$—	$—	$139.8	$139.8	$—	$—	$—
Investments in privately-held companies	51.5	2.3	(1.2)	52.6	—	—	52.6	—
	191.3	2.3	(1.2)	192.4	139.8	—	52.6	—
Level 2:
Term deposits, and certificates of deposits	29.4	—	—	29.4	20.0	—	—	9.4
Bearer deposit notes	25.0	—	—	25.0	18.0	7.0	—	—
Commercial paper	84.7	—	—	84.7	53.2	26.9	—	4.6
Non-U.S. promissory notes	24.2	—	—	24.2	24.2	—	—	—
Non-U.S. treasury bills	15.1	—	—	15.1	15.1	—	—	—
	178.4	—	—	178.4	130.5	33.9	—	14.0
Level 3:
Investments in privately-held companies	2.4	4.3	—	6.7	—	—	6.7	—
	2.4	4.3	—	6.7	—	—	6.7	—
	$372.1	$6.6	$(1.2)	$377.5	$270.3	$33.9	$59.3	$14.0
______________________________
(1) Cost basis for investments in privately-held companies includes the effect of returns of capital and impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The components of cash, cash equivalents and investments by fair value level as at February 28, 2025 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$223.7	$—	$—	$223.7	$223.7	$—	$—	$—
Investments in privately-held companies	23.3	4.9	—	28.2	—	—	28.2	—
	247.0	4.9	—	251.9	223.7	—	28.2	—
Level 1:
Equity securities	10.0	—	(10.0)	—	—	—	—	—

Level 2:
Term deposits, and certificates of deposits	39.3	—	—	39.3	—	30.1	—	9.2
Bearer deposit notes	10.3	—	—	10.3	7.3	3.0	—	—
Commercial paper	55.5	—	—	55.5	27.8	27.7	—	—
Non-U.S. promissory notes	9.8	—	—	9.8	7.9	1.9	—	—
Non-U.S. government sponsored enterprise notes	9.3	—	—	9.3	—	4.9	—	4.4
Corporate notes/bonds	3.5	—	—	3.5	—	3.5	—	—
	127.7	—	—	127.7	43.0	71.1	—	13.6
Level 3:
Investments in privately-held companies	30.7	1.2	(1.2)	30.7	—	—	30.7	—
	$415.4	$6.1	$(11.2)	$410.3	$266.7	$71.1	$58.9	$13.6
______________________________
(1) Cost basis for investments in privately-held companies includes the effect of returns of capital and impairment.
As at November 30, 2025, the Company had non-marketable equity investments without readily determinable fair value of $59.3 million (February 28, 2025 - $58.9 million) including common shares of Arctic Wolf received as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf. During the three and nine months ended November 30, 2025, the Company recorded $1.8 million in upward adjustment to the carrying value of non-marketable equity investments without readily determinable fair value resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income, net on the Company’s consolidated statements of operations (three and nine months ended November 30, 2024 - downward adjustments of $2.4 million and downward adjustment, net of upward adjustment of $1.2 million, respectively). During the three and nine months ended November 30, 2025, the Company recorded a $1.3 million impairment to these investments. As of November 30, 2025, the Company has recorded a cumulative impairment of $4.3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2025 - $3.0 million).
There were no realized gains or losses on available-for-sale debt securities for the three and nine months ended November 30, 2025 and November 30, 2024.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at November 30, 2025 and February 28, 2025 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	November 30, 2025	February 28, 2025
Cash and cash equivalents	$270.3	$266.7
Restricted cash and cash equivalents	14.0	13.6
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$284.3	$280.3
The contractual maturities of available-for-sale investments as at November 30, 2025 and February 28, 2025 were as follows:

	As at
	November 30, 2025		February 28, 2025
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$178.4	$178.4	$127.7	$127.7
No fixed maturity	—	—	10.0	—
	$178.4	$178.4	$137.7	$127.7
As at November 30, 2025 and February 28, 2025, the Company had no available-for-sale debt securities with continuous unrealized losses.
4.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The current estimated credit losses (“CECL”) for accounts receivable as at November 30, 2025 was $5.7 million (February 28, 2025 - $6.6 million).
The Company also has long-term accounts receivable included in Other long-term assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure to default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 29, 2024	$6.0
Prior period provision for expected credit losses	5.3
Write-offs charged against the allowance	(4.7)
Ending balance of the allowance for credit loss as at February 28, 2025	6.6
Current period recovery for expected credit losses	(0.4)
Write-offs charged against the allowance	(0.5)
Ending balance of the allowance for credit loss as at November 30, 2025	$5.7
The allowance for credit losses as at November 30, 2025 consists of $0.9 million (February 28, 2025 - $1.1 million) relating to CECL estimated based on days past due and region and $4.8 million (February 28, 2025 - $5.5 million) relating to specific customers that were evaluated separately.
There were three customers that comprised more than 10% of accounts receivable as at November 30, 2025 (February 28, 2025 - two customers comprised more than 10%).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Receivables

	As at
	November 30, 2025	February 28, 2025
Arctic Wolf delayed cash payment (1)	$38.1	$38.6
Other	10.6	9.8
	$48.7	$48.4
______________________________
(1) As partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, as described in Note 2, the Company is owed a delayed cash payment one year following the closing that is due on February 10, 2026.
As at November 30, 2025 and February 28, 2025, other receivables included items such as claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”), among other items, none of which were greater than 5% of the current assets balance as at balance sheet dates.
Other Current Assets
As at November 30, 2025 and February 28, 2025, other current assets included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	November 30, 2025	February 28, 2025
Cost
BlackBerry operations and other information technology	$77.8	$80.6
Leasehold improvements and other	11.9	10.5
Furniture and fixtures	4.7	4.6
Manufacturing, repair and research and development equipment	2.5	2.2
	96.9	97.9
Accumulated amortization and impairment	85.2	84.5
Net book value	$11.7	$13.4

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Intangible Assets, Net
Intangible assets comprised the following:

	As at November 30, 2025
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$29.8	$29.8	$—
Other acquired intangibles	40.4	40.4	—
Intellectual property	106.1	65.4	40.7
	$176.3	$135.6	$40.7

	As at February 28, 2025
	Cost	Accumulated Amortization	Net Book Value
Acquired technology	$29.8	$29.1	$0.7
Other acquired intangibles	40.4	38.0	2.4
Intellectual property	110.4	66.2	44.2
	$180.6	$133.3	$47.3
For the nine months ended November 30, 2025, amortization expense related to intangible assets amounted to $10.2 million (nine months ended November 30, 2024 - $12.6 million).
Total additions to intangible assets for the nine months ended November 30, 2025 amounted to $4.0 million (nine months ended November 30, 2024 - $5.7 million). During the nine months ended November 30, 2025, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance and registration fees.
Based on the carrying value of the identified intangible assets as at November 30, 2025, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2026 and each of the five succeeding years is expected to be as follows: fiscal 2026 - $2.1 million; fiscal 2027 - $7.0 million; fiscal 2028 - $6.0 million; fiscal 2029 - $4.9 million; fiscal 2030 - $4.2 million and fiscal 2031 - $3.6 million.
Goodwill
Changes to the carrying amount of goodwill during the nine months ended November 30, 2025 were as follows:

Carrying Amount
Carrying amount as at February 29, 2024	$474.5
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(2.1)
Carrying amount as at February 28, 2025	472.4
Effect of foreign exchange on non-U.S. dollar denominated goodwill	5.7
Carrying amount as at November 30, 2025	$478.1

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Long-term Assets
As at November 30, 2025 and February 28, 2025, other long-term assets included long-term receivables related to intellectual property sold, long-term receivables relating to minimum royalty commitments from QNX customers, and the long-term portion of deferred commissions, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities is comprised of the following:

	As at
	November 30, 2025	February 28, 2025
Variable incentive accrual	$26.0	$31.4
Operating lease liabilities, current	11.0	15.0
Other	69.1	79.8
	$106.1	$126.2
Other accrued liabilities include the current portion of the restructuring programs, accrued vendor liabilities, accrued director fees, and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
Restructuring
During fiscal 2025 and fiscal 2024, the Company commenced restructuring programs with the objective of reducing its annual costs and expenses. Other charges and cash costs may occur as programs are implemented or changes are completed.
The following table sets forth the activity in the Company’s restructuring program liabilities:

	Employee Termination Benefits	Facilities and Other Charges (1)	Total
Balance as at February 29, 2024	$16.8	4.3	21.1
Charges incurred	21.3	4.8	26.1
Cash payments made	(31.0)	(5.8)	(36.8)
Balance as at February 28, 2025	7.1	3.3	10.4
Charges incurred	9.3	3.1	12.4
Cash payments made	(10.7)	(3.5)	(14.2)
Balance as at November 30, 2025	$5.7	$2.9	$8.6

Current portion	$5.7	$1.5	$7.2
Long-term portion	—	1.4	1.4
	$5.7	$2.9	$8.6
______________________________
(1) Other charges primarily consist of costs associated with system transformation to streamline corporate functions into QNX and Secure Communications.
The long-term portion of the restructuring liabilities is recorded by measuring the remaining payments at present value using an effective interest rate of 4.8%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.
The restructuring charges included employee termination benefits, facilities and other charges. Total charges incurred for the nine months ended November 30, 2025 and November 30, 2024 were $12.4 million and $14.7 million, respectively, recorded within General and administrative on the Consolidated Statements of Operations.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

5.    INCOME TAXES
For the nine months ended November 30, 2025, the Company’s net effective income tax expense rate was approximately 13% compared to a net effective income tax expense rate of 28% for the nine months ended November 30, 2024. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company’s total unrecognized income tax benefits as at November 30, 2025 were $19.7 million (February 28, 2025 - $19.5 million). As at November 30, 2025, $19.3 million of the unrecognized income tax benefits have been netted against deferred income tax assets and $0.4 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
The following table summarizes the change in the Notes for the nine months ended November 30, 2025:

Carrying Amount
Balance as at February 28, 2025	$195.3
Amortization of debt issuance costs	0.9
Balance as at November 30, 2025	$196.2
The Company’s estimate of the fair value of the Notes as at November 30, 2025 is $284.4 million (February 28, 2025 - $289.5 million).
For the three and nine months ended November 30, 2025, the Company recorded interest expense related to the Notes of $1.5 million and $4.5 million, respectively, which has been included in investment income, net on the Company’s consolidated statements of operations (three and nine months ended November 30, 2024 - $1.5 million and $4.5 million, respectively).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

7.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the nine months ended November 30, 2025:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2025	596,231	$2,976.4
Exercise of stock options	28	—
Common shares issued for restricted share unit settlements	2,115	—
Stock-based compensation	—	17.7
Common shares issued for employee share purchase plan	580	2.5
Share repurchase	(8,562)	(42.8)
Common shares outstanding as at November 30, 2025	590,392	2,953.8
The Company had 590 million voting common shares outstanding, 16.8 million restricted share units (“RSUs”) and 1.6 million deferred shared units (“DSUs”) outstanding as at December 16, 2025. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 6.
On May 8, 2025, the Company announced that it received acceptance from the Toronto Stock Exchange with respect to a normal course issuer bid (“NCIB”) share buyback program to purchase for cancellation up to 27.9 million common shares of the Company, or approximately 4.7% of the outstanding public float at May 5, 2025. The NCIB share buyback program commenced on May 12, 2025, and will terminate on the earliest of May 11, 2026, such date as the Company may determine, or the date on which the maximum number of common shares that may be purchased under the NCIB share buyback program has been reached. The Company is not obligated to repurchase any common shares under the NCIB share buyback program. During the nine months ended November 30, 2025, the Company repurchased and settled 8.6 million common shares, at a cost of $34.0 million. The Company recorded a reduction of $42.8 million to capital stock and the amount paid below the per share paid-in capital of the common shares of $8.8 million was recorded to deficit. All common shares repurchased by the Company pursuant to the NCIB share buyback program have been canceled. The Company also repurchased 0.2 million common shares, at a cost of $1.0 million on November 28, 2025 that settled on December 1, 2025.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Net income (loss) from continuing operations for basic and diluted earnings (loss) per share available to common shareholders	$13.7	$12.3	$28.9	$(0.7)

Net income (loss) for basic and diluted earnings (loss) per share available to common shareholders	$13.7	$(10.5)	$28.9	$(71.6)

Weighted average number of shares outstanding (000’s) - basic (1)	590,892	591,240	593,386	590,537
Effect of dilutive securities (000’s)
Stock-based compensation (2) (3)	5,411	2,290	4,668	—
Weighted average number of shares and assumed conversions (000’s) diluted	596,303	593,530	598,054	590,537

Earnings (loss) per share - reported
Basic earnings per share from continuing operations	$0.02	$0.02	$0.05	$0.00
Total earnings (loss) per share	$0.02	$(0.02)	$0.05	$(0.12)

Diluted earnings per share from continuing operations	$0.02	$0.02	$0.05	$0.00
Total diluted earnings (loss) per share	$0.02	$(0.02)	$0.05	$(0.12)
______________________________
(1) The Company has not presented the dilutive effect of the Notes using the if-converted method in the calculation of diluted earnings (loss) per share for the three and nine months ended November 30, 2025 and November 30, 2024, as to do so would be antidilutive. See Note 6 for details on the Notes.
(2) The Company has presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted earnings per share for the three and nine months ended November 30, 2025 and for the three months ended November 30, 2024.
(3) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the nine months ended November 30, 2024, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the three and nine months ended November 30, 2025 and November 30, 2024 were as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Cash Flow Hedges
Balance, beginning of period	$0.3	$0.9	$(1.9)	$0.3
Other comprehensive income (loss) before reclassification	(0.9)	(1.8)	1.0	(1.3)
Amounts reclassified from AOCL into net income (loss)	0.2	—	0.5	0.1
Accumulated net unrealized loss on derivative instruments designated as cash flow hedges	$(0.4)	$(0.9)	$(0.4)	$(0.9)
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(11.7)	$(12.8)	$(16.7)	$(14.0)
Other comprehensive income (loss)	(0.4)	(2.7)	4.6	(1.5)
Foreign currency cumulative translation adjustment	$(12.1)	$(15.5)	$(12.1)	$(15.5)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(0.6)	$(0.6)	$(0.6)	$(0.6)
Accumulated Other Comprehensive Loss, End of Period	$(13.1)	$(17.0)	$(13.1)	$(17.0)

10.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $13.9 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of November 30, 2025. The Company has posted a performance bond as collateral to support a government contract for the term of the agreement. See the discussion of restricted cash in Note 3.
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
As of November 30, 2025, with the exception of the Canadian employment class action settlement discussed below, there are no other material claims for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits were filed against the Company and certain of its former officers in various jurisdictions in Canada alleging that certain of the Company’s financial statements contain material misstatements. On July 23, 2014, the plaintiff in the putative Ontario class action (Swisscanto Fondsleitung AG v. BlackBerry Limited, et al.) filed a motion for class certification and for leave to pursue statutory misrepresentation claims. On November 17, 2015, the Ontario Superior Court of Justice issued an order granting the plaintiffs’ motion for leave to file a statutory claim for misrepresentation. On December 2, 2015, the Company filed a notice of motion seeking leave to appeal this ruling. On November 15, 2018, the Court denied the Company’s motion for leave to appeal the order granting the plaintiffs leave to file a statutory claim for misrepresentation. On February 5, 2019, the Court entered an order certifying a class comprised persons (a) who purchased BlackBerry common shares between March 28, 2013, and September 20, 2013, and still held at least some of those shares as of September 20, 2013, and (b) who acquired those shares on a Canadian stock exchange or acquired those shares on any other stock exchange and were a resident of Canada when the shares were acquired. Notice of class certification was published on March 6, 2019. The Company filed its Statement of Defence on April 1, 2019. Trial is set for January 11, 2027.
Other contingencies
As at November 30, 2025, the Company has recognized $29.0 million (February 28, 2025 - $20.5 million) in funds from claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its SIF. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
The following table shows information by reportable operating segment for the three and nine months ended November 30, 2025 and November 30, 2024:

	For the Three Months Ended
	QNX		Secure Communications		Licensing		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Segment revenue	$68.7	$62.3	$67.0	$74.6	$6.1	$6.7	$141.8	$143.6
Segment cost of sales	11.3	8.9	18.6	20.3	1.5	1.5
Segment adjusted gross margin (1)	$57.4	$53.4	$48.4	$54.3	$4.6	$5.2	$110.4	$112.9

	For the Nine Months Ended
	QNX		Secure Communications		Licensing		Segment Totals
	November 30,		November 30,		November 30,		November 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Segment revenue	$189.3	$170.2	$186.4	$205.3	$17.4	$17.7	$393.1	$393.2
Segment cost of sales	33.2	27.7	56.9	68.2	4.6	4.5
Segment adjusted gross margin (1)	$156.1	$142.5	$129.5	$137.1	$12.8	$13.2	$298.4	$292.8
______________________________
(1) A reconciliation of total segment adjusted gross margin to consolidated pre-tax income from continuing operations is set forth below.
QNX consists of BlackBerry® QNX®, BlackBerry Radar®, BlackBerry® Certicom®, and other QNX applications. QNX revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services and through volume-based royalties.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment adjusted gross margin for the three and nine months ended November 30, 2025 and November 30, 2024 to the Company’s consolidated totals:

	Three Months Ended		Nine Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Total segment adjusted gross margin	$110.4	$112.9	$298.4	$292.8
Adjustments (1):
Less: Stock compensation	0.5	0.7	1.6	2.0
Less:
Research & development	29.6	27.9	80.2	85.6
Sales and marketing	29.3	23.4	82.4	68.5
General and administrative	36.1	36.4	98.1	109.5
Amortization	2.4	4.4	9.5	13.7
Impairment of long-lived assets	0.6	0.6	1.2	4.7
Add:
Investment income (loss), net	2.9	(0.6)	7.7	6.1
Consolidated income from continuing operations before income taxes	$14.8	$18.9	$33.1	$14.9
______________________________
(1) The CODM reviews segment adjusted gross margin information on an adjusted basis, which excludes Stock compensation expenses - a non-cash expense that is not included in the CODM’s measure of segment adjusted gross margin when evaluating performance and allocating resources to the segment.
Revenue
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types, as discussed above in “Segment Disclosures”.
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
North America (1)	$64.5	$62.5	$181.6	$176.9
Europe, Middle East and Africa	50.7	53.5	133.1	140.8
Other regions	26.6	27.6	78.4	75.5
Total	$141.8	$143.6	$393.1	$393.2

North America (1)	45.5%	43.5%	46.2%	45.0%
Europe, Middle East and Africa	35.8%	37.3%	33.9%	35.8%
Other regions	18.7%	19.2%	19.9%	19.2%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from Licensing, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Products and services transferred over time	$65.4	$62.1	$184.1	$181.9
Products and services transferred at a point in time	76.4	81.5	209.0	211.3
Total	$141.8	$143.6	$393.1	$393.2
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the nine months ended November 30, 2025:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2025	$240.0	$167.1	$14.6
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	372.5	325.8	12.1
Decrease due to payment, fulfillment of performance obligations, or other	(419.1)	(366.8)	(13.2)
Decrease, net	(46.6)	(41.0)	(1.1)
Closing balance as at November 30, 2025	$193.4	$126.1	$13.5

Current portion	$149.5	$121.3	$7.5
Long-term portion	43.9	4.8	6.0
	$193.4	$126.1	$13.5
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at November 30, 2025 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the sale of certain non-core patent assets to Malikie Innovations Limited in May 2023, which have been constrained based on the Company’s accounting policies and critical accounting estimates.

	As at November 30, 2025
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$121.3	$2.4	$2.4	$126.1
Revenue recognized for performance obligations satisfied in prior periods
For the three and nine months ended November 30, 2025, revenue of $1.9 million was recognized relating to performance obligations satisfied in a prior period (three and nine months ended November 30, 2024 - nil and $2.4 million, respectively).
Information About Major Customers
There was no customer that comprised more than 10% of the Company’s revenue and one customer that comprised 10% of the Company’s revenue in the three and nine months ended November 30, 2025, respectively (three and nine months ended November 30, 2024 - one customer that comprised 18% of the Company’s revenue and one customer that comprised 15% of the Company’s revenue, respectively).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

12.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Interest paid during the period	$1.5	$1.5	$4.5	$4.5
Income taxes paid during the period	2.2	2.0	20.3	11.8
Income tax refunds received during the period	0.4	—	0.6	0.1
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2026 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2025, approximately 13% of cash and cash equivalents, 32% of accounts receivable and 49% of accounts payable were denominated in foreign currencies (February 28, 2025 – 19%, 29% and 71%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 4. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at November 30, 2025, no single issuer represented more than 34% of the total cash, cash equivalents and investments (February 28, 2025 - no single issuer represented more than 47% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
In addition, as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, as described in Note 2, the Company is owed a delayed cash payment one year following the closing. This deferred consideration is included as “Other Receivables” and is approximately $38.1 million as at November 30, 2025. The Company is exposed to risk related to potential non-payment of the deferred cash consideration from Arctic Wolf.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Liquidity risk
Cash, cash equivalents, and investments were $377.5 million as at November 30, 2025. As partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, the Company received common shares of Arctic Wolf with an estimated fair value of $24.6 million. The common shares of Arctic Wolf and investments in privately-held companies are illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash. The Company may not be able to sell these shares at desired times or prices, which could negatively impact its financial condition and results of operations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and nine months ended November 30, 2025, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2025 (the “Annual MD&A”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (the “Annual Report”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
Cautionary Note Regarding Forward-Looking Statements
This MD&A contains forward-looking statements within the meaning of certain securities laws, including under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, including statements relating to:

•the Company’s plans, strategies and objectives, including its intentions to increase and enhance its product and service offerings, and patent new innovations;
•the Company’s expectations with respect to its total and segment revenue and adjusted EBITDA, adjusted Corporate operating costs, non-GAAP EPS and operating cash flow in the fourth quarter of fiscal 2026 and for fiscal 2026 as a whole;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview”, “Business Overview - Products and Services”, “Results of Operations - Three months ended November 30, 2025 compared to the three months ended November 30, 2024 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended November 30, 2025 compared to the three months ended November 30, 2024 - Revenue - Adjusted Gross Margin and Adjusted EBITDA by Segment”, “Results of Operations - Three months ended November 30, 2025 compared to the three months ended November 30, 2024 - Revenue - Operating Expenses - Adjusted Operating Expenses” , “Results of Operations - Three months ended November 30, 2025 compared to the three months ended November 30, 2024 - Net Income (Loss)” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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

Business Overview
Founded in 1984, BlackBerry Limited (the “Company”) is a leading provider of intelligent software and services to enterprises, governments and leading OEMs around the world. Its products enable more than 275 million vehicles and secure 17 of the G20 governments. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
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
Recent Developments
The Company has continued to execute on its strategy in fiscal 2026 and announced the following significant achievements during and subsequent to the most recent quarter:
Products and Innovation:
•QNX announced that more than 275 million vehicles on the road are being powered by QNX’s embedded technology; and
•BlackBerry announced the expansion of BlackBerry® SecuSUITE® to Windows devices, extending sovereign-grade protection across the digital workplace.
Customers and Partners:
•QNX announced that a leading Chinese automaker selected QNX® Sound for their luxury EV lineup ;
•BlackBerry and Universiti Kebangsaan Malaysia announced a strategic partnership to advance Malaysia's future cyber-defenders and embedded software talent; and
•Malaysia expanded the deployment of BlackBerry Secure Communications software for the 46th and 47th ASEAN Summits.
Environmental, Sustainability and Corporate Governance:
•BlackBerry appointed John Wall as President of QNX Division.

Third Quarter Fiscal 2026 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended November 30, 2025 compared to the quarter ended November 30, 2024 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	November 30, 2025	November 30, 2024	Change
Revenue	$141.8	$143.6	$(1.8)
Gross margin	109.9	112.2	(2.3)
Operating expenses	98.0	92.7	5.3
Investment income (loss), net	2.9	(0.6)	3.5
Income before income taxes	14.8	18.9	(4.1)
Provision for income taxes	1.1	6.6	(5.5)
Income from continuing operations	13.7	12.3	1.4
Loss from discontinued operations (1)	—	(22.8)	22.8
Net income (loss)	$13.7	$(10.5)	$24.2
Earnings (loss) per share - reported
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Weighted-average number of shares outstanding (000’s)
Basic	590,892	591,240
Diluted (2)	596,303	593,530
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
(2)Diluted earnings (loss) per share on a U.S. GAAP basis for the third quarter of fiscal 2026 and fiscal 2025 does not include the dilutive effect of the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.

The following tables show information by operating segments for the three and nine months ended November 30, 2025 and November 30, 2024. The Company reports segment information in accordance with U.S. GAAP, pursuant to the Financial Accounting Standards Board’s Accounting Standard Codification Topic 280, Segment Reporting, based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance of the Company’s reportable operating segments. The measure of segment profit or loss disclosed by the Company in the Consolidated Financial Statements under the “management” approach in reviewing the results of the Company’s operating segments is segment adjusted gross margin. Additionally, the following tables include the additional measures of segment profit or loss used by the CODM which is segment adjusted EBITDA, a non-GAAP financial measure, which excludes amounts related to investment income, taxes, amortization, restructuring charges, stock compensation expenses and long-lived asset impairment. See Note 11 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended
	(in millions)
	QNX			Secure Communications			Licensing
	November 30,		Change	November 30,		Change	November 30,		Change
	2025	2024		2025	2024		2025	2024
Segment revenue	$68.7	$62.3	$6.4	$67.0	$74.6	$(7.6)	$6.1	$6.7	$(0.6)
Segment cost of sales	11.3	8.9	2.4	18.6	20.3	(1.7)	1.5	1.5	—
Segment adjusted gross margin	$57.4	$53.4	$4.0	$48.4	$54.3	$(5.9)	$4.6	$5.2	$(0.6)
Segment research and development	16.9	15.7	1.2	11.4	11.1	0.3	—	—	—
Segment sales and marketing	15.2	11.6	3.6	12.4	11.1	1.3	—	—	—
Segment general and administrative	9.6	8.8	0.8	7.9	10.4	(2.5)	1.5	1.8	(0.3)
Less amortization included in the above	0.7	0.6	0.1	0.6	0.8	(0.2)	2.2	2.3	(0.1)
Segment adjusted EBITDA (1)	$16.4	$17.9	$(1.5)	$17.3	$22.5	$(5.2)	$5.3	$5.7	$(0.4)

	For the Nine Months Ended
	(in millions)
	QNX			Secure Communications			Licensing
	November 30,		Change	November 30,		Change	November 30,		Change
	2025	2024		2025	2024		2025	2024
Segment revenue	$189.3	$170.2	$19.1	$186.4	$205.3	$(18.9)	$17.4	$17.7	$(0.3)
Segment cost of sales	33.2	27.7	5.5	56.9	68.2	(11.3)	4.6	4.5	0.1
Segment adjusted gross margin	$156.1	$142.5	$13.6	$129.5	$137.1	$(7.6)	$12.8	$13.2	$(0.4)
Segment research and development	42.5	46.8	(4.3)	33.8	35.1	(1.3)	—	—	—
Segment sales and marketing	39.3	32.1	7.2	38.1	34.4	3.7	—	—	—
Segment general and administrative	26.7	25.4	1.3	22.7	30.5	(7.8)	4.7	5.6	(0.9)
Less amortization included in the above	2.0	1.7	0.3	1.7	2.6	(0.9)	6.6	6.8	(0.2)
Segment adjusted EBITDA (1)	$49.6	$39.9	$9.7	$36.6	$39.7	$(3.1)	$14.7	$14.4	$0.3
______________________________

(1) The CODM also reviews segment information on an adjusted EBITDA basis, which excludes certain amounts as described below:
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
Long-lived asset impairment charge - Long-lived asset impairment charges do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
Financial Highlights
The Company had $377.5 million in cash, cash equivalents and investments as of November 30, 2025 (February 28, 2025 - $410.3 million).
In the third quarter of fiscal 2026, the Company recognized revenue of $141.8 million and net income of $13.7 million, or $0.02 basic and diluted earnings per share, on a U.S. GAAP basis (third quarter of fiscal 2025 - revenue of $143.6 million and net loss of $10.5 million, or $0.02 basic and diluted loss per share).
The Company recognized adjusted net income of $26.8 million, and adjusted earnings of $0.05 per share, on a non-GAAP basis in the third quarter of fiscal 2026 (third quarter of fiscal 2025 - adjusted net income of $11.7 million, and adjusted earnings of $0.02 per share). See “Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On December 18, 2025, the Company announced financial results for the three and nine months ended November 30, 2025, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted Corporate operating costs, adjusted Corporate operating costs excluding amortization, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income, adjusted EBITDA, segment adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage and free cash flow (usage).
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP financial measures and non-GAAP ratios provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and are useful in helping management and readers understand the Company’s operating results and underlying operational trends. Non-GAAP financial measures and non-GAAP ratios exclude certain amounts as described below:
•Restructuring charges. The Company believes that restructuring charges relating to employee termination benefits, exiting facilities, streamlining many of the Company’s centralized corporate functions into QNX and Secure Communications specific teams, and other costs pursuant to programs to reduce the Company’s annual expenses amongst R&D, infrastructure and other functions do not reflect expected future operating expenses, are not indicative of the Company’s core operating performance, and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended November 30, 2025 and November 30, 2024
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expense, adjusted Corporate operating costs, adjusted Corporate operating costs excluding amortization, adjusted net income (loss), adjusted earnings (loss) per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income, adjusted EBITDA, segment adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the three months ended November 30, 2025 and November 30, 2024 to adjusted financial measures is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2025	November 30, 2024
Gross margin	$109.9	$112.2
Stock compensation expense	0.5	0.7
Adjusted gross margin	$110.4	$112.9

Gross margin %	77.5%	78.1%
Stock compensation expense	0.4%	0.5%
Adjusted gross margin %	77.9%	78.6%
Reconciliation of U.S. GAAP operating expense for the three months ended November 30, 2025, August 31, 2025 and November 30, 2024 to adjusted operating expense is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2025	August 31, 2025	November 30, 2024
Operating expense	$98.0	$85.1	$92.7
Restructuring charges	6.1	3.4	6.5
Stock compensation expense	5.6	5.3	4.1
Acquired intangibles amortization	0.3	1.1	1.8
LLA impairment charge	0.6	0.5	0.6
Adjusted operating expense	$85.4	$74.8	$79.7

Reconciliation of U.S. GAAP Corporate operating costs for the three months ended November 30, 2025 and November 30, 2024 to adjusted Corporate operating costs excluding amortization is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2025	November 30, 2024
Corporate operating costs	$19.3	$16.8
Restructuring charges	6.1	6.4
Stock compensation expense	2.1	0.7
LLA impairment charge	0.6	0.5
Adjusted Corporate operating costs	10.5	9.2
Amortization	0.2	0.6
Adjusted Corporate operating costs excluding amortization	$10.3	$8.6
Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended November 30, 2025 and November 30, 2024 to adjusted net income and adjusted basic earnings per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	November 30, 2025		November 30, 2024
		Basic earnings per share		Basic earnings (loss) per share
Net income (loss)	$13.7	$0.02	$(10.5)	$(0.02)
Restructuring charges	6.1		6.5
Stock compensation expense	6.1		6.5
Acquired intangibles amortization	0.3		8.6
LLA impairment charge	0.6		0.6
Adjusted net income	$26.8	$0.05	$11.7	$0.02
Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the three months ended November 30, 2025 and November 30, 2024 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2025	November 30, 2024
Research and development	$29.6	$27.9
Stock compensation expense	1.4	1.1
Adjusted research and development expense	$28.2	$26.8

Sales and marketing	$29.3	$23.4
Stock compensation expense	1.2	0.6
Adjusted sales and marketing expense	$28.1	$22.8

General and administrative	$36.1	$36.4
Restructuring charges	6.1	6.5
Stock compensation expense	3.0	2.4
Adjusted general and administrative expense	$27.0	$27.5

Amortization	$2.4	$4.4
Acquired intangibles amortization	0.3	1.8
Adjusted amortization expense	$2.1	$2.6

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended November 30, 2025 and November 30, 2024 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Three Months Ended (in millions)	November 30, 2025	November 30, 2024
Operating income	$11.9	$19.5
Non-GAAP adjustments to operating income
Restructuring charges	6.1	6.5
Stock compensation expense	6.1	4.8
Acquired intangibles amortization	0.3	1.8
LLA impairment charge	0.6	0.6
Total non-GAAP adjustments to operating income	13.1	13.7
Adjusted operating income	25.0	33.2
Amortization	4.0	6.1
Acquired intangibles amortization	(0.3)	(1.8)
Adjusted EBITDA	$28.7	$37.5

Revenue	$141.8	$143.6
Adjusted operating income margin % (1)	18%	23%
Adjusted EBITDA margin % (2)	20%	26%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The CODM also uses the segment metric of segment adjusted EBITDA, which is a non-GAAP measure including segment expenses that exclude amounts related to investment income, taxes, amortization, stock compensation expenses, long-lived asset impairment and restructuring charges. The following table reconciles the U.S. GAAP measures of segment adjusted gross margin to segment adjusted EBITDA for the three months ended November 30, 2025 and November 30, 2024.

	For the Three Months Ended
	(in millions)
	QNX		Secure Communications		Licensing
	November 30,		November 30,		November 30,
	2025	2024	2025	2024	2025	2024
Segment adjusted gross margin	$57.4	$53.4	$48.4	$54.3	$4.6	$5.2
Segment research and development	16.9	15.7	11.4	11.1	—	—
Segment sales and marketing	15.2	11.6	12.4	11.1	—	—
Segment general and administrative	9.6	8.8	7.9	10.4	1.5	1.8
Less amortization included in the above	0.7	0.6	0.6	0.8	2.2	2.3
Segment adjusted EBITDA	$16.4	$17.9	$17.3	$22.5	$5.3	$5.7

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the nine months ended November 30, 2025 and November 30, 2024.
A reconciliation of the most directly comparable U.S. GAAP financial measures for the nine months ended November 30, 2025 and November 30, 2024 to adjusted financial measures is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2025	November 30, 2024
Gross margin	$296.8	$290.8
Stock compensation expense	1.6	2.0
Adjusted gross margin	$298.4	$292.8

Gross margin %	75.5%	74.0%
Stock compensation expense	0.4%	0.5%
Adjusted gross margin %	75.9%	74.5%

Reconciliation of U.S. GAAP operating expense for the nine months ended November 30, 2025 and November 30, 2024 to adjusted operating expense is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2025	November 30, 2024
Operating expense	$271.4	$282.0
Restructuring charges	12.4	14.7
Stock compensation expense	16.1	14.3
Acquired intangibles amortization	3.1	5.3
LLA impairment charge	1.2	4.7
Adjusted operating expense	$238.6	$243.0
Reconciliation of U.S. GAAP Corporate operating costs for the nine months ended November 30, 2025 and November 30, 2024 to adjusted Corporate operating costs excluding amortization is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2025	November 30, 2024
Corporate operating costs	$50.5	$55.4
Restructuring charges	12.4	14.7
Stock compensation expense	6.1	3.0
LLA impairment charge	1.2	4.6
Adjusted Corporate operating costs	30.8	33.1
Amortization	0.9	2.2
Adjusted Corporate operating costs excluding amortization	$29.9	$30.9

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the nine months ended November 30, 2025 and November 30, 2024 to the adjusted net income (loss) and adjusted basic earnings (loss) per share is reflected in the table below:

For the Nine Months Ended (in millions, except per share amounts)	November 30, 2025		November 30, 2024
		Basic earnings per share		Basic loss per share
Net income (loss)	$28.9	$0.05	$(71.6)	$(0.12)
Restructuring charges	12.4		14.7
Stock compensation expense	17.7		21.3
Acquired intangibles amortization	3.1		25.7
LLA impairment charge	1.2		4.7
Adjusted net income (loss)	$63.3	$0.11	$(5.2)	$(0.01)
Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the nine months ended November 30, 2025 and November 30, 2024 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Nine Months Ended (in millions)	November 30, 2025	November 30, 2024
Research and development	$80.2	$85.6
Stock compensation expense	4.1	4.1
Adjusted research and development expense	$76.1	$81.5

Sales and marketing	$82.4	$68.5
Stock compensation expense	3.9	2.1
Adjusted sales and marketing expense	$78.5	$66.4

General and administrative	$98.1	$109.5
Restructuring charges	12.4	14.7
Stock compensation expense	8.1	8.1
Adjusted general and administrative expense	$77.6	$86.7

Amortization	$9.5	$13.7
Acquired intangibles amortization	3.1	5.3
Adjusted amortization expense	$6.4	$8.4

Adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the nine months ended November 30, 2025 and November 30, 2024 are reflected in the table below. These are non-GAAP financial measures and non-GAAP ratios that do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.

For the Nine Months Ended (in millions)	November 30, 2025	November 30, 2024
Operating income	$25.4	$8.8
Non-GAAP adjustments to operating income
Restructuring charges	12.4	14.7
Stock compensation expense	17.7	16.3
Acquired intangibles amortization	3.1	5.3
LLA impairment charge	1.2	4.7
Total non-GAAP adjustments to operating income	34.4	41.0
Adjusted operating income	59.8	49.8
Amortization	14.3	18.6
Acquired intangibles amortization	(3.1)	(5.3)
Adjusted EBITDA	$71.0	$63.1

Revenue	$393.1	$393.2
Adjusted operating income margin % (1)	15%	13%
Adjusted EBITDA margin % (2)	18%	16%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The CODM also uses the segment metric of segment adjusted EBITDA, which is a non-GAAP measure including segment expenses that exclude amounts related to investment income, taxes, amortization, stock compensation expenses, long-lived asset impairment and restructuring charges. The following table reconciles the U.S. GAAP measures of segment adjusted gross margin to segment adjusted EBITDA for the nine months ended November 30, 2025 and November 30, 2024.

	For the Nine Months Ended
	(in millions)
	QNX		Secure Communications		Licensing
	November 30,		November 30,		November 30,
	2025	2024	2025	2024	2025	2024
Segment adjusted gross margin	$156.1	$142.5	$129.5	$137.1	$12.8	$13.2
Segment research and development	42.5	46.8	33.8	35.1	—	—
Segment sales and marketing	39.3	32.1	38.1	34.4	—	—
Segment general and administrative	26.7	25.4	22.7	30.5	4.7	5.6
Less amortization included in the above	2.0	1.7	1.7	2.6	6.6	6.8
Segment adjusted EBITDA	$49.6	$39.9	$36.6	$39.7	$14.7	$14.4

The Company uses free cash flow (usage) when assessing its sources of liquidity, capital resources, and quality of earnings. The Company believes that free cash flow (usage) is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow (usage) trends in the Company’s business.
Reconciliation of U.S. GAAP net cash used in operating activities for the three and nine months ended November 30, 2025 and November 30, 2024 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	November 30, 2025	November 30, 2024
Net cash provided by operating activities	$17.9	$5.8
Acquisition of property, plant and equipment	(0.9)	(0.8)
Free cash flow	$17.0	$5.0

For the Nine Months Ended	November 30, 2025	November 30, 2024
Net cash provided by (used in) operating activities	$4.2	$(25.1)
Acquisition of property, plant and equipment	(2.6)	(2.7)
Free cash flow (usage)	$1.6	$(27.8)
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
Comparative breakdowns of certain key metrics for the three months ended or as at November 30, 2025 and November 30, 2024 are set forth below.

For the Three Months Ended (in millions)	November 30, 2025	November 30, 2024	Change
Secure Communications Annual Recurring Revenue	$216	$215	$1
Secure Communications Dollar-Based Net Retention Rate	92%	95%	(3%)
Secure Communications Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Secure Communications business.
Secure Communications ARR was approximately $216 million as at November 30, 2025 and increased compared to $213 million as at August 31, 2025 and $215 million as at November 30, 2024.
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
Secure Communications DBNRR was 92% as at November 30, 2025 and decreased compared to 93% as at August 31, 2025 and 95% as at November 30, 2024.

Results of Operations - Three months ended November 30, 2025 compared to the three months ended November 30, 2024
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	November 30, 2025	November 30, 2024	Change
Revenue by Segment
QNX	$68.7	$62.3	$6.4
Secure Communications	67.0	74.6	(7.6)
Licensing	6.1	6.7	(0.6)
	$141.8	$143.6	$(1.8)

% Revenue by Segment
QNX	48.5%	43.4%
Secure Communications	47.2%	51.9%
Licensing	4.3%	4.7%
	100.0%	100.0%
QNX
The increase in QNX revenue of $6.4 million was primarily due to an increase of $2.7 million in royalty revenue, an increase of $1.9 million in BlackBerry Radar revenue, an increase of $0.8 million in development seat revenue and an increase of $0.6 million in professional services.
The Company previously stated that it expected QNX revenue to be in the range of $66 million to $70 million in the third quarter of fiscal 2026. QNX revenue in the third quarter of fiscal 2026 was $68.7 million.
The Company expects QNX revenue to be in the range of $71 million to $77 million in the fourth quarter of fiscal 2026. The Company previously stated that it expected QNX revenue to be in the range of $256 million to $270 million in fiscal 2026 as a whole. The Company now expects QNX revenue to be in the range of $260 million to $266 million in fiscal 2026 as a whole.
Secure Communications
The decrease in Secure Communications revenue of $7.6 million was primarily due to a decrease of $11.9 million in Secusmart product revenue, partially offset by an increase of $1.6 million in BlackBerry AtHoc product revenue and an increase of $1.2 million in professional services.
The Company previously stated that it expected Secure Communications revenue to be in the range of $60 million to $64 million in the third quarter of fiscal 2026. Secure Communications revenue in the third quarter of fiscal 2026 was $67.0 million due to better than expected renewals in UEM.
The Company expects Secure Communications revenue to be in the range of $61 million to $65 million in the fourth quarter of fiscal 2026. The Company previously stated that it expected Secure Communications revenue to be in the range of $239 million to $247 million in fiscal 2026 as a whole. The Company now expects Secure Communications revenue to be in the range of $247 million to $251 million in fiscal 2026 as a whole primarily due to stronger than expected performance in the first nine months of fiscal 2026.

Licensing
The decrease in Licensing revenue of $0.6 million was primarily due to a decrease in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected Licensing revenue to be approximately $6 million in each of the four quarters of fiscal 2026. Licensing revenue in the third quarter of fiscal 2026 was $6.1 million.
The Company continues to expect Licensing revenue to be approximately $6 million in the fourth quarter of fiscal 2026.
Total BlackBerry Revenue
The Company previously stated that it expected total BlackBerry revenue to be approximately $132 million to $140 million in the third quarter of fiscal 2026. Total BlackBerry revenue was $141.8 million in the third quarter of fiscal 2026, better than expected due to the reasons noted above in “Revenue by Segment”.
The Company expects total BlackBerry revenue to be in the range of $138 million to $148 million in the fourth quarter of fiscal 2026. The Company previously stated that it expected total BlackBerry revenue to be in the range of $519 million to $541 million in fiscal 2026 as a whole. The Company now expects total BlackBerry revenue to be in the range of $531 million to $541 million in fiscal 2026 as a whole primarily due to stronger than expected performance in the third quarter of fiscal 2026.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Three Months Ended (in millions)
	November 30, 2025	November 30, 2024	Change
Revenue by Geography
North America	$64.5	$62.5	$2.0
Europe, Middle East and Africa	50.7	53.5	(2.8)
Other regions	26.6	27.6	(1.0)
	$141.8	$143.6	$(1.8)

% Revenue by Geography
North America	45.5%	43.5%
Europe, Middle East and Africa	35.8%	37.3%
Other regions	18.7%	19.2%
	100.0%	100.0%
North America Revenue
The increase in North America revenue of $2.0 million was primarily due to an increase of $1.9 million in BlackBerry Radar revenue, an increase of $1.8 million in QNX royalty revenue and an increase of $1.7 million in BlackBerry AtHoc product revenue, partially offset by a decrease of $4.6 million in BlackBerry UEM product revenue.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $2.8 million was primarily due to a decrease of $11.5 million relating to Secusmart product revenue, partially offset by an increase of $6.0 million in BlackBerry UEM product revenue, an increase of $1.4 million in QNX development seat revenue and an increase of $1.3 million in QNX royalty revenue.
Other Regions Revenue
The decrease in Other regions revenue of $1.0 million was primarily due to a decrease of $0.9 million in QNX development seat revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin decreased by $2.3 million to $109.9 million in the third quarter of fiscal 2026 (third quarter of fiscal 2025 - $112.2 million). The decrease was primarily due to a decrease in revenue from Secusmart due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in revenue from QNX, as the cost of sales for most software and services products does not significantly fluctuate based on business volume.

Consolidated Gross Margin Percentage
Consolidated gross margin percentage decreased by 0.6% to 77.5% in the third quarter of fiscal 2026 (third quarter of fiscal 2025 -78.1%). The decrease was primarily due to a change in mix, specifically a lower relative gross margin contribution from Secusmart, partially offset by a higher relative gross margin contribution from QNX.
Adjusted Gross Margin and Adjusted EBITDA by Segment
See “Third Quarter Fiscal 2026 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	QNX			Secure Communications			Licensing
	November 30,		Change	November 30,		Change	November 30,		Change
	2025	2024		2025	2024		2025	2024
Segment revenue	$68.7	$62.3	$6.4	$67.0	$74.6	$(7.6)	$6.1	$6.7	$(0.6)
Segment cost of sales	11.3	8.9	2.4	18.6	20.3	(1.7)	1.5	1.5	—
Segment adjusted gross margin	$57.4	$53.4	$4.0	$48.4	$54.3	$(5.9)	$4.6	$5.2	$(0.6)
Segment adjusted gross margin %	84%	86%	(2%)	72%	73%	(1)%	75%	78%	(2%)
Segment research and development	16.9	15.7	1.2	11.4	11.1	0.3	—	—	—
Segment sales and marketing	15.2	11.6	3.6	12.4	11.1	1.3	—	—	—
Segment general and administrative	9.6	8.8	0.8	7.9	10.4	(2.5)	1.5	1.8	(0.3)
Less amortization included in the above	0.7	0.6	0.1	0.6	0.8	(0.2)	2.2	2.3	(0.1)
Segment adjusted EBITDA	$16.4	$17.9	$(1.5)	$17.3	$22.5	$(5.2)	$5.3	$5.7	$(0.4)
QNX
The increase in QNX adjusted gross margin of $4.0 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to BlackBerry Radar hardware devices.
The decrease in QNX adjusted gross margin percentage of 2% was primarily due to a change in mix, specifically an increased gross margin contribution from BlackBerry Radar which has a lower relative gross margin percentage.
The decrease in QNX adjusted EBITDA of $1.5 million was primarily due an increase in consulting costs and salaries and benefits expense, partially offset by an increase in QNX revenue due to the reasons discussed above in “Revenue by Segment”.
The Company previously stated that it expected QNX adjusted EBITDA to be in the range of $13 million to $17 million in the third quarter of fiscal 2026. QNX adjusted EBITDA was $16.4 million in the third quarter of fiscal 2026.
The Company expects QNX adjusted EBITDA to be in the range of $17 million to $23 million in the fourth quarter of fiscal 2026. The Company previously stated that it expected QNX adjusted EBITDA to be in the range of $64 million to $73 million in fiscal 2026 as a whole. The Company now expects QNX adjusted EBITDA to be in the range of $67 million to $73 million in fiscal 2026 as a whole.
Secure Communications
The decrease in Secure Communications adjusted gross margin of $5.9 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in Secure Communications adjusted gross margin percentage of 1% was primarily due to a change in mix, specifically a decrease in gross margin contribution from Secusmart product.
The decrease in Secure Communications adjusted EBITDA of $5.2 million was primarily due to a decrease in revenue due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in salaries and benefits expense.

The Company previously stated that it expected Secure Communications adjusted EBITDA to be in the range of $12 million to $16 million in the third quarter of fiscal 2026. Secure Communications adjusted EBITDA was $17.3 million in the third quarter of fiscal 2026 due to better than expected renewals in UEM.
The Company expects Secure Communications adjusted EBITDA to be in the range of $11 million to $15 million in the fourth quarter of fiscal 2026. The Company previously stated that it expected Secure Communications adjusted EBITDA to be in the range of $38 million to $48 million in fiscal 2026 as a whole. The Company now expects Secure Communications adjusted EBITDA to be in the range of $47 million to $51 million in fiscal 2026 as a whole primarily due to a change in revenue mix.
Licensing
The decrease in Licensing adjusted gross margin of $0.6 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in Licensing adjusted gross margin percentage of 2% was due to the same reasons discussed above.
The decrease in Licensing adjusted EBITDA of $0.4 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The Company previously stated that it expected Licensing adjusted EBITDA to be approximately $5 million in each of the four quarters of fiscal 2026. Licensing adjusted EBITDA was $5.3 million in the third quarter of fiscal 2026.
The Company continues to expect Licensing adjusted EBITDA to be approximately $5 million in the fourth quarter of fiscal 2026.
Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expenses for the quarter ended November 30, 2025, compared to the quarter ended August 31, 2025 and the quarter ended November 30, 2024. The Company believes it is meaningful to provide a sequential comparison between the third quarter of fiscal 2026 and the second quarter of fiscal 2026.

	For the Three Months Ended (in millions)
	November 30, 2025	August 31, 2025	November 30, 2024
Revenue	$141.8	$129.6	$143.6
Operating expenses
Research and development	29.6	25.6	27.9
Sales and marketing	29.3	24.4	23.4
General and administrative	36.1	31.5	36.4
Amortization	2.4	3.1	4.4
Impairment of long-lived assets	0.6	0.5	0.6
Total	$98.0	$85.1	$92.7

Operating Expenses as % of Revenue
Research and development	20.9%	19.8%	19.4%
Sales and marketing	20.7%	18.8%	16.3%
General and administrative	25.5%	24.3%	25.3%
Amortization	1.7%	2.4%	3.1%
Impairment of long-lived assets	0.4%	0.4%	0.4%
Total	69.1%	65.7%	64.6%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended November 30, 2025, August 31, 2025 and November 30, 2024.

U.S. GAAP Operating Expenses
Operating expenses increased by $12.9 million sequentially, or 15.2%, in the third quarter of fiscal 2026, compared to the second quarter of fiscal 2026 primarily due to a benefit of $3.8 million from SIF claims filed in the second quarter of fiscal 2026 which did not recur, an increase of $2.7 million in restructuring cost, an increase of $1.6 million in marketing expense, an increase of $1.3 million in sales incentive plan costs, an increase of $1.1 million in salaries and benefits expense and an increase of $0.8 million in variable incentive plan costs.
Operating expenses increased by $5.3 million year-over-year, or 5.7%, in the third quarter of fiscal 2026, compared to the third quarter of fiscal 2025 primarily due to an increase of $2.2 million in salaries and benefits expense, an increase of $1.9 million in variable incentive plan costs, an increase of $1.3 million in stock compensation expense and an increase of $1.0 million in consulting costs, partially offset by a decrease of $2.0 million in amortization costs.
Adjusted Operating Expenses
Adjusted operating expenses increased by $10.6 million sequentially, or 14.2%, to $85.4 million in the third quarter of fiscal 2026 compared to $74.8 million in the second quarter of fiscal 2026. The increase was primarily due to a benefit of $3.8 million from SIF claims filed in the second quarter of fiscal 2026 which did not recur, an increase of $1.6 million in marketing expense, an increase of $1.3 million in sales incentive plan costs, an increase of $1.1 million in salaries and benefits expense and an increase of $0.8 million in variable incentive plan costs.
Adjusted operating expenses increased by $5.7 million year-over-year, or 7.2%, to $85.4 million in the third quarter of fiscal 2026, compared to $79.7 million in the third quarter of fiscal 2025. The increase was primarily due to an increase of $2.2 million in salaries and benefits expense, an increase of $1.9 million in variable incentive plan costs and an increase of $0.9 million in consulting costs.
Adjusted Corporate operating costs is defined as the portion of the Company’s total adjusted operating costs that is not attributable to any of the three operating segments.
The Company previously stated that it expected adjusted Corporate operating costs excluding amortization to be approximately $10 million in the third quarter of fiscal 2026. Adjusted Corporate operating costs excluding amortization were $10.3 million in the third quarter of fiscal 2026.
The Company continues to expect adjusted Corporate operating costs excluding amortization to be approximately $10 million in the fourth quarter of fiscal 2026.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $1.7 million, or 6.1%, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 primarily due to an increase of $0.8 million in variable incentive plan costs and an increase of $0.6 million in consulting costs.
Adjusted research and development expenses increased by $1.4 million, or 5.2%, to $28.2 million in the third quarter of fiscal 2026 compared to $26.8 million the third quarter of fiscal 2025, primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses increased by $5.9 million, or 25.2%, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, primarily due to an increase of $2.3 million in salaries and benefits expense, an increase of $0.8 million in marketing expense, an increase of $0.8 million in variable incentive plan costs and an increase of $0.6 million in stock compensation expense.
Adjusted sales and marketing expenses increased by $5.3 million, or 23.2%, to $28.1 million in the third quarter of fiscal 2026 compared to $22.8 million in the third quarter of fiscal 2025. The increase was primarily due to an increase of $2.3 million in salaries and benefits expense, an increase of $0.8 million in marketing expense and an increase of $0.8 million in variable incentive plan costs.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.

General and administrative expenses decreased by $0.3 million, or 0.8%, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The decrease was primarily due to a decrease of $0.8 million in infrastructure costs and a decrease of $0.6 million in facilities cost, partially offset by an increase of $0.6 million in stock compensation expense.
Adjusted general and administrative expenses decreased by $0.5 million, or 1.8%, to $27 million in the third quarter of fiscal 2026 compared to $27.5 million in the third quarter of fiscal 2025. The decrease was primarily due to a decrease of $0.8 million in infrastructure costs and a decrease of $0.6 million in facilities cost, partially offset by an increase of $0.3 million in variable incentive plan costs.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended November 30, 2025 compared to the quarter ended November 30, 2024. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	November 30, 2025	November 30, 2024	Change
Property, plant and equipment	$1.3	$1.8	$(0.5)
Intangible assets	1.1	2.6	(1.5)
Total	$2.4	$4.4	$(2.0)

	Included in Cost of Sales
	November 30, 2025	November 30, 2024	Change
Property, plant and equipment	$0.1	$0.1	$—
Intangible assets	1.5	1.5	—
Total	$1.6	$1.6	$—
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $2.0 million was primarily due to the lower cost base of assets.
Adjusted amortization expense decreased by $0.5 million to $2.1 million in the third quarter of fiscal 2026 compared to $2.6 million in the third quarter of fiscal 2025 primarily due to the lower cost base of assets.
Amortization included in Cost of Sales
Amortization expense relating to certain intangible assets employed in the Company’s licensing operations was $1.6 million in the third quarter of fiscal 2026 and was consistent with the third quarter of fiscal 2025.
Investment Income, Net
Investment income, net, which includes the interest expense from the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), was $2.9 million in the third quarter of fiscal 2026 and increased by $3.5 million from investment loss, net of $0.6 million in the third quarter of fiscal 2025. The increase was primarily due to unrealized losses recognized from observable price changes on non-marketable equity investments without readily determinable fair value in the third quarter of fiscal 2025 which did not recur and a higher return on cash and investments in the third quarter of fiscal 2026 due to the higher cash and investments balance.
Income Taxes
For the third quarter of fiscal 2026, the Company’s net effective income tax expense rate was approximately 7% (third quarter of fiscal 2025 - net effective income tax expense rate of approximately 169%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.

Net Income (Loss)
The Company’s net income for the third quarter of fiscal 2026 was $13.7 million, or $0.02 basic and diluted earnings per share on a U.S. GAAP basis (third quarter of fiscal 2025 - net loss $10.5 million, or $0.02 basic and diluted loss per share). The period over period change of $24.2 million was primarily due to a loss from discontinued operations in the third quarter of fiscal 2025 which did not recur, partially offset by an increase in operating expenses, as described above in “Operating Expenses”, a decrease in revenue, as described above in “Revenue by Segment” and a decrease in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $26.8 million in the third quarter of fiscal 2026, or $0.05 adjusted basic earnings per share (third quarter of fiscal 2025 - adjusted net income of $11.7 million, or 0.02 adjusted basic loss per share). The increase in adjusted net income of $15.1 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The Company previously stated that it expected adjusted EBITDA to be in the range of $20 to $28 million in the third quarter of fiscal 2026. Adjusted EBITDA was $28.7 million in the third quarter of fiscal 2026.
The Company previously stated that it expected non-GAAP EPS to be in the range of $0.02 per share to $0.04 per share in the third quarter of fiscal 2026. Non-GAAP EPS was $0.05 in the third quarter of fiscal 2026 primarily due to Secure Communications exceeding the top end of their expected adjusted EBITDA range as discussed above in “Adjusted Gross Margin and Adjusted EBITDA by Segment”.
The Company previously stated that it expected operating cash flow to be in the range of $10 million to $20 million in the third quarter of fiscal 2026. Operating cash flow was $17.9 million in the third quarter of fiscal 2026.
The Company expects adjusted EBITDA to be in the range of $22 million to $32 million in the fourth quarter of fiscal 2026. The Company previously stated that it expected adjusted EBITDA to be in the range of $82 million to $101 million in fiscal 2026 as a whole. The Company now expects adjusted EBITDA to be in the range of $94 million to $104 million in fiscal 2026 as a whole due to the reasons discussed above in “Adjusted Gross Margin and Adjusted EBITDA by Segment”.
The Company expects non-GAAP EPS to be in the range of $0.03 per share to $0.05 per share in the fourth quarter of fiscal 2026. The Company previously stated that it expected non-GAAP EPS to be in the range of $0.11 per share to $0.15 per share in fiscal 2026 as a whole. The Company now expects non-GAAP EPS to be in the range of $0.14 per share to $0.16 per share in fiscal 2026 as a whole due to the reasons discussed above in “Adjusted Gross Margin and Adjusted EBITDA by Segment” and a reduction in expected tax expense for fiscal 2026.
The Company expects operating cash flow to be in the range of $40 million to $45 million in the fourth quarter of fiscal 2026. The Company previously stated that it expected operating cash flow to be in the range of $35 million to $40 million for fiscal 2026 as a whole. The Company now expects operating cash flow to be in the range of $43 million to $48 million for fiscal 2026 as a whole due to stronger than expected performance in the first nine months of fiscal 2026.
The Company does not provide a reconciliation of expected adjusted EBITDA and expected non-GAAP basic EPS for the fourth quarter of fiscal year 2026, and for fiscal 2026 as a whole, to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges and impairment charges and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 590.9 million common shares for basic earnings per share and 596.3 million common shares for diluted earnings per share for the third quarter of fiscal 2026 (third quarter of fiscal 2025 - 591.2 million common shares for basic and 593.5 million common shares for diluted loss per share). The weighted average number of shares outstanding includes the cumulative effects of share repurchases pursuant to the NCIB (as defined below) share buyback program during the quarter ended November 30, 2025.

Results of Operations - Nine months ended November 30, 2025 compared to the nine months ended November 30, 2024
The following section sets forth certain consolidated statements of operations data for the nine months ended November 30, 2025 and November 30, 2024:

	For the Nine Months Ended
	(in millions, except for share and per share amounts)
	November 30, 2025	November 30, 2024	Change
Revenue	$393.1	$393.2	$(0.1)
Gross margin	296.8	290.8	6.0
Operating expenses	271.4	282.0	(10.6)
Investment income, net	7.7	6.1	1.6
Income before income taxes	33.1	14.9	18.2
Provision for income taxes	4.2	15.6	(11.4)
Income (loss) from continuing operations	28.9	(0.7)	29.6
Loss from discontinued operations	—	(70.9)	70.9
Net income (loss)	$28.9	$(71.6)	$100.5
Earnings (loss) per share - reported
Basic	$0.05	$(0.12)	$0.17
Diluted	$0.05	$(0.12)	$0.17

Weighted-average number of shares outstanding (000’s)
Basic	593,386	590,537
Diluted (1)	598,054	590,537
______________________________
(1)Diluted earnings per share on a U.S. GAAP basis for the first nine months of fiscal 2026 and 2025 does not include the dilutive effect of the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”) as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for the first nine months of fiscal 2025 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 8 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Nine Months Ended
	(in millions)
	November 30, 2025	November 30, 2024	Change
Revenue by Segment
QNX	$189.3	$170.2	$19.1
Secure Communications	186.4	205.3	(18.9)
Licensing	17.4	17.7	(0.3)
	$393.1	$393.2	$(0.1)

% Revenue by Segment
QNX	48.2%	43.3%
Secure Communications	47.4%	52.2%
Licensing	4.4%	4.5%
	100.0%	100.0%

QNX
The increase in QNX revenue of $19.1 million was primarily due to an increase of $8.1 million in royalty revenue, an increase of $6.8 million in development seat revenue and an increase of $5.8 million in BlackBerry Radar revenue, partially offset by a decrease of $1.8 million in professional services revenue.
Secure Communications
The decrease in Secure Communications revenue of $18.9 million primarily due to a decrease of $20.4 million in Secusmart product revenue and a decrease of $2.6 million in BlackBerry UEM license revenue, partially offset by an increase of $2.7 million in professional services revenue and an increase of $1.4 million in BlackBerry AtHoc product revenue.
Licensing
The decrease in Licensing revenue of $0.3 million was primarily due to a decrease in revenue from the Company’s intellectual property licensing arrangements.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Nine Months Ended
	(in millions)
	November 30, 2025	November 30, 2024	Change
Revenue by Geography
North America	$181.6	$176.9	$4.7
Europe, Middle East and Africa	133.1	140.8	(7.7)
Other regions	78.4	75.5	2.9
	$393.1	$393.2	$(0.1)

% Revenue by Geography
North America	46.2%	45.0%
Europe, Middle East and Africa	33.9%	35.8%
Other regions	19.9%	19.2%
	100.0%	100.0%
North America Revenue
The increase in North America revenue of $4.7 million was primarily due to an increase of $5.9 million in BlackBerry QNX development seat revenue and an increase of $5.7 million in BlackBerry Radar revenue, partially offset by a decrease of $4.4 million in BlackBerry UEM revenue and a decrease of $2.9 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The decrease in Europe, Middle East and Africa revenue of $7.7 million was primarily due to a decrease of $20.1 million relating to product revenue in Secusmart, partially offset by an increase of $5.6 million in BlackBerry UEM revenue, an increase of $3.7 million BlackBerry QNX development seat revenue and an increase of $3.5 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
The increase in other regions of $2.9 million was primarily due to an increase of $7.2 million relating to BlackBerry QNX royalty revenue, partially offset by a decrease of $2.8 million in BlackBerry QNX development seat revenue and a decrease of $0.7 million in BlackBerry UEM revenue.

Consolidated Gross Margin
Consolidated gross margin increased by $6 million to approximately $296.8 million in the first nine months of fiscal 2026 (first nine months of fiscal 2025 - $290.8 million). The increase was primarily due to an increase in revenue from QNX due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in revenue from BlackBerry UEM and Secusmart product revenue, as the cost of sales for most software and services products does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 1.5%, to approximately 75.5% of consolidated revenue in the first nine months of fiscal 2026 (first nine months of fiscal 2025 - 74.0%). The increase was primarily due to a change in mix, specifically a higher relative gross margin contribution from Secusmart and QNX.
Adjusted Gross Margin and Adjusted EBITDA by Segment
See “Business Overview” and “Third Quarter Fiscal 2026 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Nine Months Ended
	(in millions)
	QNX			Secure Communications			Licensing
	November 30,		Change	November 30,		Change	November 30,		Change
	2025	2024		2025	2024		2025	2024
Segment revenue	$189.3	$170.2	$19.1	$186.4	$205.3	$(18.9)	$17.4	$17.7	$(0.3)
Segment cost of sales	33.2	27.7	5.5	56.9	68.2	(11.3)	4.6	4.5	0.1
Segment adjusted gross margin	$156.1	$142.5	$13.6	$129.5	$137.1	$(7.6)	$12.8	$13.2	$(0.4)
Segment adjusted gross margin %	82%	84%	(2%)	69%	67%	2%	74%	75%	(1%)
Segment research and development	42.5	46.8	(4.3)	33.8	35.1	(1.3)	—	—	—
Segment sales and marketing	39.3	32.1	7.2	38.1	34.4	3.7	—	—	—
Segment general and administrative	26.7	25.4	1.3	22.7	30.5	(7.8)	4.7	5.6	(0.9)
Less amortization included in the above	2.0	1.7	0.3	1.7	2.6	(0.9)	6.6	6.8	(0.2)
Segment adjusted EBITDA	$49.6	$39.9	$9.7	$36.6	$39.7	$(3.1)	$14.7	$14.4	$0.3
QNX
The increase in QNX adjusted gross margin of $13.6 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to BlackBerry Radar hardware devices.
The decrease in QNX adjusted gross margin percentage of 2% was primarily due to a change in mix, specifically an increased gross margin contribution from BlackBerry Radar which has a lower relative gross margin percentage.
The increase in QNX adjusted EBITDA of $9.7 million was primarily due to the reasons discussed above in “Revenue by Segment” and a benefit from SIF claims, partially offset by an increase in costs of sales related to BlackBerry Radar hardware devices and an increase in salaries and benefits expense. The Company does not expect to receive any further benefits from SIF claims.
Secure Communications
The decrease of Secure Communications adjusted gross margin of $7.6 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The increase in Secure Communications adjusted gross margin percentage of 2% was primarily due to a change in mix, specifically an increased gross margin contribution from Secusmart software licenses.

The decrease of Secure Communications adjusted EBITDA of $3.1 million was primarily due to a decrease in revenue due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in salaries and benefits expense.
Licensing
The decrease in Licensing adjusted gross margin of $0.4 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in Licensing adjusted gross margin percentage of 1% was due to the same reasons discussed above.
The increase in Licensing adjusted EBITDA of $0.3 million was primarily due to a decrease in legal expense and patent abandonments.
Operating Expenses
The table below presents a comparison of research and development, selling, marketing and administration, and amortization expense for the nine months ended November 30, 2025, compared to the nine months ended November 30, 2024.

	For the Nine Months Ended
	(in millions)
	November 30, 2025	November 30, 2024	Change
Revenue	$393.1	$393.2	$(0.1)
Operating expenses
Research and development	80.2	85.6	(5.4)
Sales and marketing	82.4	68.5	13.9
General and administrative	98.1	109.5	(11.4)
Amortization	9.5	13.7	(4.2)
Impairment of long-lived assets	1.2	4.7	(3.5)
Total	$271.4	$282.0	$(10.6)

Operating Expense as % of Revenue
Research and development	20.4%	21.8%
Sales and marketing	21.0%	17.4%
General and administrative	25.0%	27.8%
Amortization	2.4%	3.5%
Impairment of long-lived assets	0.3%	1.2%
Total	69.0%	71.7%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the nine months ended November 30, 2025 and November 30, 2024.
U.S. GAAP Operating Expenses
Operating expenses decreased by $10.6 million, or 3.8%, in the first nine months of fiscal 2026, compared to the first nine months of fiscal 2025. The decrease was primarily due to an increase in benefits of $8.3 million from SIF claims filed, a decrease of $4.2 million in amortization expense, a decrease of $3.5 million in impairment of long-lived asset impairment, a decrease of $2.6 million in infrastructure costs and a decrease of $2.3 million in restructuring costs, partially offset by an increase of $3.3 million in salaries and benefits expense, an increase of $2.1 million in consulting costs, an increase of $1.9 million in variable incentive plan costs and an increase of $1.7 million in stock compensation expense.

Adjusted Operating Expenses
Adjusted operating expenses decreased by $4.4 million, or 1.8%, to $238.6 million in the first nine months of fiscal 2026, compared to $243 million the first nine months of 2025. The decrease was primarily due to an increase in benefits of $8.3 million from SIF claims filed and a decrease of $2.6 million in infrastructure costs, partially offset by an increase of $3.3 million in salaries and benefits expense, an increase of $2.1 million in consulting costs and an increase of $1.9 million in variable incentive plan costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses decreased by $5.4 million, or 6.3%, in the first nine months of fiscal 2026, compared to the first nine months of fiscal 2025. The decrease was primarily due to an increase in benefits of $8.3 million from SIF claims filed, partially offset by an increase of $1.8 million in consulting costs.
Adjusted research and development expenses decreased by $5.4 million, or 6.6%, to $76.1 million in the first nine months of fiscal 2026, compared to $81.5 million in the first nine months of fiscal 2025. The decrease was primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses increased by $13.9 million, or 20.3%, in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. The increase was primarily due to an increase of $6.3 million in salaries and benefits costs, an increase of $1.8 million in stock compensation expense, an increase of $1.4 million in sales incentive plan cost, an increase of $1.4 million in variable incentive plan costs and an increase of $1.2 million in marketing costs.
Adjusted sales and marketing expenses increased by $12.1 million, or 18.2%, to $79 million in the first nine months of fiscal 2026 compared to $66.4 million in the first nine months of fiscal 2025. The increase was primarily due to an increase of $6.3 million in salaries and benefits expense, an increase of $1.4 million in sales incentive plan costs, an increase of $1.4 million in variable incentive plan costs and an increase of $1.2 million in marketing costs.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $11.4 million, or 10.4%, in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. The decrease was primarily due to a decrease of $3.6 million in salaries and benefits expense, a decrease of $3.0 million in infrastructure costs, a decrease of $2.9 million in facilities costs and a decrease of $2.3 million in restructuring costs.
Adjusted general and administrative expenses decreased by $9.1 million, or 10.5%, to $77.6 million in the first nine months of fiscal 2026 compared to $86.7 million in the first nine months of fiscal 2025. The decrease was primarily due to a decrease of $3.6 million in salaries and benefits expense, a decrease of $3.0 million in infrastructure costs and a decrease of $2.9 million in facilities cost.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or costs of sales for the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Nine Months Ended
	(in millions)
	Included in Operating Expense
	November 30, 2025	November 30, 2024	Change
Property, plant and equipment	$3.9	$5.7	$(1.8)
Intangible assets	5.6	8.0	(2.4)
Total	$9.5	$13.7	$(4.2)

	Included in Cost of Sales
	November 30, 2025	November 30, 2024	Change
Property, plant and equipment	$0.2	$0.4	$(0.2)
Intangible assets	4.6	4.5	0.1
Total	$4.8	$4.9	$(0.1)
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $4.2 million was primarily due to the lower cost base of assets.
Adjusted amortization expense decreased by $2.0 million to $6.4 million in the first nine months of fiscal 2026 compared to $8.4 million in the first nine months of fiscal 2025 due to the same reasons described above.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations decreased by $0.1 million in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 due to a lower cost base of assets.
Investment Income, Net
Investment income, net, which includes the interest expense from the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), was $7.7 million in the first nine months of fiscal 2026 and increased by $1.6 million from $6.1 million in the first nine months of fiscal 2025. The increase was primarily due to net unrealized losses recognized from observable price changes on non-marketable equity investments without readily determinable fair value in the first nine months of fiscal 2025 which did not recur and a higher return on cash and investments due to the higher cash and investments balance, partially offset by interest income on a delayed tax refund in the first nine months of fiscal 2025 which did not recur.
Income Taxes
For the first nine months of fiscal 2026, the Company’s net effective income tax expense rate was approximately 13% (first nine months of fiscal 2025 - net effective income tax expense rate of approximately 28%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in loss carry forwards, research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (loss)
The Company’s net income for the first nine months of fiscal 2026 was $28.9 million, or $0.05 basic and diluted earnings per share on a U.S. GAAP basis (first nine months of fiscal 2025 - net loss $71.6 million, or $0.12 basic and diluted loss per share). The period over period change of $100.5 million was primarily due to a loss from discontinued operations in the first nine months of fiscal 2025 which did not recur, a decrease in operating expenses, as described above in “Operating Expenses” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $63.3 million in the first nine months of fiscal 2026 or $0.11 adjusted basic earnings per share (first nine months of fiscal 2025 - adjusted net loss of $5.2 million, or $0.01 adjusted basic loss per share). The increase in adjusted net income of $68.5 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The weighted average number of shares outstanding was 593.4 million for basic earnings per share and 598.1 million for basis diluted earnings per share for the first nine months of November 30, 2025. The weighted average number of shares outstanding was 590.5 million for basic and diluted loss per share for the first nine months of November 30, 2024.

Common Shares Outstanding
On December 16, 2025, there were 590 million voting common shares, 16.8 million restricted share units and 1.6 million deferred share units outstanding. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), as described in Note 6 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $32.8 million to $377.5 million as at November 30, 2025 from $410.3 million as at February 28, 2025, primarily due to repurchases of common shares of $34.0 million pursuant to the NCIB share buyback program.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	November 30, 2025	February 28, 2025	Change
Cash and cash equivalents	$270.3	$266.7	$3.6
Restricted cash and cash equivalents	14.0	13.6	0.4
Short-term investments	33.9	71.1	(37.2)
Long-term investments (1)	59.3	58.9	0.4
Cash, cash equivalents, and investments	$377.5	$410.3	$(32.8)
______________________________
(1)Includes investments in privately-held companies, including common shares of Arctic Wolf that were received as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf. Investments in privately-held companies are considered illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash.
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	November 30, 2025	February 28, 2025	Change
Current assets	$543.2	$591.5	$(48.3)
Current liabilities	253.3	344.3	(91.0)
Working capital	$289.9	$247.2	$42.7
Current Assets
The decrease in current assets of $48.3 million at the end of the third quarter of fiscal 2026 from the end of the fourth quarter of fiscal 2025 was primarily due to a decrease of $37.2 million in short term investments and a decrease of $24.2 million in accounts receivable, net of allowance, partially offset by an increase of $8.4 million in other current assets, an increase of $3.6 million in cash and cash equivalents, an increase of $0.8 million in income taxes receivable and an increase of $0.3 million in other receivables.
At November 30, 2025, accounts receivable, net of allowance was $149.5 million, a decrease of $24.2 million from February 28, 2025. The decrease was primarily due to the collection of a significant receivable from the Government of Malaysia and a decrease in days sales outstanding to 88 days at the end of the third quarter of fiscal 2026 from 102 days at the end of the fourth quarter of fiscal 2025, partially offset by reclassification of a licensing receivable from long-term receivable to accounts receivable.
At November 30, 2025, other current assets were $38.4 million, an increase of $8.4 million from February 28, 2025. The increase was primarily due to an increase of $4.3 million in prepaid professional services and an increase of $2.0 million in inventory.
At November 30, 2025, income taxes receivable were $2.4 million, an increase of $0.8 million from February 28, 2025. The increase was primarily due to tax installments and prepayments required in certain taxable jurisdictions.

At November 30, 2025, other receivables were $48.7 million, an increase of $0.3 million from February 28, 2025. The increase was primarily due to an increase of $1.5 million in SIF claims, partially offset by a decrease of $0.4 million in sublease receivable.
Current Liabilities
The decrease in current liabilities of $91.0 million at the end of the third quarter of 2026 from the end of the fourth quarter of fiscal 2025 was primarily due to a decrease of $40.2 million in deferred revenue, current, a decrease of $20.1 million in accrued liabilities, a decrease of $17.7 million in accounts payable and a decrease of $13.0 million in income taxes payable.
Deferred revenue, current was $121.3 million, which reflects a decrease of $40.2 million compared to February 28, 2025 that was attributable to a decrease of $28.5 million in deferred revenue, current related to BlackBerry UEM, a decrease of $8.1 million in deferred revenue, current related to QNX and a decrease of $3.5 million in deferred revenue, current related to BlackBerry AtHoc product revenue.
Accrued liabilities were $106.1 million at the end of the third quarter of 2026, reflecting a decrease of $20.1 million compared to February 28, 2025, which was primarily due to a decrease of $5.4 million in variable incentive plan accrual, a decrease of $4.2 million in litigation accruals, a decrease of $4.0 million in operating lease liability, current, a decrease of $2.0 million in restructuring cost accrual, a decrease of $1.7 million in professional services accrual, a decrease of $1.6 million related to a lease termination fee accrual and a decrease of $1.5 million in legal cost accrual.
Accounts payable were $13.4 million, reflecting a decrease of $17.7 million from February 28, 2025, which was primarily due to the timing of payments.
Income taxes payable were $12.5 million, reflecting a decrease of $13.0 million from February 28, 2025, which was primarily due to changes in the quarterly tax provision and tax payments.
Cash flows for the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024 were as follows:

	For the Nine Months Ended
	(in millions)
	November 30, 2025	November 30, 2024	Change
Net cash flows provided by (used in):
Operating activities	$4.2	$(25.1)	$29.3
Investing activities	30.8	22.1	8.7
Financing activities	(31.5)	3.1	(34.6)
Effect of foreign exchange gain (loss) on cash and cash equivalents	0.5	(0.4)	0.9
Net increase (decrease) in cash and cash equivalents	$4.0	$(0.3)	$4.3
Operating Activities
The increase in net cash flows provided by operating activities of $29.3 million primarily reflects the changes in working capital.
Investing Activities
During the nine months ended November 30, 2025, cash flows provided by investing activities were $30.8 million and included cash provided by proceeds on sale or maturity of short-term and long-term investments transactions, net of acquisitions, in the amount of $37.4 million, offset by cash used in the acquisition of intangible assets of $4.0 million and the acquisition of property, plant and equipment of $2.6 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $22.1 million and included cash provided by proceeds on sale or maturity of short-term and long-term investments transactions, net of acquisitions, in the amount of $30.4 million, offset by cash used in the acquisition of intangible assets of $5.7 million, the acquisition of property, plant and equipment $2.7 million, and the proceeds on sale of property, plant and equipment of $0.1 million.
Financing Activities
During the nine months ended November 30, 2025, cash used in financing activities was $31.5 million, primarily due to repurchases of common shares of $34.0 million pursuant to the NCIB share buyback program, offset by $2.5 million in common shares issued upon the exercise of stock options and under the employee share purchase plan.
On May 8, 2025, the Company announced that it received acceptance from the Toronto Stock Exchange with respect to a normal course issuer bid (“NCIB”) share buyback program to purchase for cancellation up to 27,855,153 common shares of the

Company, or approximately 4.7% of the outstanding public float at May 5, 2025. The NCIB share buyback program commenced on May 12, 2025, and will terminate on the earliest of May 11, 2026, such date as the Company may determine, or the date on which the maximum number of common shares that may be purchased under the NCIB share buyback program has been reached. The Company is not obligated to repurchase any common shares under the NCIB share buyback program. During the nine months ended November 30, 2025, the Company repurchased 8.6 million common shares at a cost of $34.0 million.
Debt Financing and Other Funding Sources
See Note 6 to the Consolidated Financial Statements for a description of the Company’s $200 million aggregate principal amount of 3.00% senior convertible unsecured notes issued in January 2024 (the “Notes”).
The Company has $13.9 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 3 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were $377.5 million as at November 30, 2025. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at November 30, 2025:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$34.8	$11.8	$23.0
Purchase obligations and commitments	62.6	62.6	—
Debt interest and principal payments	221.0	6.0	215.0
Total	$318.4	$80.4	$238.0
Total contractual and other obligations as at November 30, 2025 increased by $5.6 million as compared to the February 28, 2025 balance of $312.8 million, which was attributable to an increase in purchase obligations and commitments, partially offset by a decrease in operating lease obligations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the third quarter of fiscal 2026 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At November 30, 2025, approximately 13% of cash and cash equivalents, 32% of accounts receivables and 49% of accounts payable were denominated in foreign currencies (February 28, 2025 – 19.0%, 29% and 71%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at November 30, 2025 (after hedging activities), the impact to the Company would be immaterial.

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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at November 30, 2025 was $5.7 million (February 28, 2025 - $6.6 million). There were three customers that comprised more than 10% of accounts receivable as at November 30, 2025 (February 28, 2025 - two customers that comprised more than 10%). During the third quarter of fiscal 2026, the percentage of the Company’s receivable balance that was past due decreased by 13.3% compared to the fourth quarter of fiscal 2025. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was no customer that comprised more than 10% of the Company’s revenue and one customer that comprised 10% of the Company’s revenue in the three and nine months ended November 30, 2025, respectively (three and nine months ended November 30, 2024 - one customer that comprised 18% of the Company’s revenue and one customer that comprised 15% of the Company’s revenue, respectively).
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
ITEM 4. CONTROLS AND PROCEDURES
As of November 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended November 30, 2025, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2025 - September 30, 2025	0	N/A	N/A	20,260,268
October 1, 2025 - October 31, 2025	0	N/A	N/A	20,260,268
November 1, 2025 - November 30, 2025	966,733	$4.14	966,733	19,293,535
On May 8, 2025, the Company announced the initiation of NCIB share buyback program, which was approved by the Toronto Stock Exchange. The program allows for the repurchase of up to 27,855,153 of the Company’s common shares, representing approximately 4.7% of the outstanding public float as of the close of business on May 5, 2025.
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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended November 30, 2025, none of the officers or directors of the Company adopted or terminated trading arrangements for the purchase or sale of the Company’s common shares.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*†	Separation Agreement, dated November 17, 2025, between the Company and Mattias Eriksson.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: December 19, 2025	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Tim Foote
	Name:	Tim Foote
	Title:	Chief Financial Officer