Form 10-K
period 2026-02-28
BLACKBERRY Ltd
filed 2026-04-09
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2026

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

The aggregate market value of voting stock held by non-affiliates of the registrant on August 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common shares as reported by the New York Stock Exchange, was approximately $2.3 billion. The registrant had 587,882,400 common shares issued and outstanding as of April 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended February 28, 2026.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I
ITEM 1. BUSINESS
The Company: A heritage of innovation
Founded in 1984, the Company equips, leading automakers, governments and regulated industries with secure, reliable software that drives productivity, resilience and mission-critical performance. Based in Waterloo, Ontario, the Company has two core divisions, QNX and Secure Communications, each addressing large and growing market opportunities.
The Company’s QNX division develops safe, reliable software for embedded systems across technology-driven industries, including automotive, medical devices, robotics, and industrial automation. The world’s leading automotive OEMs and Tier 1 suppliers rely on QNX® technology, which enables more than 275 million vehicles.
The Company’s Secure Communications division delivers operational resiliency with a government-grade portfolio of secure, certified solutions for mobile fortification, critical communications and crisis management.
The Company was incorporated under the Business Corporations Act (Ontario) and has amalgamated with several of its wholly-owned subsidiaries, the last occurring through the filing of articles of amalgamation on November 4, 2013. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).
Intercorporate Relationships
The Company has four material subsidiaries, all of which are wholly-owned, directly or indirectly, by the Company in each case as at February 28, 2026.

Name of Subsidiary	Jurisdiction of Incorporation or Organization
BlackBerry Corporation	Delaware, U.S.A.
BlackBerry UK Limited	England and Wales
Secusmart GmbH	Duesseldorf, Germany
BlackBerry Singapore Pte. Limited	Singapore
Industry Background
QNX
At an increasing rate, people and systems are being intelligently connected at the edge. This evolution is driven by the proliferation of Internet‑connected devices, advances in compute power, and increasingly sophisticated software capable of enabling real‑time, contextual decision‑making directly on the device. A wide range of industries are undergoing profound transformation as intelligent edge systems unlock new levels of capability, autonomy, and operational efficiency. The Company believes the benefits of the intelligent edge, such as enhanced security, reduced latency, improved reliability, and greater efficiency, will make it a foundational pillar of the digital ecosystem for years to come.
This evolution is further accelerated by increasing connectivity, declining sensor and hardware costs, and continuous innovation in harnessing real‑time edge data. Organizations are increasingly deploying applications that depend on immediate insights to generate dynamic, responsive outputs. They also look to deploy secure, over‑the‑air updates to devices in the field, allowing them to scale, evolve, and adapt to changing customer needs and emerging regulatory requirements.
Among intelligent edge architectures, the automotive industry is the clear leader today, driven by the rapid rise of software‑defined vehicles (“SDVs”). As the most complex robots in wide use currently, SDVs illustrate the escalating intelligence, connectivity, and safety expectations placed on edge systems. Advancements such as the shift from microcontrollers to high‑performance microprocessors, the consolidation of distributed ECUs into centralized compute platforms, and the exponential growth of in‑vehicle data have made powerful, safety‑certified foundational software indispensable for OEMs and Tier 1 suppliers seeking to innovate and monetize vehicle capabilities throughout the product lifecycle.
Similar requirements are now taking hold across other verticals, including industrial automation, healthcare, robotics, and physical artificial intelligence (“AI”), where organizations increasingly demand SDV‑level capabilities. As these industries adopt more autonomous, data‑driven, and software‑defined operating models, the need for a safe, reliable, high‑performance platform is becoming highly relevant for them as well.

The Company believes it is uniquely positioned to lead this cross‑industry shift toward software‑defined edge systems. Its QNX platform, proven over decades in demanding, mission‑critical environments, delivers the reliability, security, safety and real‑time performance these emerging architectures require. With a mature, scalable technology stack designed for mixed‑criticality workloads, the Company offers a strong foundation for customers building the next generation of intelligent, connected edge products across automotive and other rapidly advancing industries.
Secure Communications
The secure communications industry is a critical component of the broader security software market, encompassing a wide range of solutions designed to safeguard sensitive voice, messaging, and data transmissions from unauthorized interference. The escalating frequency and sophistication of cyberattacks, highlighted by high‑profile incidents such as those attributed to the Salt Typhoon group, continue to expose weaknesses in traditional communication networks and reinforce the demand for hardened, security‑led communication platforms.
At the same time, accelerating digital transformation, the rise of mobile and decentralized workforces, and the global expansion of privacy and data protection regulations are driving organizations to reevaluate how and where their sensitive communications are handled. As concerns over data sovereignty intensify, many industries are shifting back toward on‑premise and sovereign‑controlled deployment models to ensure that critical information remains within their jurisdictional and regulatory boundaries. This trend is further increasing the reliance on secure communications solutions that can deliver strong encryption, controlled data residency, and guaranteed operational resilience, without compromising performance or usability.
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
QNX
The QNX division consists of QNX®, BlackBerry Radar® and BlackBerry® Certicom®.
With 45 years of embedded software expertise and a rich intellectual property portfolio, QNX is an industry leader whose high-performance foundational software enables major automakers and industrial giants alike to unlock transformative applications, drive new revenue streams and launch innovative business models, all without sacrificing safety, security and reliability. QNX is a trusted supplier of operating systems, hypervisors, middleware and development tools that help reduce hardware dependency while enabling new possibilities in high-performance computing, standards-based virtualization technologies, and cloud enablement.
QNX offers a growing portfolio of safety-certified, secure and reliable platform solutions and is focused on achieving design wins with automotive OEMs, Tier 1 vendors and automotive semiconductor suppliers. These solutions include the BlackBerry QNX real-time operating system (RTOS), QNX® Hypervisor for Safety and QNX® Software Development Platform (SDP), as well as other products designed to alleviate the challenges of compliance with ISO 26262, the automotive industry’s functional safety standard. The QNX pre-certified microkernel operating system is specifically tailored for safety-critical embedded systems and toolchains that are pre-qualified for building these systems. The QNX Hypervisor for Safety prevents safety systems from potential impact of malfunction in other systems. These products help to reduce time to market and developer friction.
QNX and Vector Informatik GmbH recently introduced Alloy Kore™, a foundational vehicle software platform designed to simplify and accelerate the development of software-defined vehicles. Alloy Kore integrates QNX’s safety-certified RTOS and virtualization capabilities and Vector’s safe middleware modules to deliver a lightweight, scalable foundation for deploying applications across vehicle domains.
QNX is also a preferred supplier of embedded systems for companies building medical devices, robotics, physical AI solutions, rail systems, industrial automation solutions, aerospace and defence systems, and other mission-critical applications. QNX solutions offer the performance, determinism, and trust necessary to enable physical AI systems, being autonomous systems that engage with and act in the real world, powering them to run safely, predictably and at scale. QNX collaborates closely with customers to understand their specific requirements and more quickly and effectively develop solutions to meet their evolving needs. Approximately 20% of QNX revenue is derived from non-automotive embedded systems as of Fiscal 2026.
BlackBerry Radar is a family of asset monitoring and telematics solutions for the transportation and logistics industry. The BlackBerry Radar solution includes devices and secure cloud-based dashboards for tracking containers, trailers, chassis, flatbeds and heavy machinery, for reporting locations and sensor data, and for enabling custom alerts and fleet management analytics.
BlackBerry Certicom leverages patented elliptic curve cryptography to provide device security, anti-counterfeiting and product authentication solutions to deliver end-to-end security with managed public key infrastructure, code signing, and other applied cryptography and key management solutions.
The QNX division also provides engineering consulting services, including services to assist OEM customers to bring their products to market on time, as well as services to ensure compliance with relevant functional safety standards.
Secure Communications
The Secure Communications division consists of BlackBerry SecuSUITE, BlackBerry UEM and BlackBerry AtHoc.
BlackBerry SecuSUITE is a certified, multi-OS voice, messaging and file-sharing solution with advanced encryption, anti-eavesdropping and continuous authentication capabilities, providing a maximum level of security on conventional mobile devices for classified and restricted government use.
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
BlackBerry AtHoc is a secure, networked crisis communications platform that enables people, devices and organizations to exchange information in real time during business continuity and emergency operations, promoting public safety and protecting critical infrastructure. The platform securely connects with a diverse set of endpoints to distribute mass notifications, improve personnel accountability and facilitate the bidirectional collection and sharing of data within and between organizations.
The Secure Communications division also provides enterprise consulting services, including platform-agnostic strategies to address mobility-based challenges, providing expert deployment support, end-to-end delivery (from system design to user training), application consulting, and experienced project management.

Licensing
The Licensing division is responsible for the management and monetization of the Company’s global patent portfolio. The Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, operating systems, networking infrastructure, acoustics, messaging, enterprise software, automotive subsystems, cybersecurity, cryptography and wireless communications. The portfolio provides a competitive advantage in the Company’s core product areas and generates revenue through patent licensing, sales and enforcement activities. As of February 28, 2026, the Company owned approximately 6,100 worldwide patents and applications.
Go to Market
The Company generates revenue primarily from the licensing of enterprise software and the sale of associated services, including QNX embedded software platforms, Secure Communications solutions, and technology licensing. The Company’s go‑to‑market strategy supports both perpetual and subscription‑based business models, providing commercial flexibility while supporting recurring and usage‑based revenue streams.
The Company focuses on regulated industries with vertical‑specific use cases, including automotive, government, financial services, transportation, and healthcare, as well as adjacent markets requiring high‑performance embedded software platforms, such as robotics, medical devices, and industrial automation (the “General Embedded Market” or “GEM”).
QNX
The Company licenses QNX and BlackBerry Certicom technology and provides professional engineering services to OEM customers in the automotive and GEM software markets through a direct sales force and channel partners. QNX revenue is generated through perpetual and subscription licenses and royalty‑based models, including royalties on units shipped, as well as development seats, tools, maintenance, and lifecycle services.
The Company also markets and sells BlackBerry Radar secure asset monitoring products and services to enterprise customers through its internal sales force and third‑party distribution channels, primarily under subscription‑based arrangements..
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
QNX
Trusted by the world’s leading automakers, QNX technology is embedded in more than 275 million vehicles, a year-over-year increase of 20 million and an increase of 100 million since 2020. QNX continues to win an outsized share of advanced SDV architectures and is now working with over 45 automakers, including the top 10 OEMs and 24 of the top 25 top EV OEMs, and with every major Tier 1 supplier.
The QNX strategic roadmap investments are focused on three pillars: (1) innovation at the edge, (2) innovation in safety and security and (3) reduction of developer friction – all underpinned by a cloud-first embedded development strategy. Consistent with this roadmap, the division recently announced new products and progress on key initiatives that it believes will enable it to maintain its strong market position and open up new potential revenue streams.
The new Alloy Kore platform, unveiled jointly with Vector at CES 2026, provides a competitive advantage in the development of SDVs, enabling automakers to innovate faster and with greater confidence. An early access release is now available via different distributions from Vector or QNX, giving automakers flexibility in how they adopt and integrate the solution.
The division has also launched the QNX® General Embedded Development Platform (GEDP), a modular and scalable foundational software stack designed to accelerate go-to-market for developers of embedded systems in the GEM market, while ensuring they meet the highest standards of functional safety, security, and performance.
The QNX division competes principally with other providers of embedded foundational software, including Linux open-source operating systems.
Secure Communications
BlackBerry UEM includes leading unified endpoint management, secure business productivity, application containerization, secure collaboration and digital rights management capabilities. BlackBerry UEM has earned National Information Assurance Partnership (“NIAP”) certification and is an approved mobile device management solution on the U.S. Department of Defense Information Network’s Approved Product List. In fiscal 2026, BlackBerry UEM also became the first mobile device management platform (“MDM”) to be certified by the German Federal Office for Information Security, BSI, certification program for MDM on Apple Indigo (iOS native devices in government operations) and Samsung Knox devices. With the BlackBerry UEM, the Company competes with other MDM and UEM providers.
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
The BlackBerry AtHoc platform is both mobile and scalable, integrating with legacy systems and supporting on-premise and cloud-based deployments. With available incident management and encrypted end-to-end instant messaging capabilities, the platform offers a suite of secure crisis communication services to meet the growing number of use cases for emergency or mass notifications. BlackBerry AtHoc is currently the only critical events management platform authorized with a FedRAMP High certification and is the leading provider of network-centric, interactive crisis communication to the U.S. Department of Defense and the U.S. Department of Homeland Security, among other governmental bodies. BlackBerry AtHoc helps to protect more than 75% of U.S. government personnel.
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
The Company dedicates a major portion of its R&D investments to the development of software products and services for its QNX and Secure Communications divisions. QNX focuses on designing, developing and maintaining safe, secure and high-performance foundational software for embedded systems in markets such as automotive, medical devices, industrial controls, robotics, commercial vehicles, rail, and aerospace and defense. The Secure Communications division is focused on delivering security-first software for governments, regulated industry and critical infrastructure operators where it builds on a foundation of sovereign-grade security that addresses the needs of these customers by protecting data at rest, in transit, and in use, while enabling productivity across these mission-critical environments.
The Company is actively using AI to accelerate work in product engineering and other functions where it is safe to do so, but this usage does not redefine accountability or weaken security discipline. The Company aims to use AI to reduce repetitive work and increase consistency, subject to a guiding principle that human judgment and deterministic verification remain central to all AI-supported operations.
The Company’s investment in longer term research is, in part, supported by taking advantage of specific government financial assistance programs where available. For additional information, see Note 11 to the Consolidated Financial Statements.
Third Party Software Developers
The primary development platform for QNX-based systems is the QNX SDP, which includes the QNX Operating System and the QNX Tool Suite featuring the QNX Toolkit for Visual Studio Code and the Momentics® integrated development environment. The QNX SDP is complemented by the QNX Hypervisor, QNX® OS for Safety, QNX Hypervisor for Safety, QNX® Sound, QNX Cabin, and other products in the QNX product portfolio. Through the QNX Everywhere initiative, the

Company provides free access to the QNX SPD to students, hobbyists, and prototypers for non-commercial use. More than 12,000 non-commercial licenses have been issued and QNX has signed more than 80 memoranda of understanding with universities across India and North America to integrate QNX tools and technologies into engineering curricula. In this way, the Company aims to equip developers to build QNX-based embedded systems across multiple market segments.
The Company offers the BlackBerry Development Platform, an enterprise-grade toolset which enables application developers and ISVs to build secure, powerful and customized solutions for secure communications use cases and to commercialize them on the BlackBerry® Marketplace for Enterprise Software. The platform includes the BlackBerry Dynamics software development kit (“SDK”), which allows developers to integrate BlackBerry security into their enterprise applications, resulting in a managed application where corporate data is isolated and protected at all times, both while at rest and in transit. The platform also includes SDKs for BlackBerry UEM, BlackBerry Workspaces, BlackBerry AtHoc and other products.
In addition, the Company maintains the BlackBerry AtHoc Development Partner Program, which invites partners to integrate with the BlackBerry AtHoc service and allows them to create alerts based on more event types or to leverage alerting capabilities based on critical events from within other systems.
Intellectual Property
The Company protects its technology through a combination of patents, designs, copyrights, trade secrets, confidentiality procedures and contractual arrangements. The Company seeks to patent key concepts, components, protocols, processes and other inventions that it considers to have commercial value or that will likely give the Company a technological advantage. Although the Company applies for patent protection primarily in Canada, Europe and the United States, the Company has filed, and will continue to file, patent applications in other countries where there exists a strategic technological or business reason to do so. To broadly protect the Company’s inventions, the Company has a team of in-house patent attorneys and also consults with outside patent attorneys who interact with employees, review invention disclosures and prepare patent applications on a broad array of core technologies and competencies. As a result, the Company owns rights to an array of patented and patent pending technologies which include, but are not limited to, cybersecurity, cryptography, machine learning, artificial intelligence, operating systems, acoustics, messaging, enterprise software, automotive subsystems, networking infrastructure and wireless communications. As of February 28, 2026, the Company owned approximately 6,100 worldwide patents and applications.
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
The Company collects and uses a wide variety of information for various purposes in its business, including to help ensure the integrity of its services and to provide features and functionality to customers. This aspect of the Company’s business is subject to a broad array of evolving privacy and data protection laws, including the European Union’s General Data Protection Regulation, regional privacy frameworks such as the Asia-Pacific Economic Cooperation Privacy Framework, and national and state laws within the United States, including the California Privacy Rights Act. These laws impose strict operational requirements and can provide for significant penalties for non-compliance. Elements of these evolving laws and regulations, as well as their interpretation and enforcement, remain unclear and the Company may be required to modify its practices to comply with them in the future.
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

Name and Residence	Current Position with Company	Principal Occupation During the Last Five Years (other than Current Position with Company)
Jennifer Armstrong-Owen Washington, USA	Chief People Officer	Senior Vice President, People, OfferUp (2023-2024); Senior Vice President, People, SeekOut (2021-2023)
Tim Foote Texas, USA	Chief Financial Officer	Chief Financial Officer, Cybersecurity (2024); Vice President, Investor Relations (2019-2024)
John Giamatteo Texas, USA	Chief Executive Officer; President, Secure Communications; Director	President, Cybersecurity (2021-2023)
Phil Kurtz Ontario, Canada	Chief Legal Officer and Head of Government Affairs	Vice President, Deputy General Counsel and Corporate Secretary (2021-2022)
Human Capital
The Company’s 1,749 regular employees, contract workers and student workers as of February 28, 2026 work as a team in 15 countries worldwide, with approximately 57% in Canada, 14% in the U.S., and 29% outside of North America. None of the Company’s employees in Canada or the United States are represented by a labour union; however, employees of certain foreign subsidiaries in Europe are represented by works councils.
The Company offers employees an equitable and competitive total rewards program, designed to recognize and reward both individual and company performance. The Company provides a range of financial and benefit programs such as its employee share purchase program, employee recognition program, retirement savings plans, family-friendly leave policies, health and wellness programs, employee and family assistance program, as well as corporate discounts, all designed to support the overall wellness of the Company’s employees and their families.

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
The Company believes career development is unique and personal for each employee. The Company offers career development and growth in many forms such as stretch assignments, enhanced scope or responsibility, lateral movement, and promotions. The Company employs a model of continuous performance feedback to encourage employees to broaden their scope and understanding of the business, and to build additional skills to attain their career aspirations. Employees are supported in their growth and development through the Company’s tuition and educational reimbursement program, subsidies for professional association memberships, and partnerships with various industry networks. The Company invests in a paid co-op and intern student program, supporting the personal and professional development of the next generation of BlackBerry talent.
Available Information
The Company’s internet address is www.blackberry.com. The Company’s website is included in this Annual Report on Form 10-K as an inactive textual reference only. Information contained on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.
Access to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, supplemental financial information, earnings press releases, and amendments to these reports filed with or furnished to the SEC may be obtained free of charge as soon as is reasonably practical after we electronically file or furnish them through the Investors section of the Company’s website at www.blackberry.com/ca/en/company/investors. In addition, the Company’s filings with the SEC may be accessed through the SEC’s website at www.sec.gov and the Company’s filings with the Canadian Securities Administrators (“CSA”) may be accessed through the CSA’s System for Electronic Data Analysis and Retrieval + (“SEDAR+”) at www.sedarplus.ca. Except for the documents specifically incorporated by reference in this Annual Report on Form 10-K, information contained on the SEC or CSA websites is not incorporated by reference in this Annual Report on Form 10-K and should not be considered to be a part of the Annual Report. All statements made in any of the Company’s securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by applicable law.
ITEM 1A. RISK FACTORS
Investors in the Company’s securities should carefully consider the following risks, as well as the other information contained in MD&A (as defined below) and elsewhere in this Annual Report on Form 10-K for the fiscal year ended February 28, 2026. Any of the following risks, in whole or in part, could materially and adversely impact the Company’s business, financial condition and operating results. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties, including those of which the Company is unaware or the Company currently deems immaterial, may also have a material adverse effect on the Company’s business, financial condition and results of operations
Risks Related to the Company’s Business
The Company may not be able to maintain or expand its customer base for its software and services offerings to grow revenue or achieve sustained profitability.
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
Further, the Company’s future success depends in part on the growth, if any, in the markets for embedded solutions and secure communications software. If growth trends in the Company’s target markets do not continue or are delayed due to security incidents, technological challenges, lack of customer acceptance, weakening economic conditions or other reasons, demand for the Company’s products, and those of its competitors, could be negatively affected.
The Company faces intense competition.
The Company is engaged in markets that are highly competitive and rapidly evolving, and both the nature of the competition and the scope of the business opportunities afforded by the markets in which the Company competes are uncertain. The Company’s competitors, including new market entrants, may implement new technologies before the Company does, deliver new products and services earlier, or provide products and services that are disruptive or that are attractively priced or enhanced or better quality compared to those of the Company, making it more difficult for the Company to win or preserve market share.
Some of the Company’s competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than the Company does. Some of the Company’s OEM and Tier 1 customers have advanced the internal development of embedded solutions, and are exploring the use of open source software that is perceived to be free to use. Further, some of the Company’s competitors may be able to leverage their relationships with enterprise customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing the Company’s solutions, including by selling at zero or negative margins, product bundling or offering closed technology platforms. In addition, competition may intensify as the Company’s competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with the Company’s business.
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
The industries in which the Company competes are characterized by rapid technological change, frequent new product introductions, frequent market price reductions, constant improvements in features and short product life cycles. The Company’s future success depends upon its ability to enhance and integrate its current products and services, to provide for their compatibility with evolving industry standards and regulations, to address competing technologies and evolving security threats, and to continue to develop and introduce new products and services offering enhanced performance and functionality on a timely basis at competitive prices.
Rapid advances in generative AI and automated coding tools are reducing the time and cost required to design, test, and deploy software applications. As these technologies become widely accessible, existing and emerging competitors may accelerate their development cycles, release new features more quickly, or replicate functionality comparable to that of the Company’s products with materially lower investment. Similarly, the use of AI technologies or increasingly pervasive open source tools by the Company’s customers to support development internally could have a negative impact on the Company’s business, including the revenues derived from the number of user licenses and the provision of professional services. If the Company is unable to integrate AI-enabled development at a competitive pace, its market position, customer acquisition, and renewal rates could be adversely affected.
The successful introduction of new software platforms, such as the Alloy Kore™ platform recently launched by QNX with Vector Informatik, is inherently uncertain and involves numerous costs and risks, including delays in development, unforeseen technical challenges, integration complexities, and lower‑than‑expected customer adoption. If a new platform fails to perform as intended, fails to drive market adoption, or generates unanticipated maintenance and support costs, the Company’s competitive position, brand reputation and financial results could be materially adversely affected.
If the Company is unable to enhance, develop, introduce and monetize products and services in a timely manner in response to changing market conditions or customer requirements, or if the features of the Company’s new products and services do not meet the demands of its customers or are not sufficiently differentiated from those of its competitors, the Company’s products and services may not achieve market acceptance and the Company’s business, results of operations and financial condition could be materially harmed.

Significant changes in government customer demand or procurement requirements could have an adverse effect on the Company’s business and results of operations.
The Company’s Secure Communications business depends, to a significant degree, on sales to government organizations. Government demand for communications solutions that support digital sovereignty and can be hosted on-premise, such as the Company’s Secure Communications products, has increased in recent months; however, government procurement is unpredictable and subject to budgetary uncertainty and to reductions or delays in funding authorizations or processes. Government demand and payment for the Company’s products and services may also be impacted by changes in the political and administrative environment, including cost-cutting initiatives and changes in leadership, policies or priorities, and by shifting government attitudes towards the Company and the territories in which it operates. Such changes could cause governments and governmental agencies to delay or refrain from purchasing the Company’s solutions or otherwise have an adverse effect on the Company’s business and results of operations.
Sales to government entities and performance on classified contracts may require the Company to obtain personnel security clearances and facility clearances, and there is no guarantee that the Company will be able to obtain or maintain such clearances. In addition, government product requirements are often technically complex and the Company may be required to make costly changes to its products to meet such requirements without any assurance that such changes will generate a positive return or improve the efficacy of its products.
The Company’s sales cycles can be long and unpredictable and its sales efforts require considerable time and expense.
For many customers, licensing the Company’s solutions represents a significant strategic decision and, as a result, sales cycles can be long and unpredictable, particularly during times of rising economic or geopolitical uncertainty. When dealing with automotive, government or large regulated enterprise customers, the Company is subject to risks related to increased customer bargaining power and pricing pressure, extended evaluation periods, regulatory changes, compliance with procurement requirements, complex approval systems, and unanticipated administrative delays. QNX revenue recognition is also subject to delays in the advancement of software-defined vehicle programs and the time to the start of production of new designs by automotive and GEM OEMs.
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
The occurrence or perception of a breach of the Company’s network cybersecurity measures or an inappropriate disclosure of confidential or personal information could significantly harm its business
The Company is continuously exposed to cyber threats through the actions of outside parties, such as hacking, viruses, and other malicious software, denial of service attacks, industrial espionage and other methods designed to breach the Company’s network or data security, which may be further enhanced in frequency or effectiveness through threat actors’ use of AI. The Company is also exposed to risk as a result of process, coding or human errors and through attempts by third parties to fraudulently induce employees to provide access to confidential or personal information. Although malicious attempts to gain unauthorized access to such information affect many companies across various industries, the Company is at a relatively greater risk of being specifically targeted because of its reputation for security and reliability.
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
Although to date the Company has not experienced any material financial or other losses relating to technology failure, cyberattacks or security breaches, there is no assurance that the Company will not experience material loss or damage in the future. If the network and product security measures implemented by the Company or its partners, including third-party data center operators, cloud service providers and product manufacturers are breached, or perceived to be breached, or if the confidentiality, integrity or availability of the Company’s data, including intellectual property and legally protected personal data, is compromised, the Company could be exposed to significant litigation, service disruptions, investigation and remediation costs, regulatory sanctions, fines and contractual penalties. In addition, any such event could materially damage the Company’s reputation, which is built in large measure on the security and reliability of BlackBerry products and services, and could result in the loss of investor confidence, channel partners, competitive advantages, revenues and customers, including the Company’s most significant OEM, government and regulated enterprise customers. While the Company maintains cybersecurity insurance, the Company’s coverage may be insufficient to cover all losses or types of claims that may arise from cyber incidents, and any incidents may result in the loss of, or increased costs of, the Company’s insurance.
The Company’s use of AI technology and tools in its operations and in product development may expose the Company to reputational harm, operational challenges, legal liability, and regulatory concerns
The Company is increasingly incorporating AI technologies, including generative AI, into its operations to make business processes more efficient. The introduction of generative AI into the Company’s operations may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect the Company’s business, reputation, or financial results. Known risks of generative AI currently include risks related to errors, algorithmic bias, flawed training methodologies, privacy and security, and data provenance. For example, generative AI may create content that appears to be correct but is factually inaccurate or contains copyrighted or other protected material. If the Company uses such flawed or protected content to its detriment or the owners of such copyrighted material seek to enforce their rights, the Company may be exposed to brand or reputational harm, competitive harm and/or legal liability.
The evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase the Company’s compliance, governance and research and development costs, or increase the Company’s exposure to regulatory scrutiny, proceedings and claims with the potential to result in significant penalties and reputational harm.
The Company has begun to rely on commercial AI models to support elements of its software development lifecycle. Any failure by our employees, contractors, or partners to adhere to our policies regarding the appropriate use of AI in development could result in violations of confidentiality obligations, laws, or regulations, jeopardize the Company’s intellectual property rights, or expose the Company’s products or business systems to defects and malware, any of which could adversely affect the Company’s business, financial condition, results of operations, and prospects. Additionally, the integration of these models into engineering workflows may expose the Company to heightened regulatory scrutiny with respect to products that are classified as high‑risk under emerging global AI and safety‑critical regulations. Failure to demonstrate adequate human review and testing or explainability of AI‑assisted development processes could delay product approvals or impair the Company’s ability to offer solutions in regulated markets. Changes in model performance, licensing terms, training‑data provenance, or vendor compliance with applicable AI regulations may impair the Company’s ability to validate and certify its products.
Adverse macroeconomic and geopolitical conditions, including trade policies and national security concerns, have had and may in the future have a material adverse effect on the Company’s business, results of operations and financial condition.
Challenging macroeconomic conditions, including as a result of geopolitical events, changes to international trade policies, public health crises, changes in inflation and interest rates, and disruptions in government operations, automotive labour and global supply chains have negatively impacted and may in the future negatively impact market demand for automobiles and other intelligent edge devices, as well as secure communications solutions. Sales cycles, in turn, have been materially affected and may in the future materially affect the Company’s business, results of operations and financial condition. Such economic factors and uncertainties are beyond the Company’s control and the Company has no comparative advantage in forecasting their effects.
Additionally, the imposition of tariffs and national security policies relating to technology supply chains or other barriers to trade that directly or indirectly impact the Company’s automotive customers, or the Company’s ability to transact business with certain customers, could have a material adverse effect on the Company’s results of operations. For example, since 2025 the U.S. presidential administration has imposed or threatened to impose new tariffs on imported products from Canada, Mexico, China and other countries, including most notably tariffs on imports of steel, aluminum and automobiles. The administration has also proposed or is in the process of imposing additional tariffs and has indicated that it intends to pursue significant renegotiations of the Canada–United States–Mexico Agreement (known as the U.S.–Mexico–Canada Agreement in the United States) beginning later in 2026. Such U.S. tariffs, any retaliatory tariffs, or trade negotiations may adversely affect the operations of the Company’s customers and, consequently, demand for the Company’s solutions. There can be no assurance that the Company will be able to mitigate the impacts of any trade measures, which could be material to the Company’s business operations or harm the Company’s competitive position.
A failure or perceived failure of the security features or functionality of the Company’s solutions could materially adversely affect the Company’s reputation, financial condition and results of operations.

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
Additionally, the Company’s products and services are highly complex and may contain design defects, bugs or security vulnerabilities impacting reliability and performance that are difficult to detect and correct. Such internal defects and a variety of external factors, including misconfigurations or errors introduced through collaborations with the Company’s engineering partners, could impair the effectiveness of the Company’s solutions or result in the delay or denial of their market acceptance and may harm the Company’s financial condition, results of operations and reputation as a security solutions vendor. If errors are discovered, correcting them could require significant expenditures by the Company and the Company may not be able to successfully correct them in a timely manner or at all.
Litigation against the Company may result in adverse outcomes.
In the course of its business, the Company faces the risk of litigation claims and enforcement actions arising from its public disclosure. Given the highly competitive and dynamic industry in which the Company operates and the evolution of the Company’s business strategy over time, the Company’s financial results may not follow past trends, making it difficult to predict the Company’s financial results. Consequently, actual results may differ materially from those expressed or implied by the Company’s forward-looking statements and may not meet the expectations of analysts or investors, which can contribute to the volatility of the market price of the Company’s common shares.
In addition, the Company receives general commercial claims related to the conduct of its business and the performance of its products and services, including employment claims, claims for breaches of contractual covenants and other litigation claims, which may potentially include claims relating to improper use of, or access to, personal data. Liability claims related to product defects, bugs or vulnerabilities could give rise to class action litigation or to the withdrawal of certifications, and the Company may be subject to such claims either directly or indirectly through indemnities that it provides to certain of its customers. The Company’s exposure to product liability risk may increase as the Company continues to commercialize its software innovations for autonomous and connected vehicles, as well as physical AI robotics.
Litigation resulting from these claims and from actions asserted by the Company could be costly and time-consuming and could divert the attention of management and key personnel from the Company’s business operations. The complexity of the technology involved and the inherent uncertainty of commercial, class action, securities, employment and other claims increases these risks. In recognition of these considerations, the Company may enter into settlements resulting in material expenditures, the payment of which could have a material adverse effect on the Company’s business, results of operation and financial condition. Similarly, if the Company is unsuccessful in its defence of material litigation claims, the Company may be faced with significant monetary damages or injunctive relief against it that could have a material adverse effect on the Company’s business, BlackBerry brand, results of operations and financial condition. Administrative or regulatory actions against the Company or its employees could also have a material adverse effect on the Company’s business, reputation, results of operations and financial condition. See Note 11 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
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
The Company’s operations rely to a significant degree on the efficient and uninterrupted operation of complex technology systems and networks, which are in some cases integrated with those of cloud service providers and third-party data center operators. The Company’s network operations and technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by fire, earthquake, power loss, telecommunications or computer systems failure, cyberattack, human error, terrorist acts, war, and the threatened or actual suspension of BlackBerry services at the request of a government for alleged non-compliance with local laws or other events. The increased number of third-party applications on the Company’s network may also enhance the risk of network disruption or cyberattack for the Company. There may also be system or network interruptions if new or upgraded systems are defective or not installed properly, or if data center operators fail to meet agreed service levels.
The Company has experienced network events, including those arising from third-party applications, in the past, none of which had a material impact on the Company. Any future outage in a network or system or other unanticipated problem that leads to an interruption or disruption of BlackBerry services, however, could have a material adverse effect on the Company’s business, results of operations and financial condition, and could adversely affect the Company’s reputation.
The Company may not be successful in fostering an ecosystem of third-party application developers.
The Company believes decisions by customers to purchase its products depend and will depend in part on the availability of developers with experience in using the Company’s QNX platform and on the compatibility of software applications and services that are developed and maintained by third-party developers. The Company may not be able to convince third parties to develop and maintain applications for its QNX embedded solutions platforms and secure communications software. The loss of, or inability to maintain these developer relationships may materially and adversely affect the desirability of the Company’s products and, hence, the Company’s revenue from the sale of its products.
The Company’s success depends in part on its relationships with resellers and channel partners.
The Company’s ability to maintain and expand its market reach depends in part on establishing, developing and maintaining relationships with third party resellers and channel partners, especially silicon providers and hardware platform vendors in its QNX embedded software business. Many resellers and channel partners sell products and services of the Company’s competitors and may terminate their relationships with the Company with limited or no notice and limited or no penalty.
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
The Company’s platform depends on interoperability with solutions offered by silicon and hardware platform vendors and other software vendors, such as those provided by Apple, Google and Microsoft, as well as by automotive OEMs. If the Company fails to support timely integrations with third-party solutions, the Company’s business and reputation could suffer. This could further disrupt the Company’s product roadmap and cause it to delay introduction of planned products and services, features and functionality, which could harm the Company’s business. Furthermore, some of the features and functionality in the Company’s products and services require interoperability with APIs from other vendors, and if these vendors decide to restrict the Company’s access to their APIs, that functionality would be lost and the Company’s business could be impaired.
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
In addition, the Company monetizes its patent assets through outbound licensing. Changes in the law may weaken the Company’s ability to collect royalty revenue for licensing its patents. Similarly, licensees of the Company’s patents may fail to satisfy their obligations to pay royalties, or may contest the scope and extent of their obligations. In addition, ongoing commercial relationships with potential licensees may limit the Company’s ability to optimize its patent licensing revenue. Finally, the royalties the Company can obtain to monetize its intellectual property may decline because of the evolution of technology, changes in the selling price of products using licensed patents, or the difficulty of discovering infringements.
The consideration payable to the Company from the sale of its non-core patent portfolio to Malikie Innovations Limited in fiscal 2024 (the “Malikie Transaction”) is expected to include potential future royalty payments. The royalties, if any, that may be earned by the Company from the Malikie Transaction in any particular fiscal year or in the aggregate over the term of the royalty arrangement are difficult to predict, particularly given that any such royalties will depend entirely upon the business success of a third party.
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
As partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, the Company received common shares of Arctic Wolf. The common shares of Arctic Wolf are illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash and they may be difficult to value accurately. The Company may not be able to sell these shares at desired times or prices, which could negatively impact its financial condition and results of operations.
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
Various countries have enacted laws and regulations, adopted controls, license or permit requirements, and restrictions on the export, import, and use of products or services that contain encryption technology. Governmental regulation of encryption technology, including the regulation of imports or exports, could harm the Company’s sales or margins in one or more jurisdictions or impact whether the Company enters, maintains or expands its presence in a particular market. Complying with such regulations could also require the Company to devote additional research and development resources to change the Company’s software or services or alter the methods by which the Company makes them available, which could be costly. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on import or export privileges or adversely affect sales to government agencies or government funded projects.
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
In addition, the Company is exposed to foreign exchange risk as a result of transactions in currencies other than its U.S. dollar functional currency. The majority of the Company’s revenue is denominated in U.S. dollars; however, some revenue, and a substantial portion of operating costs and capital expenditures are incurred in other currencies, primarily Canadian dollars, euros and British Pounds. For more details, please refer to the discussion of foreign exchange and income taxes in the Company’s MD&A for the fiscal year ended February 28, 2026.
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
The market price of the Company’s outstanding common shares has been and continues to be volatile. The market price of the Company’s shares may fluctuate significantly in response to the risks described elsewhere in these Risk Factors, as well as numerous other factors, many of which are beyond the Company’s control, including: (i) announcements by the Company or its competitors of new products and services, acquisitions, divestitures, share buybacks, customer wins or strategic partnerships; (ii) forward-looking financial guidance provided by the Company, any updates to this guidance, or the Company’s failure to meet this guidance; (iii) quarterly and annual variations in operating results, which are difficult to forecast, and the Company’s financial results not meeting the expectations of analysts or investors; (iv) recommendations by securities analysts or changes in earnings estimates; (v) the performance of other technology companies or the increasing market share of such companies; (vi) results of existing or potential litigation; (vii) market rumours; (viii) trading in derivative securities based on the Company’s common shares; or (ix) speculative trading that is not primarily motivated by Company announcements or the condition of the Company’s business. In addition, dilutive share issuances could adversely affect the market price of the Company’s outstanding common shares.
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
The Company’s incident response team, comprised of representatives from the Company’s information technology, information security, product security, engineering, communications, privacy and legal groups, is responsible for addressing potential and actual security threats and other security incidents and implementing the Company’s incident response plan. The Company’s incident response plan includes processes and procedures for assessing potential internal and external threats, activation, escalation, crisis management, notifications, post-incident recovery and after-action review.
The readiness of the incident response team is promoted through table-top exercises and threat simulations, including during the fiscal year ended February 28, 2026. The Company also conducts mandatory training of all employees on its security and data privacy practices and policies and periodically sends simulated phishing emails to employees to build resilience.
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
Cybersecurity Governance
The Board oversees the Company’s enterprise risk management program, including cybersecurity risk. The Audit and Risk Management Committee assist the Board in this oversight. The Company’s internal audit function reports to the Audit and Risk Management Committee and provides independent assurance on the design and operating effectiveness of risk management activities and internal controls related to cybersecurity risk. For more information, see Part 3, Item 10, “Directors, Executive Officers and Corporate Governance – Enterprise Risk Management”.
The Company’s cybersecurity program is managed by the Chief Information Security Officer (“CISO”), who leads a team of information security professionals and is responsible for activities to prevent, detect, mitigate, and remediate cybersecurity risk. The CISO provides quarterly updates to the Board on the program, including security control coverage and effectiveness, vulnerability testing and remediation, and security operations. These updates also address improvements to processes, technology, and governance intended to reduce residual cybersecurity risk.
ITEM 2. PROPERTIES
The Company’s headquarters are located in Waterloo, Ontario, where the campus consists of one leased building with approximately 148,200 square feet. The remaining lease term is approximately five years with the option to renew for an additional five years. The Company’s other significant leased property is its Ottawa, Ontario facility at approximately 147,000 square feet. The remaining lease term is approximately two years with the option to renew for an additional three years. The Company also operates facilities in the United States, Asia-Pacific, Europe and the Middle East for engineering, sales, marketing, research and development and operations, among other general and administrative purposes.
The following table sets forth the location and approximate square footage of the Company’s leased facilities as of February 28, 2026:

(Square feet in thousands)
Location
North America	534
Europe, Middle East and Africa	36
Asia Pacific	61
Total	631
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
On February 28, 2026, there were 1,051 registered holders of record of the Company’s common shares.
Unregistered Sales of Equity Securities
The Company had no unregistered sales of equity securities during fiscal 2026 that were not previously reported.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended February 28, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2025 - December 31, 2025	4,062,670	$3.94	4,062,670	15,230,865
January 1, 2026 - January 31, 2026	—	N/A	N/A	15,230,865
February,1 2026 - February, 28 2026	2,925,342	$3.42	2,925,342	12,305,523
On May 8, 2025, the Company announced the initiation of its normal course issuer bid (“NCIB”) share buyback program, which was approved by the Toronto Stock Exchange. The program allows for the repurchase of up to 27,855,153 of the Company’s common shares, representing approximately 4.7% of the outstanding public float as of the close of business on May 5, 2025.
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
Common shares purchased through the NCIB share buyback program are cancelled as they are purchased.
Stock Performance Graph
The following graph shows the cumulative total shareholder return of $100 invested in the common shares compared to the S&P/TSX Capped Composite index and the peer group index (S&P Software & Services Select Industry Index) for the period of February 26, 2021 to February 28, 2026.
The performance of the Company’s common shares as set out in the graph is based upon historical data and is not indicative of, nor intended to forecast, future performance of the Company’s common shares. The graph lines merely connect measurement dates and do not reflect fluctuations between those dates.

	Base Period
	2/26/2021	2/28/2022	2/28/2023	2/29/2024	2/28/2025	2/28/2026
BlackBerry Limited	$100.00	$68.36	38.61	27.66	46.87	33.73
S&P TSX Capped Composite	100.00	116.98	111.97	118.29	140.60	190.14
S&P Software & Services Select Industry Index	100.00	90.09	74.82	96.40	109.87	93.84
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
Certain Canadian Federal Income Tax Considerations for U.S. Residents
The following is a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) (together with the regulations thereto, the “Tax Act”) to a beneficial holder of the Company’s common shares who, for the purposes of the Tax Act and the Canada-United States Income Tax Convention (1980) (the “Treaty”), and at all relevant times, (i) is not and is not deemed to be a resident in Canada, (ii) is a resident of the United States for the purposes of the Treaty and is entitled to the full benefits thereunder, (iii) holds all common shares of the Company as capital property, (iv) deals at arm’s length with and is not affiliated with the Company, and (v) does not use or hold and is not deemed to use or hold the Company’s common shares in connection with a business carried on in Canada (each such holder, a “U.S. Resident Holder”). Generally, a U.S. Resident Holder’s common shares of the Company will be considered to be capital property of the U.S. Resident Holder provided the U.S. Resident Holder does not hold such shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.

This summary is not applicable to a U.S. Resident Holder that is: (i) an insurer carrying on an insurance business in Canada and elsewhere, or (ii) an “authorized foreign bank,” (as defined in the Tax Act). Such U.S. Resident Holders should consult their own tax advisors.
This summary is based upon the provisions of the Tax Act and the Treaty in force on the date hereof, and the current administrative policies and assessing practices of the Canada Revenue Agency published in writing prior to the date hereof. This summary takes into account all specific proposals to amend the Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Tax Proposals”) and assumes that all Tax Proposals will be enacted in the form proposed. However, no assurances can be given that the Tax Proposals will be enacted as proposed, or at all. This summary does not otherwise take into account or anticipate any changes in law or administrative policy or assessing practice whether by legislative, administrative or judicial action or decision, nor does it take into account tax legislation or considerations of any province, territory or foreign jurisdiction, which may differ from those discussed herein.
This summary is of a general nature only and is not intended to be, and should not be construed to be, legal, business or tax advice to any particular U.S. Resident Holder or prospective U.S. Resident Holder, and no opinion or representation with respect to the tax consequences to any U.S. Resident Holder or prospective U.S. Resident Holder is made. Accordingly, U.S. Resident Holders and prospective U.S. Resident Holders should consult their own tax advisors with respect to the income tax consequences of purchasing, owning and disposing of the Company’s common shares in their particular circumstances.
Dividends
Dividends paid or credited, or deemed to be paid or credited, on the Company’s common shares to a U.S. Resident Holder will be subject to Canadian withholding tax under Part XIII of the Tax Act at the rate of 25% of the gross amount of the dividends, subject to a possible reduction under the provisions of the Treaty. Under the Treaty, the rate of Canadian withholding tax applicable to a U.S. Resident Holder that is the beneficial owner of dividends is generally reduced to 15% of the gross amount of the dividends, and, if such U.S. Resident Holder is a company that beneficially owns at least 10% of the Company’s voting shares at the time the dividends are paid or credited, or deemed to be paid or credited to such U.S. Resident Holder, the rate of Canadian withholding tax is reduced to 5% of the gross amount of the dividends. U.S. Resident Holders who may be eligible for a reduced rate of withholding tax on dividends pursuant to the Treaty should consult with their own tax advisors with respect to taking all appropriate steps in this regard.
Disposition of the Company’s Common Shares
A U.S. Resident Holder who disposes or is deemed to dispose of a common share of the Company will not be subject to tax under the Tax Act on any capital gain realized on such disposition, unless the common share of the Company constitutes “taxable Canadian property,” within the meaning of the Tax Act, of the U.S. Resident Holder at the time of the disposition or deemed disposition and the U.S. Resident Holder is not entitled to relief under the Treaty.
Generally, a common share of the Company will not be “taxable Canadian property” of a U.S. Resident Holder at any time at which such common share is listed on a “designated stock exchange,” within the meaning of the Tax Act (which includes the TSX and NYSE) unless, at any particular time during the 60-month period that ends at that time, both of the following conditions are met concurrently: (a) 25% or more of the issued shares of any class of the capital stock of the Company were owned by or belonged to one or any combination of (i) the U.S. Resident Holder, (ii) persons with whom the U.S. Resident Holder did not deal at arm’s length for purposes of the Tax Act, and (iii) partnerships in which the U.S. Resident Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships; and (b) more than 50% of the fair market value of the Company’s common share was derived, directly or indirectly, from one or any combination of: (i) real or immovable property situated in Canada, (ii) “Canadian resource properties” (as defined in the Tax Act), (iii) “timber resource properties” (as defined in the Tax Act), and (iv) options in respect of, or interests in, or for civil law rights in, property described in any of (b)(i) to (iii), whether or not the property exists. A common share of the Company may also be deemed to be “taxable Canadian property” in certain circumstances as set out in the Tax Act. In the case of a U.S. Resident Holder to whom a common share of the Company represents “taxable Canadian property”, under the Treaty, such a U.S. Resident Holder will generally not be subject to tax under the Tax Act on a capital gain realized on the disposition of such share unless the value of such share is derived principally from real property situated in Canada (within the meaning of the Treaty).
In the event that a common share of the Company is “taxable Canadian property,” within the meaning of the Tax Act, of a U.S. Resident Holder at the time of disposition, such U.S. Resident Holder should consult its own tax advisor as to the Canadian federal income tax consequences of the disposition, including potential compliance requirements and withholding under section 116 of the Tax Act.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited, for the fiscal year ended February 28, 2026. The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with U.S. GAAP. All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
Readers should carefully review Part I, Item 1A “Risk Factors” and other documents filed by the Company from time to time with the Securities and Exchange Commission (“SEC”) and other securities regulators. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any one of these factors, and other factors that we are unaware of, or currently deem immaterial, may cause our actual results to differ materially from recent results or from our anticipated future results. Please refer to our MD&A included in our Annual Report on 10-K for the fiscal year ended February 28, 2025 for a comparative discussion of our fiscal 2025 financial results as compared to our fiscal 2024 financial results, which is incorporated herein by reference. Additional information about the Company can be found on SEDAR+ at www.sedarplus.ca and on the SEC’s website at www.sec.gov.
Cylance Sale
On February 3, 2025, the Company completed the sale of its Cylance endpoint security assets and related liabilities to Arctic Wolf Networks, Inc. (“Arctic Wolf”) for $160.0 million of cash, subject to certain adjustments of approximately $42.1 million, and 5.5 million common shares of Arctic Wolf. As a result of the Cylance sale, it is no longer reported alongside UEM, SecuSUITE and AtHoc as the Cybersecurity segment. Effective from the fiscal year ended February 28, 2025, those three businesses are reported separately from Cylance as the Secure Communications segment. The financial results of Cylance are presented as discontinued operations and are included in “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations. For a discussion on “loss from discontinued operations, net of tax” for the fiscal year ended February 28, 2025 compared to our fiscal 2024 financial results, please refer to our MD&A included in our Annual Report on 10-K for the fiscal year ended February 28, 2025, which is incorporated herein by reference.
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
•the Company’s expectations with respect to its total and segment revenue and adjusted EBITDA, adjusted Corporate operating costs, non-GAAP EPS and operating cash flow in the first quarter of fiscal 2027 and for fiscal 2027 as a whole;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this Annual Report on Form 10-K, including in the sections in Part I, Item 1 “Business” entitled “The Company: A heritage of innovation”, “Industry Background - QNX”, “Competition and Competitive Strengths - QNX”, “Intellectual Property” and “Human Capital”, and in the sections of this MD&A entitled, “Results of Operations - Fiscal year ended February 28, 2026 compared to fiscal year ended February 28, 2025 - Revenue - Revenue by Segment”, “Results of Operations - Fiscal year ended February 28, 2026 compared to fiscal year ended February 28, 2025 - Gross Margin and Adjusted EBITDA by Segment”, “Results of Operations - Fiscal year ended February 28, 2026 compared to fiscal year ended February 28, 2025 - Operating Expenses - General and Administrative Expenses”, “Results of Operations - Fiscal year ended February 28, 2026 compared to fiscal year ended February 28, 2025 - Net Income (loss)”, and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
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
Business Overview
The Company provides enterprises and governments the intelligent software and services that power the world around us. Based in Waterloo, Ontario, the Company’s high-performance foundational software enables major automakers and industrial giants alike to unlock transformative applications, drive new revenue streams and launch innovative business models, all without sacrificing safety, security, and reliability. With a deep heritage in Secure Communications, the Company delivers operational resiliency with a comprehensive, highly secure, and extensively certified portfolio for mobile fortification, mission-critical communications, and critical events management. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange. The Company was incorporated under the Business Corporations Act (Ontario) on March 7, 1984.
The Company has continued to execute on its strategy in fiscal 2026 and announced the following significant achievements:
Products and Innovation:
•QNX announced that more than 275 million vehicles on the road are being powered by QNX’s embedded technology;
•QNX launched QNX Hypervisor 8.0, built on the next-generation SDP 8.0 architecture, facilitating high-performance virtualization of multiple operating systems on a single system-on-a-chip;
•QNX launched its foundational, safety-certified QNX OS for Safety 8.0 to streamline the development and certification of safety- and security-critical embedded systems;
•QNX SDP 8.0 was updated to add support for AMD Ryzen Embedded x86 processors;
•BlackBerry became the first Mobile Device Management (MDM) vendor to achieve BSI certification for BlackBerry UEM deployment with Apple Indigo and Samsung Knox;
•BlackBerry AtHoc became the first critical event management provider to achieve FedRAMP High authorization; and
•BlackBerry announced the expansion of BlackBerry SecuSUITE to Windows devices, extending sovereign-grade protection across the digital workplace.
Customers and Partners:
•Mercedes-Benz among automakers trialing early access version of QNX and Vector’s Alloy Kore platform;
•QNX technology to be integrated in BMW Group's next-generation ‘Neue Klasse’ software-defined vehicle architecture;
•QNX and NVIDIA announced general availability of NVIDIA DRIVE AGX Thor development kit, integrated with QNX OS for Safety 8 to enable developers to accelerate development of next-generation autonomous drive systems;
•QNX and Haleytek were chosen to enable software-defined audio using QNX Sound for the Volvo EX60 electric SUV;
•Leapmotor selected QNX technology as the foundation of its intelligent digital cockpit and autonomous drive domain controllers in its new B10 electric SUV;
•WeRide launched its next-generation ADAS platform for L2++ autonomous drive, built upon QNX OS for Safety;
•QNX announced that a leading Chinese automaker selected QNX Sound for their luxury EV lineup;
•Direct ChassisLink Inc (DCLI) announced the deployment of BlackBerry Radar across 100,000 chassis;
•BlackBerry, Global Affairs Canada, and Toronto Metropolitan University’s Rogers Cybersecure Catalyst expanded cybersecurity training in Malaysia;
•BlackBerry and Universiti Kebangsaan Malaysia announced a strategic partnership to advance Malaysia's future cyber-defenders and embedded software talent; and
•Malaysia expanded the deployment of BlackBerry Secure Communications software for the 46th and 47th ASEAN Summits.
Strategy and Governance:
•BlackBerry appointed Barry Mainz to its Board of Directors;
•BlackBerry appointed John Wall as President of QNX Division; and
•BlackBerry announced a share buyback program for the repurchase of up to 27,855,153 of its common shares.

Fiscal 2026 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024:

	As at and for the Fiscal Years Ended (in millions, except for share and per share amounts)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Revenue	$549.1	$534.9	$14.2	$759.1	$(224.2)
Gross margin	418.2	394.9	23.3	490.7	(95.8)
Operating expenses	369.9	394.1	(24.2)	479.7	(85.6)
Investment income, net	10.7	7.7	3.0	18.8	(11.1)
Income before income taxes	59.0	8.5	50.5	29.8	(21.3)
Provision for income taxes	5.8	17.0	(11.2)	24.2	(7.2)
Income (loss) from continuing operations	53.2	(8.5)	61.7	5.6	(14.1)
Loss from discontinued operations (1)	—	(70.5)	70.5	(135.8)	65.3
Net income (loss)	$53.2	$(79.0)	$132.2	$(130.2)	$51.2
Earnings (loss) per share - reported
Basic	$0.09	$(0.13)		$(0.22)
Diluted	$0.09	$(0.13)		$(0.22)

Weighted-average number of shares outstanding (000’s)
Basic	592,251	591,470		584,543
Diluted (2)	597,585	591,470		592,497

______________________________
(1)As a result of the Cylance sale, it is no longer reported alongside UEM, SecuSUITE and AtHoc as the Cybersecurity segment. Effective from the fiscal year ended February 28, 2025, those three businesses are reported separately from Cylance as the Secure Communications segment. The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations.
(2)Diluted earnings (loss) per share on a U.S. GAAP basis for fiscal 2026, 2025 and 2024 do not include the dilutive effect of the Debentures (as defined below in “Debt Financing and Other Funding Sources”) as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis for fiscal 2025 does not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive. See Note 9 to the Consolidated Financial Statements for the fiscal year ended February 28, 2026 for calculation of the dilutive weighted average number of shares outstanding.

The following section sets forth certain consolidated statements of operations data for the three months ended February 28, 2026, February 28, 2025 and February 29, 2024:

	For the Three Months Ended (in millions, except for share and per share amounts)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Revenue	$156.0	$141.7	$14.3	$152.9	$(11.2)
Gross margin	121.4	104.1	17.3	122.2	(18.1)
Operating expenses	98.5	112.1	(13.6)	134.7	(22.6)
Investment income, net	3.0	1.6	1.4	4.0	(2.4)
Income (loss) before income taxes	25.9	(6.4)	32.3	(8.5)	2.1
Provision for income taxes	1.6	1.4	0.2	3.9	(2.5)
Income (loss) from continuing operations	24.3	(7.8)	32.1	(12.4)	4.6
Income (loss) from discontinued operations (1)	—	0.4	(0.4)	(43.8)	44.2
Net income (loss)	$24.3	$(7.4)	$31.7	$(56.2)	$48.8
Earnings (loss) per share - reported
Basic	$0.04	$(0.01)	$0.05	$(0.10)	$0.09
Diluted (2)	$0.04	$(0.01)	$0.05	$(0.10)	$0.09

Weighted-average number of shares outstanding (000’s)
Basic	588,783	594,267		587,523
Diluted (2)	643,613	594,267		587,523
______________________________
(1)As a result of the Cylance sale, it is no longer reported alongside UEM, SecuSUITE and AtHoc as the Cybersecurity segment. Effective from the fiscal year ended February 28, 2025, those three businesses are reported separately from Cylance as the Secure Communications segment. The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations.
(2)Diluted loss per share on a U.S. GAAP basis in the fourth quarters of 2025 and 2024 do not include the dilutive effect of the Debentures as to do so would be anti-dilutive. Diluted loss per share on a U.S. GAAP basis in the fourth quarters of 2025 and 2024 do not include the dilutive effect of stock-based compensation as to do so would be anti-dilutive.
The following tables show information by operating segments for the three months and years ended February 28, 2026 and February 28, 2025. The Company reports segment information in accordance with U.S. GAAP, pursuant to the Financial Accounting Standards Board’s Accounting Standard Codification Topic 280, Segment Reporting, based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance of the Company’s reportable operating segments. The measure of segment profit or loss disclosed by the Company in the Consolidated Financial Statements under the “management” approach in reviewing the results of the Company’s operating segments is segment adjusted gross margin. Additionally, the following tables include the additional measures of segment profit or loss used by the CODM which is segment adjusted EBITDA, a non-GAAP financial measure, which excludes amounts related to investment income, taxes, amortization, restructuring charges, stock compensation expenses and long-lived asset impairment charge. For the three months and year ended February 28, 2026, the Company presented segment adjusted EBITDA results excluding amortization in segment research and development, segment sales and marketing and segment general and administrative to align to the operating expense presentation on the Consolidated Statement of Operations. For purposes of comparability, the Company’s segment adjusted EBITDA for the three months and years ended February 28, 2025 and February 29, 2024 have been updated to conform to the current year’s presentation.
See Note 13 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended (in millions)
	QNX			Secure Communications			Licensing
	February 28,		Change	February 28,		Change	February 28,		Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$78.7	$65.8	$12.9	$72.5	$67.3	$5.2	$4.8	$8.6	$(3.8)
Segment cost of sales	12.2	11.1	1.1	20.3	24.5	(4.2)	1.5	1.6	(0.1)
Segment adjusted gross margin	$66.5	$54.7	$11.8	$52.2	$42.8	$9.4	$3.3	$7.0	$(3.7)
Segment research and development	19.6	12.9	6.7	12.3	9.0	3.3	—	—	—
Segment sales and marketing	17.0	14.4	2.6	12.9	12.0	0.9	—	—	—
Segment general and administrative	8.5	8.2	0.3	7.5	9.2	(1.7)	(1.5)	7.1	(8.6)
Less amortization included in segment cost of sales	—	—	—	—	—	—	1.5	1.5	—
Segment adjusted EBITDA (1)	$21.4	$19.2	$2.2	$19.5	$12.6	$6.9	$6.3	$1.4	$4.9

	For the Three Months Ended (in millions)
	QNX			Secure Communications			Licensing
	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change
	2025	2024		2025	2024		2025	2024
Segment revenue	$65.8	$65.9	$(0.1)	$67.3	$71.6	$(4.3)	$8.6	$15.4	$(6.8)
Segment cost of sales	11.1	9.7	1.4	24.5	18.9	5.6	1.6	1.4	0.2
Segment adjusted gross margin	$54.7	$56.2	$(1.5)	$42.8	$52.7	$(9.9)	$7.0	$14.0	$(7.0)
Segment research and development	12.9	15.8	(2.9)	9.0	11.5	(2.5)	—	—	—
Segment sales and marketing	14.4	12.3	2.1	12.0	13.4	(1.4)	—	—	—
Segment general and administrative	8.2	10.4	(2.2)	9.2	10.9	(1.7)	7.1	2.7	4.4
Less amortization included in segment cost of sales	—	—	—	—	0.2	(0.2)	1.5	1.4	0.1
Segment adjusted EBITDA (1)	$19.2	$17.7	$1.5	$12.6	$17.1	$(4.5)	$1.4	$12.7	$(11.3)

	For the Years Ended
	(in millions)
	QNX			Secure Communications			Licensing
	February 28,		Change	February 28,		Change	February 28,		Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$268.0	$236.0	$32.0	$258.9	$272.6	$(13.7)	$22.2	$26.3	$(4.1)
Segment cost of sales	45.4	38.8	6.6	77.2	92.7	(15.5)	6.1	6.1	—
Segment adjusted gross margin	$222.6	$197.2	$25.4	$181.7	$179.9	$1.8	$16.1	$20.2	$(4.1)
Segment research and development	61.7	59.3	2.4	45.8	43.8	2.0	—	—	—
Segment sales and marketing	56.2	46.4	9.8	51.0	46.4	4.6	—	—	—
Segment general and administrative	33.8	32.4	1.4	29.0	37.7	(8.7)	1.2	10.4	(9.2)
Less amortization included in segment cost of sales	0.1	—	0.1	0.2	0.3	(0.1)	6.1	6.0	0.1
Segment adjusted EBITDA (1)	$71.0	$59.1	$11.9	$56.1	$52.3	$3.8	$21.0	$15.8	$5.2

	For the Years Ended
	(in millions)
	QNX			Secure Communications			Licensing
	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change	Feb 28	Feb 29	Change
	2025	2024		2025	2024		2025	2024
Segment revenue	$236.0	$215.4	$20.6	$272.6	$283.8	$(11.2)	$26.3	$259.9	$(233.6)
Segment cost of sales	38.8	33.8	5.0	92.7	80.7	12.0	6.1	150.9	(144.8)
Segment adjusted gross margin	$197.2	$181.6	$15.6	$179.9	$203.1	$(23.2)	$20.2	$109.0	$(88.8)
Segment research and development	59.3	63.8	(4.5)	43.8	55.6	(11.8)	—	—	—
Segment sales and marketing	46.4	43.3	3.1	46.4	58.2	(11.8)	—	—	—
Segment general and administrative	32.4	41.0	(8.6)	37.7	44.1	(6.4)	10.4	17.1	(6.7)
Less amortization included in segment cost of sales	—	—	—	0.3	0.8	(0.5)	6.0	3.6	2.4
Segment adjusted EBITDA (1)	$59.1	$33.5	$25.6	$52.3	$46.0	$6.3	$15.8	$95.5	$(79.7)
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
Financial Highlights
The Company had approximately $432.4 million in cash, cash equivalents and investments as of February 28, 2026 (Fiscal 2025 - $410.3 million).
In fiscal 2026, the Company recognized revenue of $549.1 million and net income of $53.2 million, or $0.09 basic and diluted earnings per share on a U.S. GAAP basis (fiscal 2025 - revenue of $534.9 million and net loss of $79.0 million, or $0.13 basic and diluted loss per share). The Company recognized income from continuing operations of $53.2 million, or $0.09 basic and diluted earnings per share on a U.S. GAAP basis for fiscal 2026 (fiscal 2025 - net loss from continuing operations of $8.5 million, or $0.01 basic and diluted loss per share).
The Company recognized adjusted net income of $97.3 million, or adjusted income of $0.16 per share, on a non-GAAP basis in fiscal 2026 (fiscal 2025 - adjusted net income of $12.5 million and adjusted income of $0.02 per share). See “Non-GAAP Financial Measures” below. Adjusted net income from continuing operations was $97.3 million in fiscal 2026 or $0.16 adjusted basic earnings per share from continuing operations (fiscal 2025 - adjusted net income from continuing operations of $57.6 million, or $0.10 adjusted basic earnings per share from continuing operations).
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On April 9, 2026, the Company announced financial results for the three months and fiscal year ended February 28, 2026, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expenses, adjusted Corporate operating costs, adjusted Corporate operating costs excluding amortization, adjusted net income, adjusted earnings per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income, adjusted EBITDA, segment adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage and free cash flow (usage). These non-GAAP financial measures and non-GAAP ratios do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended February 28, 2026, February 28, 2025 and February 29, 2024
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expenses, adjusted Corporate operating costs, adjusted Corporate operating costs excluding amortization, adjusted net income, adjusted earnings per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income, adjusted EBITDA, segment adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies.
A reconciliation of the most directly comparable U.S. GAAP gross margin and gross margin percentage for the three months ended February 28, 2026, February 28, 2025 and February 29, 2024 to both adjusted gross margin and adjusted gross margin percentage are reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Gross margin	$121.4	$104.1	$122.2
Stock compensation expense	0.6	0.4	0.7
Adjusted gross margin	$122.0	$104.5	$122.9

Gross margin %	77.8%	73.5%	79.9%
Stock compensation expense	0.4%	0.2%	0.5%
Adjusted gross margin %	78.2%	73.7%	80.4%

Reconciliation of U.S. GAAP operating expenses for the three months ended February 28, 2026, November 30, 2025, February 28, 2025 and February 29, 2024 to adjusted operating expenses is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2026	November 30, 2025	February 28, 2025	February 29, 2024
Operating expenses	$98.5	$98.0	$112.1	$134.7
Restructuring charges	3.3	6.1	11.4	18.4
Stock compensation expense	4.9	5.6	3.9	4.1
Prior Debentures fair value adjustment	—	—	—	0.5
Acquired intangibles amortization	—	0.3	1.7	1.8
Litigation settlements	—	—	2.8	—
Goodwill impairment charge	—	—	—	15.9
LLA impairment charge	0.9	0.6	4.9	4.7
Adjusted operating expenses	$89.4	$85.4	$87.4	$89.3

Reconciliation of U.S. GAAP Corporate operating costs for the three months ended February 28, 2026 and February 28, 2025 to adjusted Corporate operating costs excluding amortization is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Corporate operating costs	$17.6	$31.1	$50.5
Restructuring charges	3.3	11.4	18.4
Stock compensation expense	2.1	1.3	1.5
Litigation settlements	—	2.8	—
Goodwill impairment charge	—	—	15.9
LLA impairment charge	0.9	2.9	4.7
Adjusted Corporate operating costs	11.3	12.7	10.0
Amortization	0.2	0.6	0.7
Adjusted Corporate operating costs excluding amortization	$11.1	$12.1	$9.3

Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the three months ended February 28, 2026, February 28, 2025 and February 29, 2024 to adjusted net income and adjusted basic earnings per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	February 28, 2026		February 28, 2025		February 29, 2024
		Basic earnings per share		Basic earnings (loss) per share		Basic earnings (loss) per share
Net income (loss)	$24.3	$0.04	$(7.4)	$(0.01)	$(56.2)	$(0.10)
Restructuring charges	3.3		11.4		18.4
Stock compensation expense	5.5		4.3		5.6
Prior Debentures fair value adjustment	—		—		0.5
Acquired intangibles amortization	—		1.7		8.6
Litigation settlements	—		2.8		—
Goodwill impairment charge	—		—		34.8
LLA impairment charge	0.9		4.9		4.7
Adjusted net income	$34.0	$0.06	$17.7	$0.03	$16.4	$0.03

Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the three months ended February 28, 2026, February 28, 2025 and February 29, 2024 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Research and development	$33.4	$23.2	$28.9
Stock compensation expense	1.3	1.2	1.6
Adjusted research and development expense	$32.1	$22.0	$27.3

Sales and marketing	$31.6	$27.1	$26.0
Stock compensation expense	1.2	0.7	0.3
Adjusted sales and marketing expense	$30.4	$26.4	$25.7

General and administrative	$30.7	$50.0	$54.0
Restructuring charges	3.3	11.4	18.4
Stock compensation expense	2.4	2.0	2.2
Adjusted general and administrative expense	$25.0	$36.6	$33.4

Amortization	$1.9	$4.1	$4.7
Acquired intangibles amortization	—	1.7	1.8
Adjusted amortization expense	$1.9	$2.4	$2.9
Reconciliation of U.S. GAAP operating income (loss) to adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended February 28, 2026, February 28, 2025 and February 29, 2024 are reflected in the table below.

For the Three Months Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Operating income (loss)	$22.9	$(8.0)	$(12.5)
Non-GAAP adjustments to operating income (loss)
Restructuring charges	3.3	11.4	18.4
Stock compensation expense	5.5	4.3	4.8
Prior Debentures fair value adjustment	—	—	0.5
Acquired intangibles amortization	—	1.7	1.8
Litigation settlements	—	2.8	—
Goodwill impairment charge	—	—	15.9
LLA impairment charge	0.9	4.9	4.7
Total non-GAAP adjustments to operating income	9.7	25.1	46.1
Adjusted operating income	32.6	17.1	33.6
Amortization	3.5	5.7	6.4
Acquired intangibles amortization	—	(1.7)	(1.8)
Adjusted EBITDA	$36.1	$21.1	$38.2

Revenue	$156.0	$141.7	$152.9
Adjusted operating income margin % (1)	21%	12%	22%
Adjusted EBITDA margin % (2)	23%	15%	25%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The CODM also uses the segment metric of segment adjusted EBITDA, which is a non-GAAP measure including segment expenses that exclude amounts related to investment income, taxes, amortization, stock compensation expenses, long-lived asset impairment and restructuring charges. The following table reconciles the U.S. GAAP measures of segment profit or loss disclosed by the Company in the Consolidated Financial Statements of segment adjusted gross margin to segment adjusted EBITDA for the three months ended February 28, 2026, February 28, 2025 and February 29, 2024.

	For the Three Months Ended
	(in millions)
	QNX			Secure Communications			Licensing
	February 28,		Feb 29	February 28,		Feb 29	February 28,		Feb 29
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Segment adjusted gross margin	$66.5	$54.7	$56.2	$52.2	$42.8	$52.7	$3.3	$7.0	$14.0
Segment research and development	19.6	12.9	15.8	12.3	9.0	11.5	—	—	—
Segment sales and marketing	17.0	14.4	12.3	12.9	12.0	13.4	—	—	—
Segment general and administrative	8.5	8.2	10.4	7.5	9.2	10.9	(1.5)	7.1	2.7
Less amortization included in segment cost of sales	—	—	—	—	—	0.2	1.5	1.5	1.4
Segment adjusted EBITDA	$21.4	$19.2	$17.7	$19.5	$12.6	$17.1	$6.3	$1.4	$12.7
Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the years ended February 28, 2026, February 28, 2025 and February 29, 2024
A reconciliation of the most directly comparable U.S. GAAP gross margin and gross margin percentage for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 to both adjusted gross margin and adjusted gross margin percentage are reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Gross margin	$418.2	$394.9	$490.7
Stock compensation expense	2.2	2.4	3.0
Adjusted gross margin	$420.4	$397.3	$493.7

Gross margin %	76.2%	73.8%	64.6%
Stock compensation expense	0.4%	0.5%	0.4%
Adjusted gross margin %	76.6%	74.3%	65.0%

Reconciliation of U.S. GAAP operating expenses for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 to adjusted operating expenses is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Operating expenses	$369.9	$394.1	$479.7
Restructuring charges	15.7	26.1	35.9
Stock compensation expense	21.0	18.2	25.8
Prior Debentures fair value adjustment	—	—	3.5
Acquired intangibles amortization	3.1	7.0	11.0
Litigation settlements	—	2.8	—
Goodwill impairment charge	—	—	15.9
LLA impairment charge	2.1	9.6	15.3
Adjusted operating expenses	$328.0	$330.4	$372.3
Reconciliation of U.S. GAAP Corporate operating costs for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 to adjusted Corporate operating costs excluding amortization is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Corporate operating costs	$68.1	$86.4	$118.1
Restructuring charges	15.7	26.0	35.9
Stock compensation expense	8.2	4.3	14.4
Litigation settlements	—	2.8	—
Goodwill impairment charge	—	—	15.9
LLA impairment charge	2.1	7.5	15.3
Adjusted Corporate operating costs	42.1	45.8	36.6
Amortization	1.1	2.8	3.1
Adjusted Corporate operating costs excluding amortization	$41.0	$43.0	$33.5
Reconciliation of U.S. GAAP net income (loss) and U.S. GAAP basic earnings (loss) per share for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 to adjusted net income and adjusted basic earnings per share is reflected in the table below:

For the Fiscal Years Ended (in millions, except per share amounts)	February 28, 2026		February 28, 2025		February 29, 2024
		Basic earnings per share		Basic earnings (loss) per share		Basic loss per share
Net income (loss)	$53.2	$0.09	$(79.0)	$(0.13)	$(130.2)	$(0.22)
Restructuring charges	15.7		26.1		35.9
Stock compensation expense	23.2		25.6		33.1
Prior Debentures fair value adjustment	—		—		3.5
Acquired intangibles amortization	3.1		27.4		38.2
Litigation settlements	—		2.8		—
Goodwill impairment charge	—		—		34.8
LLA impairment charge	2.1		9.6		15.3
Adjusted net income	$97.3	$0.16	$12.5	$0.02	$30.6	$0.05

Reconciliation of U.S GAAP research and development, sales and marketing, general and administrative, and amortization expense for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Fiscal Years Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Research and development	$113.6	$108.8	$127.1
Stock compensation expense	5.4	5.3	7.3
Adjusted research and development expense	$108.2	$103.5	$119.8

Sales and marketing	$114.0	$95.5	$104.0
Stock compensation expense	5.1	2.8	2.5
Adjusted sales and marketing expense	$108.9	$92.7	$101.5

General and administrative	$128.8	$159.7	$187.2
Restructuring charges	15.7	26.1	35.9
Stock compensation expense	10.5	10.1	16.0
Adjusted general and administrative expense	$102.6	$123.5	$135.3

Amortization	$11.4	$17.7	$26.7
Acquired intangibles amortization	3.1	7.0	11.0
Adjusted amortization expense	$8.3	$10.7	$15.7
Reconciliation of U.S. GAAP operating income (loss) to adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 are reflected in the table below.

For the Fiscal Years Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Operating income	$48.3	$0.8	$11.0
Non-GAAP adjustments to operating income
Restructuring charges	15.7	26.1	35.9
Stock compensation expense	23.2	20.6	28.8
Prior Debentures fair value adjustment	—	—	3.5
Acquired intangibles amortization	3.1	7.0	11.0
Litigation settlements	—	2.8	—
Goodwill impairment charge	—	—	15.9
LLA impairment charge	2.1	9.6	15.3
Total non-GAAP adjustments to operating income	44.1	66.1	110.4
Adjusted operating income	92.4	66.9	121.4
Amortization	17.8	24.3	31.3
Acquired intangibles amortization	(3.1)	(7.0)	(11.0)
Adjusted EBITDA	$107.1	$84.2	$141.7

Revenue	$549.1	$534.9	$759.1
Adjusted operating income margin % (1)	17%	13%	16%
Adjusted EBITDA margin % (2)	20%	16%	19%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The CODM also uses the segment metric of segment adjusted EBITDA, which is a non-GAAP measure including segment expenses that exclude amounts related to investment income, taxes, amortization, stock compensation expenses, long-lived asset impairment and restructuring charges. The following table reconciles the U.S. GAAP measures of segment profit or loss disclosed by the Company in the Consolidated Financial Statements of segment adjusted gross margin to segment adjusted EBITDA for the years ended February 28, 2026, February 28, 2025 and February 29, 2024.

	For the Years Ended
	(in millions)
	QNX			Secure Communications			Licensing
	February 28,		Feb 29,	February 28,		Feb 29,	February 28,		Feb 29,
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Segment adjusted gross margin	$222.6	$197.2	$181.6	$181.7	$179.9	$203.1	$16.1	$20.2	$109.0
Segment research and development	61.7	59.3	63.8	45.8	43.8	55.6	—	—	—
Segment sales and marketing	56.2	46.4	43.3	51.0	46.4	58.2	—	—	—
Segment general and administrative	33.8	32.4	41.0	29.0	37.7	44.1	1.2	10.4	17.1
Less amortization included in segment cost of sales	0.1	—	—	0.2	0.3	0.8	6.1	6.0	3.6
Segment adjusted EBITDA	$71.0	$59.1	$33.5	$56.1	$52.3	$46.0	$21.0	$15.8	$95.5
Free cash flow (usage)
The Company uses free cash flow (usage) when assessing its sources of liquidity, capital resources, and quality of earnings. The Company believes that free cash flow (usage) is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow trends in the Company’s business.
Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the three months and years ended February 28, 2026, February 28, 2025 and February 29, 2024 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Net cash provided by (used in) operating activities	$45.6	$42.0	$(14.7)
Acquisition of property, plant and equipment	(1.2)	(0.5)	$(1.6)
Free cash flow (usage)	$44.4	$41.5	$(16.3)

For the Fiscal Years Ended (in millions)	February 28, 2026	February 28, 2025	February 29, 2024
Net cash provided by (used in) operating activities	$50.3	$16.5	$(3.5)
Acquisition of property, plant and equipment	(3.8)	(3.1)	(7.1)
Free cash flow (usage)	$46.5	$13.4	$(10.6)

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
Comparative breakdowns of certain key metrics for the three months ended or as at February 28, 2026 and February 28, 2025 are set forth below.

For the Three Months Ended (in millions)	February 28, 2026	February 28, 2025	Change
Secure Communications Annual Recurring Revenue	$218	$208	$10
Secure Communications Dollar-Based Net Retention Rate	94%	93%	1%
QNX Royalty Backlog	$950	$865	$85

Secure Communications Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Secure Communications business.
Secure Communications ARR was approximately $218 million in the fourth quarter of fiscal 2026 and increased compared to $216 million in the third quarter of fiscal 2026 and increased compared to $208 million in the fourth quarter of fiscal 2025.
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
Secure Communications DBNRR was 94% in the fourth quarter of fiscal 2026 and increased compared to 92% in the third quarter of fiscal 2025 and increased compared to 93% in the fourth quarter of fiscal 2025.
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
QNX royalty backlog was approximately $950 million at the end of the fourth quarter of fiscal 2026 and increased compared to approximately $865 million at the end of the fourth quarter of fiscal 2025.
Results of Operations - Fiscal year ended February 28, 2026 compared to fiscal year ended February 28, 2025
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Fiscal Years Ended (in millions)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Revenue by Segment
QNX	$268.0	$236.0	$32.0	$215.4	$20.6
Secure Communications	258.9	272.6	(13.7)	283.8	(11.2)
Licensing	22.2	26.3	(4.1)	259.9	(233.6)
	$549.1	$534.9	$14.2	$759.1	$(224.2)

% Revenue by Segment
QNX	48.8%	44.1%		28.4%
Secure Communications	47.2%	51.0%		37.4%
Licensing	4.0%	4.9%		34.2%
	100.0%	100.0%		100.0%
QNX
The increase in QNX revenue of $32.0 million was primarily due to an increase of $18.0 million in royalty revenue, an increase of $9.1 million in development seat revenue and an increase of $5.9 million in BlackBerry Radar revenue, partially offset by a decrease of $1.3 million in professional services.

The Company previously stated that it expected QNX revenue to be in the range of $260 million to $266 million for fiscal 2026 as a whole. QNX revenue was $268 million for fiscal 2026.
The Company expects QNX revenue to be in the range of $60 million to $64 million in the first quarter of fiscal 2027, and for the full year to be in the range of $290 million to $307 million in fiscal 2027.
Secure Communications
The decrease in Secure Communications revenue of $13.7 million was primarily due to a decrease of $11.8 million in Secusmart product revenue, and a decrease of $5.2 million in BlackBerry UEM product revenue, partially offset by an increase of $3.5 million in BlackBerry AtHoc product revenue.
The Company previously stated that it expected Secure Communications revenue to be in the range of $247 million to $251 million for fiscal 2026 as a whole. Secure Communications revenue for fiscal 2026 was $258.9 million due to higher than expected Secusmart product revenue in the fourth quarter of fiscal 2026.
The Company expects Secure Communications revenue to be in the range of $66 million to $70 million in the first quarter of fiscal 2027 and for the full year to be in the range of $270 million to $280 million in fiscal 2027.
Licensing
The decrease in Licensing revenue of $4.1 million was primarily due to a decrease in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected Licensing revenue to be approximately $24 million for fiscal 2026 as a whole. Licensing revenue was $22.2 million for fiscal 2026 due to the timing of new licensing deals.
The Company expects Licensing revenue to be approximately $6 million in each of the four quarters of fiscal 2027.
Total BlackBerry Revenue
The Company previously stated that it expected total BlackBerry revenue to be in the range of $531 million to $541 million in fiscal 2026 as a whole. Total BlackBerry revenue was $549.1 million and was higher due to Secure Communications revenue exceeding previously provided guidance for the reasons described above.
The Company expects total BlackBerry revenue to be in the range of $132 million to $140 million in the first quarter of fiscal 2027 and for the full year to be in the range of $584 million to $611 million in fiscal 2027.
Revenue by Geography
Comparative breakdowns of the geographic regions are set forth in the following table:

	For the Fiscal Years Ended (in millions)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Revenue by Geography
North America	$245.2	$248.7	$(3.5)	$496.9	$(248.2)
Europe, Middle East and Africa	193.7	188.6	5.1	159.0	29.6
Other regions	110.2	97.6	12.6	103.2	(5.6)
	$549.1	$534.9	$14.2	$759.1	$(224.2)

% Revenue by Geography
North America	44.7%	46.5%		65.5%
Europe, Middle East and Africa	35.3%	35.3%		20.9%
Other regions	20.0%	18.2%		13.6%
	100.0%	100.0%		100.0%
North America Revenue
The decrease in North America revenue of $3.5 million was primarily due to a decrease of $11.6 million in BlackBerry UEM product revenue and a decrease of $4.5 million in Licensing revenue, partially offset by an increase of $5.8 million in BlackBerry Radar revenue, an increase of $3.2 million in BlackBerry AtHoc product revenue and an increase of $3.0 million in BlackBerry QNX royalty revenue.

Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $5.1 million was primarily due to an increase of $6.9 million in BlackBerry QNX development seat revenue, an increase of $5.6 million in BlackBerry UEM product revenue and an increase of $2.8 million in BlackBerry QNX royalty revenue, partially offset by a decrease of $11.4 million in Secusmart product revenue.
Other Regions Revenue
The increase in Other regions revenue of $12.6 million was primarily due to an increase of $12.2 million in BlackBerry QNX royalty revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $23.3 million to approximately $418.2 million in fiscal 2026 (fiscal 2025 - $394.9 million). The increase was primarily due to an increase in revenue from QNX due to the reasons discussed above in “Revenue by Segment”.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 2.4%, to approximately 76.2% of consolidated revenue in fiscal 2026 (fiscal 2025 - 73.8%). The increase was primarily due to a change in mix, specifically a higher relative gross margin contribution from Secusmart software licenses and QNX.
Gross Margin and Adjusted EBITDA by Segment
See “Business Overview” and “Fiscal 2026 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Year Ended
	(in millions)
	QNX			Secure Communications			Licensing
	Feb 28	Feb 28	Change	Feb 28	Feb 28	Change	Feb 28	Feb 28	Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$268.0	$236.0	$32.0	$258.9	$272.6	$(13.7)	$22.2	$26.3	$(4.1)
Segment cost of sales	45.4	38.8	6.6	77.2	92.7	(15.5)	6.1	6.1	—
Segment adjusted gross margin	$222.6	$197.2	$25.4	$181.7	$179.9	$1.8	$16.1	$20.2	$(4.1)
Segment adjusted gross margin %	83%	84%	(1)%	70%	66%	4%	73%	77%	(4)%
Segment research and development	61.7	59.3	2.4	45.8	43.8	2.0	—	—	—
Segment sales and marketing	56.2	46.4	9.8	51.0	46.4	4.6	—	—	—
Segment general and administrative	33.8	32.4	1.4	29.0	37.7	(8.7)	1.2	10.4	(9.2)
Less amortization included in segment cost of sales	0.1	—	0.1	0.2	0.3	(0.1)	6.1	6.0	0.1
Segment adjusted EBITDA	$71.0	$59.1	$11.9	$56.1	$52.3	$3.8	$21.0	$15.8	$5.2

QNX
The increase in QNX segment adjusted gross margin of $25.4 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to BlackBerry Radar hardware devices.
The decrease in QNX segment adjusted gross margin percentage of 1% was primarily due to a change in mix, specifically an increased gross margin contribution from BlackBerry Radar which has a lower relative gross margin percentage.
The increase in QNX segment adjusted EBITDA of $11.9 million was primarily due to the reasons discussed above in “Revenue by Segment” and a benefit from the claims of Strategic Innovation Fund (SIF) grant funding, partially offset by an increase in cost of sales related to BlackBerry Radar hardware devices and an increase in salaries and benefits expense. The Company does not expect to receive any further benefits from SIF claims.
The Company previously stated that it expected QNX segment adjusted EBITDA to be in the range of $67 million to $73 million in fiscal 2026. QNX segment adjusted EBITDA was $71.0 million in fiscal 2026.
The Company expects QNX segment adjusted EBITDA to be in the range of $69 million to $81 million in fiscal 2027 and to be in the range of $4 million to $8 million in the first quarter of fiscal 2027.
Secure Communications
The increase in Secure Communications segment adjusted gross margin of $1.8 million was due to a change in mix, specifically an increased gross margin contribution from Secusmart software licenses.
The increase in Secure Communications segment adjusted gross margin percentage of 4% was primarily due to the same reason discussed above.
The increase in Secure Communications segment adjusted EBITDA of $3.8 million was primarily due to an increase in segment adjusted gross margin percentage discussed above and a decrease in salaries and benefits expense, partially offset by a decrease in revenue due to the reasons discussed above in “Revenue by Segment”.
The Company previously stated that it expected Secure Communications segment adjusted EBITDA to be in the range of $47 million to $51 million for fiscal 2026 as a whole. Secure Communications segment adjusted EBITDA was $56.1 million for fiscal 2026 as a whole due to Secure Communications revenue exceeding previously provided guidance for the reasons described above in “Revenue by Segment”.
The Company expects Secure Communications adjusted EBITDA to be in the range of $57 million to $65 million in fiscal 2027 and to be in the range of $14 million to $18 million in the first quarter of fiscal 2027.
Licensing
The decrease in Licensing segment adjusted gross margin of $4.1 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in Licensing segment adjusted gross margin percentage of 4% was primarily due to the same reason discussed above.
The increase in Licensing segment adjusted EBITDA of $5.2 million was primarily due to a recovery of expected credit losses and a decrease in legal expense, partially offset by a decrease in revenue due to the reasons discussed above in “Revenue by Segment”.
The Company previously stated that it expected Licensing segment adjusted EBITDA to be approximately $20 million in fiscal 2026. Licensing segment adjusted EBITDA was $21 million in fiscal 2026.

The Company expects Licensing segment adjusted EBITDA to be approximately $20 million in fiscal 2027 and to be approximately $5 million in each of the four quarters of fiscal 2027.
Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expense for fiscal 2026 compared to fiscal 2025 and fiscal 2025 compared to fiscal 2024.

	For the Fiscal Years Ended (in millions)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Revenue	$549.1	$534.9	$14.2	$759.1	$(224.2)
Operating expenses
Research and development	113.6	108.8	4.8	127.1	(18.3)
Sales and marketing	114.0	95.5	18.5	104.0	(8.5)
General and administrative	128.8	159.7	(30.9)	187.2	(27.5)
Amortization	11.4	17.7	(6.3)	26.7	(9.0)
Impairment of goodwill	—	—	—	15.9	(15.9)
Impairment of long-lived assets	2.1	9.6	(7.5)	15.3	(5.7)
Debentures fair value adjustment	—	—	—	3.5	(3.5)
Litigation settlements	—	2.8	(2.8)	—	2.8
Total	$369.9	$394.1	$(24.2)	$479.7	$(85.6)

Operating Expense as % of Revenue
Research and development	20.7%	20.3%		16.7%
Sales and marketing	20.8%	17.9%		13.7%
General and administrative	23.5%	29.9%		24.7%
Amortization	2.1%	3.3%		3.5%
Impairment of goodwill	—%	—%		2.1%
Impairment of long-lived assets	0.4%	1.8%		2.0%
Debentures fair value adjustment	—%	—%		0.5%
Litigation settlements	—%	0.5%		—%
Total	67.4%	73.7%		63.2%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the years ended February 28, 2026, February 28, 2025 and February 29, 2024.

U.S. GAAP Operating Expenses
Operating expenses decreased by $24.2 million, or 6.1% in fiscal 2026 compared to fiscal 2025. The decrease was primarily due to a decrease of $10.4 million in restructuring costs, a recovery of $7.9 million of previously recognized credit losses, a decrease of $7.5 million in impairment of long-lived assets, a decrease of $6.3 million in amortization expense, a decrease of $5.3 million in the Company’s deferred share unit costs and an increase in benefits of $5.2 million from SIF claims filed, partially offset by an increase of $8.7 million in salaries and benefits expense and an increase of $7.6 million in variable incentive plan costs.
Adjusted Operating Expenses
Adjusted operating expenses decreased by $2.4 million, or 0.7%, to $328 million in fiscal 2026, compared to $330.4 million in fiscal 2025. The decrease was primarily attributable to a recovery of $7.9 million of previously recognized credit losses, a decrease of $6.3 million in amortization expense, and a decrease of $5.3 million in the Company’s deferred share unit costs, partially offset by an increase of $8.7 million in salaries and benefits expense and an increase of $7.6 million in variable incentive plan costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $4.8 million, or 4.4% in fiscal 2026 compared to fiscal 2025. The increase was primarily attributable to an increase of $4.5 million in salaries and benefits expense, an increase of $3.8 million in variable incentive plan costs and an increase of $2.0 million in consulting costs, partially offset by an increase in benefits of $5.2 million from SIF claims filed.
Adjusted research and development expenses increased by $4.7 million, or 4.5%, to $108.2 million in fiscal 2026 compared to $103.5 million in fiscal 2025. The increase was primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses increased by $18.5 million, or 19.4% in fiscal 2026 compared to fiscal 2025. The increase was primarily due to an increase of $9.4 million in salaries and benefits expense, an increase of $2.6 million in sales incentive plan costs, an increase of $2.4 million in stock-based compensation expense, an increase of $1.9 million in variable incentive plan costs and an increase of $0.8 million in infrastructure costs.
Adjusted sales and marketing expenses increased by $16.2 million, or 17.5%, to $108.9 million in fiscal 2026 compared to $92.7 million in fiscal 2025. The increase was primarily due to an increase of $9.4 million in salaries and benefits expense, an increase of $2.6 million in sales incentive plan costs, an increase of $1.9 million in variable incentive plan costs and an increase of $0.8 million in infrastructure costs.
General and Administrative Expenses
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $30.9 million, or 19.3%, in fiscal 2026 compared to fiscal 2025. The decrease was primarily due to a decrease of $10.4 million in restructuring costs, a recovery of $7.9 million of previously recognized credit losses, a decrease of $5.3 million in the Company’s deferred share unit costs and a decrease of $5.3 million in salaries and benefits expense.
Adjusted general and administrative expenses decreased by $20.9 million, or 16.9%, to $102.6 million in fiscal 2026 compared to $123.5 million in fiscal 2025. The decrease was primarily due to a recovery of $7.9 million of previously recognized credit losses, a decrease of $5.3 million in the Company’s deferred share unit cost and a decrease of $5.3 million in salaries and benefits expense.
Adjusted Corporate operating costs is defined as the portion of the Company’s total adjusted operating costs that is not attributable to any of the three operating segments.
The Company previously stated that it expected adjusted Corporate operating costs excluding amortization to be approximately $10 million in the fourth quarter of fiscal 2026. Adjusted Corporate operating costs excluding amortization were $11.1 million in the fourth quarter of fiscal 2026.

The Company expects adjusted Corporate operating costs excluding amortization to be approximately $36 million in fiscal 2027 as a whole.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for fiscal 2026 compared to fiscal 2025 and fiscal 2025 compared to fiscal 2024. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Fiscal Years Ended (in millions)
	Included in Operating Expense
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Property, plant and equipment	$5.1	$7.1	$(2.0)	$9.1	$(2.0)
Intangible assets	6.3	10.7	(4.4)	17.7	(7.0)
Total	$11.4	$17.8	$(6.4)	$26.8	$(9.0)

	Included in Cost of Sales
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Property, plant and equipment	$0.3	$0.5	$(0.2)	$0.8	$(0.3)
Intangible assets	6.1	6.0	0.1	3.7	2.3
Total	$6.4	$6.5	$(0.1)	$4.5	$2.0

Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $6.4 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $2.4 million to $8.3 million in fiscal 2026 compared to $10.7 million in fiscal 2025 due to the same reasons described above.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations of $0.1 million was due to a lower cost base of assets.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, increased by $3.0 million to investment income, net of $10.7 million in fiscal 2026 compared to investment income, net of $7.7 million in fiscal 2025. The increase in investment income, net was primarily due to net unrealized losses recognized from observable price changes on non-marketable equity investments without readily determinable fair value in fiscal 2025 which did not recur and a higher return on cash and investments due to a higher cash and investments balance, partially offset by interest income on a delayed tax refund in fiscal 2025 which did not recur.
Income Taxes
For fiscal 2026, the Company’s net effective income tax expense rate was approximately 10% (fiscal 2025 - net effective income tax expense rate of approximately 27%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in loss carry forwards, research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (loss)
The Company’s net income for fiscal 2026 was $53.2 million, or $0.09 basic and diluted earnings per share on a U.S. GAAP basis (fiscal 2025 - net loss of $79.0 million, or $0.13 basic and diluted loss per share). The year over year change of $132.2 million was primarily due to a loss from discontinued operations in the fiscal 2025 which did not recur, a decrease in operating expenses, as described above in “Operating Expenses”, an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage” and an increase in revenue as described above in “Revenue by Segment”.

Adjusted net income was $97.3 million in fiscal 2026 or $0.16 adjusted basic earnings per share (fiscal 2025 - adjusted net income of $12.5 million, or $0.02 adjusted basic earnings per share). The increase in adjusted net income of $84.8 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The Company previously stated that it expected total Company adjusted EBITDA to be in the range of $94 million to $104 million in fiscal 2026 and total Company adjusted EBITDA to be in the range of $22 million to $32 million in the fourth quarter of fiscal 2026. Total Company adjusted EBITDA was $107.1 million in fiscal 2026 due to Secure Communications revenue exceeding previously provided guidance for the reasons described above in “Revenue by Segment”. Total Company adjusted EBITDA was $36.1 million in the fourth quarter of fiscal 2026 due to the same reason described above for fiscal 2026.
The Company previously stated that it expected non-GAAP EPS to be in the range of $0.03 and $0.05 in the fourth quarter of fiscal 2026 and non-GAAP EPS to be in the range of $0.14 to $0.16 for fiscal 2026. Non-GAAP EPS was $0.06 in the fourth quarter of fiscal 2026 and $0.16 for fiscal 2026.
The Company expects adjusted EBITDA to be in the range of $14 million to $22 million in the first quarter of fiscal 2027 and to be in the range of $110 million to $130 million in fiscal 2027 as a whole.
The Company expects non-GAAP EPS to be in the range of $0.02 to $0.03 in the first quarter of fiscal 2027 and to be in the range of $0.15 to $0.19 in fiscal 2027 as a whole.
The Company expects operating cash flow to be in the range of breakeven to $10 million in the first quarter of fiscal 2027 and to be approximately $100 million for fiscal 2027.
The Company does not provide a reconciliation of expected adjusted EBITDA and expected non-GAAP basic EPS for the first quarter and full fiscal year 2027 to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges and impairment charges and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 592 million common shares for basic earnings per share and 598 million common shares for diluted earnings per share for the fiscal year ended February 28, 2026. The weighted average number of shares outstanding was 591 million common shares for basic and diluted loss per share for the fiscal year ended February 28, 2025.
Common Shares Outstanding
On April 6, 2026, there were 588 million voting common shares, 14 million restricted share units and 1.8 million deferred share units outstanding. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes (as defined below), as described in Note 7 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.

Results of Operations - Three months ended February 28, 2026 compared to the three months ended February 28, 2025
Revenue
Revenue by Segment
Comparative breakdowns of revenue by product and service on a U.S. GAAP basis are set forth below.

	For the Three Months Ended (in millions)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Revenue by Segment
QNX	$78.7	$65.8	$12.9	$65.9	$(0.1)
Secure Communications	72.5	67.3	5.2	71.6	(4.3)
Licensing	4.8	8.6	(3.8)	15.4	(6.8)
	$156.0	$141.7	$14.3	$152.9	$(11.2)

% Revenue by Segment
QNX	50.4%	46.4%		43.1%
Secure Communications	46.5%	47.5%		46.8%
Licensing	3.1%	6.1%		10.1%
	100.0%	100.0%		100.0%
QNX
The increase in QNX revenue of $12.9 million was primarily due to an increase of $10.0 million in royalty revenue and an increase of $2.3 million in development seat revenue.
The Company previously stated that it expected QNX revenue in the fourth quarter of fiscal 2026 to be in the range of $71 million to $77 million. QNX revenue in the fourth quarter of fiscal 2026 was $78.7 million.
Secure Communications
The increase in Secure Communications revenue of $5.2 million was primarily due to an increase of $8.6 million in Secusmart product revenue, an increase of $2.1 million in BlackBerry AtHoc product revenue, partially offset by a decrease of $2.9 million in professional services revenue and a decrease of $2.6 million BlackBerry UEM product revenue.
The Company previously stated that it expected Secure Communications revenue in the fourth quarter of fiscal 2026 to be in the range of $61 million to $65 million. Secure Communications revenue in the fourth quarter of fiscal 2026 was $72.5 million due to higher than expected Secusmart product revenue.
Licensing
The decrease in Licensing revenue of $3.8 million was primarily due to a decrease in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected revenue from intellectual property licensing to be approximately $6 million in each of the four quarters of fiscal 2026. Revenue from intellectual property licensing was approximately $4.8 million in fourth quarter of fiscal 2026.
Total BlackBerry Revenue
The Company previously stated that it expected the total BlackBerry revenue to be in the range of $138 million to $148 million in the fourth quarter of fiscal 2026. Total BlackBerry revenue was $156.0 million in the fourth quarter of fiscal 2026 due to Secure Communications revenue exceeding previously provided guidance for the reasons described above.

U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Three Months Ended (in millions)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Revenue by Geography
North America	$63.6	$70.2	$(6.6)	$78.4	$(8.2)
Europe, Middle East and Africa	60.6	47.8	12.8	42.8	5.0
Other regions	31.8	23.7	8.1	31.7	(8.0)
	$156.0	$141.7	$14.3	$152.9	$(11.2)

% Revenue by Geography
North America	40.8%	49.5%		51.3%
Europe, Middle East and Africa	38.8%	33.7%		28.0%
Other regions	20.4%	16.8%		20.7%
	100.0%	100.0%		100.0%
North America Revenue
The decrease in North America revenue of $6.6 million was primarily due to a decrease of $3.8 million in Licensing revenue, a decrease of $3.1 million in BlackBerry QNX development seat revenue, a decrease of $2.6 million in BlackBerry UEM product revenue and a decrease of $1.8 million in professional services revenue partially offset by an increase of $5.9 million in BlackBerry QNX royalty revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $12.8 million was primarily due to an increase of $8.7 million in Secusmart product revenue and an increase of $3.3 million in BlackBerry QNX development seat revenue, partially offset by a decrease of $0.8 million in BlackBerry QNX royalty revenue.
Other Regions Revenue
The increase in Other regions revenue of $8.1 million was primarily due to an increase in of $4.9 million in BlackBerry QNX royalty revenue and an increase of $2.3 million in BlackBerry QNX development seat revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $17.3 million to approximately $121.4 million in the fourth quarter of fiscal 2026 (fourth quarter of fiscal 2025 - $104.1 million). The increase was primarily due to increases in revenue from QNX and Secusmart software licenses.

Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 4.3%, to approximately 77.8% of consolidated revenue in the fourth quarter of fiscal 2026 (fourth quarter of fiscal 2025 - 73.5%). The increase was primarily due to a change in mix, specifically a higher relative gross margin contributions from Secusmart software licenses and QNX.
Gross Margin and Adjusted EBITDA by Segment
See “Business Overview - Segment Reporting” and “Fiscal 2026 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	QNX			Secure Communications			Licensing
	February 28,		Change	February 28,		Change	February 28,		Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$78.7	$65.8	$12.9	$72.5	$67.3	$5.2	$4.8	$8.6	$(3.8)
Segment cost of sales	12.2	11.1	1.1	20.3	24.5	(4.2)	1.5	1.6	(0.1)
Segment adjusted gross margin	$66.5	$54.7	$11.8	$52.2	$42.8	$9.4	$3.3	$7.0	$(3.7)
Segment adjusted gross margin %	84%	83%	1%	72%	64%	8%	69%	81%	(12)%
Segment research and development	19.6	12.9	6.7	12.3	9.0	3.3	—	—	—
Segment sales and marketing	17.0	14.4	2.6	12.9	12.0	0.9	—	—	—
Segment general and administrative	8.5	8.2	0.3	7.5	9.2	(1.7)	(1.5)	7.1	(8.6)
Less amortization included in segment cost of sales	—	—	—	—	—	—	1.5	1.5	—
Segment adjusted EBITDA	$21.4	$19.2	$2.2	$19.5	$12.6	$6.9	$6.3	$1.4	$4.9
QNX
The increase in QNX segment adjusted gross margin of $11.8 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to BlackBerry Radar hardware devices.
The increase in QNX segment adjusted gross margin percentage of 1% was due to the same reasons discussed above.
The increase in QNX segment adjusted EBITDA of $2.2 million was primarily due to the reasons discussed above in “Revenue by Segment, partially offset by a decrease in benefit from SIF claims and an increase salaries and benefits expense.
The Company previously stated that it expected QNX segment adjusted EBITDA to be in the range of $17 million to $23 million in the fourth quarter of fiscal 2026. QNX adjusted EBITDA was $21.4 million in the fourth quarter of fiscal 2026.
Secure Communications
The increase in Secure Communications segment adjusted gross margin of $9.4 million was primarily due to the reasons discussed above in “Revenue by Segment” and a higher gross margin contribution from Secusmart due to change in product mix.
The increase in Secure Communications segment adjusted gross margin percentage of 8% was primarily due to a change in mix, specifically an increased gross margin contribution from Secusmart software licenses.
The increase in Secure Communications segment adjusted EBITDA of $6.9 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in salaries and benefits expense.

The Company previously stated that it expected Secure Communications segment adjusted EBITDA to be in the range of $11 million to $15 million in the fourth quarter of fiscal 2026. Secure Communications segment adjusted EBITDA was $19.5 million in the fourth quarter of fiscal 2026 due to Secure Communications revenue exceeding previously provided guidance for the reasons described above in “Revenue by Segment”.
Licensing
The decrease in Licensing segment adjusted gross margin of $3.7 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The decrease in Licensing segment adjusted gross margin percentage of 13% was due to the same reasons discussed above.
The increase in Licensing segment adjusted EBITDA of $4.9 million was primarily due a recovery of credit loss provision, partially offset by a decrease in revenue to the reasons discussed above in “Revenue by Segment”.
The Company previously stated that it expected Licensing segment adjusted EBITDA to be approximately $5 million in the fourth quarter of fiscal 2026. Licensing segment adjusted EBITDA was $6.3 million in the fourth quarter of fiscal 2026 due to the reasons noted above.
Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative and amortization expenses for the quarter ended February 28, 2026, compared to the quarter ended November 30, 2025 and the quarter ended February 28, 2025. The Company believes it is meaningful to provide a sequential comparison between the fourth quarter of fiscal 2026 and the third quarter of fiscal 2026.

	For the Three Months Ended (in millions)
	February 28, 2026	November 30, 2025	February 28, 2025	February 29, 2024
Revenue	$156.0	$141.8	$141.7	$152.9
Operating expenses
Research and development	33.4	29.6	23.2	28.9
Sales and marketing	31.6	29.3	27.1	26.0
General and administrative	30.7	36.1	50.0	54.0
Amortization	1.9	2.4	4.1	4.7
Impairment of long-lived assets	0.9	0.6	4.9	4.7
Impairment of goodwill	—	—	—	15.9
Debentures fair value adjustment	—	—	—	0.5
Litigation settlements	—	—	2.8	—
Total	$98.5	$98.0	$112.1	$134.7

Operating Expense as % of Revenue
Research and development	21.4%	20.9%	16.4%	18.9%
General and administrative	20.3%	20.7%	19.1%	17.0%
Sales and marketing	19.7%	25.5%	35.3%	35.3%
Amortization	1.2%	1.7%	2.9%	3.1%
Impairment of long-lived assets	0.6%	0.4%	3.5%	3.1%
Impairment of goodwill	—%	—%	—%	10.4%
Debentures fair value adjustment	—%	—%	—%	0.3%
Litigation settlements	—%	—%	2.0%	—%
Total	63.1%	69.1%	79.1%	88.1%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended February 28, 2026, November 30, 2025, February 28, 2025 and February 29, 2024.

U.S. GAAP Operating Expenses
Operating expenses increased by $0.5 million, or 0.5% in the fourth quarter of fiscal 2026, compared to $98.0 million in the third quarter of fiscal 2026 primarily due to an increase of $4.6 million in salaries and benefits expense and an increase of $1.8 million in sales incentive plan costs, partially offset by a decrease of $2.9 million in restructuring cost and a recovery of $2.6 million of previously recognized credit losses.
Operating expenses decreased by $13.6 million, or 12.1%, in the fourth quarter of fiscal 2026, compared to $112.1 million in the fourth quarter of fiscal 2025. The decrease was primarily attributable to a decrease of $8.1 million in restructuring costs, a recovery of $7.3 million of previously recognized credit losses, a decrease of $4.4 million in the Company’s deferred share unit costs and a decrease of $4.0 million in impairment of long-lived assets, partially offset by an increase of $5.7 million in variable incentive plan costs and an increase of $5.3 million in salaries and benefits expense.
Adjusted Operating Expenses
Adjusted operating expenses increased by $4.0 million, or 4.7%, to $89.4 million in the fourth quarter of fiscal 2026 compared to $85.4 million in the third quarter of fiscal 2026. The increase was primarily due to an increase of $4.6 million in salaries and benefits expense and an increase of $1.8 million in sales incentive plan costs, partially offset by a recovery of $2.6 million of previously recognized credit losses.
Adjusted operating expenses increased by $2.0 million, or 2.3%, to $89.4 million in the fourth quarter of fiscal 2026, compared to $87.4 million in the fourth quarter of fiscal 2025. The increase was primarily attributable to an increase of $5.7 million in variable incentive costs, an increase of $5.3 million in salaries and benefits costs and a decrease in benefits of $3.5 million in SIF claims filed, partially offset by a recovery of $7.3 million of previously recognized credit losses and a decrease of $4.4 million in the Company’s deferred share unit costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $10.2 million, or 44.0%, in the fourth quarter of fiscal 2026 compared to the fourth quarter of fiscal 2025, primarily due to an increase in $3.9 million in salaries and benefits expense, a decrease in benefits of $3.5 million in SIF claims filed and an increase of $3.0 million in variable incentive plan costs.
Adjusted research and development expenses increased by $10.1 million, or 45.9%, to $32.1 million in the fourth quarter of fiscal 2026 compared to $22.0 million in the fourth quarter of fiscal 2025, primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses increased by $4.5 million, or 16.6% in the fourth quarter of fiscal 2026 compared to the fourth quarter of fiscal 2025, primarily due to an increase of $3.2 million in salaries and benefits expense, an increase of $1.2 million in sales incentive plan costs and an increase of $0.6 million in stock compensation expense, partially offset by a decrease of $1.0 million in marketing costs.
Adjusted sales and marketing expenses increased by $4.0 million, or 15.2%, to $30.4 million in the fourth quarter of fiscal 2026 compared to $26.4 million in the fourth quarter of fiscal 2025, primarily due to an increase of $3.2 million in salaries and benefits expense and an increase of $1.2 million in sales incentive plan costs, partially offset by a decrease of $1.0 million in marketing costs.
General and administration expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses decreased by $19.3 million, or 38.6%, in the fourth quarter of fiscal 2026 compared to the fourth quarter of fiscal 2025. The decrease was primarily due to a decrease of $8.1 million in restructuring costs, a recovery of $7.3 million of previously recognized credit losses and a decrease of $4.4 million in the Company’s deferred share unit cost, partially offset by an increase of $2.2 million in variable incentive plan costs.
Adjusted general and administrative expenses decreased by $11.6 million, or 31.7%, to $25.0 million in the fourth quarter of fiscal 2026 compared to $36.6 million in the fourth quarter of fiscal 2025. The decrease was primarily due to a recovery of $7.3 million of previously recognized credit losses and a decrease of $4.4 million in the Company’s deferred share unit costs, partially offset by an increase of $2.2 million in variable incentive plan costs.

Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended February 28, 2026 compared to the quarter ended February 28, 2025 and for the quarter ended February 28, 2025 compared to the quarter ended February 29, 2024. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Property, plant and equipment	$1.2	$1.4	$(0.2)	$2.0	$(0.6)
Intangible assets	0.7	2.7	(2.0)	2.8	(0.1)
Total	$1.9	$4.1	$(2.2)	$4.8	$(0.7)

	Included in Cost of Sales
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Property, plant and equipment	$0.1	$0.1	$—	$0.2	$(0.1)
Intangible assets	1.5	1.5	—	1.4	0.1
Total	$1.6	$1.6	$—	$1.6	$—
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $2.2 million was primarily due to the lower cost base of acquired technology assets.
Adjusted amortization expense decreased by $0.5 million to $1.9 million in the fourth quarter of fiscal 2026 compared to $2.4 million in the fourth quarter of fiscal 2025 due to the same reasons discussed above on a U.S. GAAP basis.
Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and intangible assets employed in the Company’s service operations was $1.6 million in the fourth quarter of fiscal 2026 and was consistent with the fourth quarter of fiscal 2025.
Investment Income, Net
Investment income, net, which includes the interest expense from the Debentures, increased by $1.4 million to investment income, net of $3.0 million in the fourth quarter of fiscal 2026 compared to investment income, net of $1.6 million in the fourth quarter of fiscal 2025. The increase in investment income, net is primarily due to higher return on cash and investments in the fourth quarter of fiscal 2026 due to a higher cash and investments balance.
Income Taxes
For the fourth quarter of fiscal 2026, the Company’s net effective income tax expense rate was approximately 6% (fourth quarter of fiscal 2025 - net effective income tax expense rate of approximately 23%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets, and in particular, the change in loss carry forwards, research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income (loss)
The Company’s net income for the fourth quarter of fiscal 2026 was $24.3 million, or $0.04 basic and diluted net income per share on a U.S. GAAP basis (fourth quarter of fiscal 2025 - net loss of $7.4 million, or $0.01 basic and diluted net loss per share). The year over year change of $31.7 million was primarily due to a loss from discontinued operations in the fiscal 2025 which did not recur, a decrease in operating expenses, as described above in “Operating Expenses”, an increase in revenue, as described above in “Revenue by Segment” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”.
Adjusted net income was $34.0 million in the fourth quarter of fiscal 2026 or $0.06 adjusted basic earnings per share (fourth quarter of fiscal 2025 - adjusted net income of $17.7 million or $0.03 adjusted basic earnings per share). The increase in adjusted net income of $16.3 million was primarily due to the same reasons describe above on a U.S. GAAP basis.

The weighted average number of shares outstanding was 589 million common shares for basic earnings per share and 644 million common shares for diluted earnings per share for the fourth quarter of fiscal 2026. The weighted average number of shares outstanding was 594 million common shares for basic and diluted loss per share for the fourth quarter of fiscal 2025.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments increased by $22.1 million to $432.4 million as at February 28, 2026 from $410.3 million as at February 28, 2025, primarily due to the receipt of a $38.1 million deferred cash payment from Arctic Wolf and a $30.0 million guaranteed payment from the Malikie Transaction, partially offset by $60.7 million of common share repurchases under the NCIB program.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Cash and cash equivalents	$274.7	$266.7	$8.0	$175.1	$91.6
Restricted cash and cash equivalents	14.2	13.6	0.6	25.4	(11.8)
Short-term investments	85.2	71.1	14.1	62.0	9.1
Long-term investments (1)	58.3	58.9	(0.6)	35.7	23.2
Cash, cash equivalents, and investments	$432.4	$410.3	$22.1	$298.2	$112.1
______________________________
(1)Includes investments in privately-held companies, including common shares of Arctic Wolf that were received as partial consideration for the sale of the Company’s Cylance endpoint security assets and liabilities to Arctic Wolf. Investments in privately-held companies are considered illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash.
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Current assets	$568.2	$591.5	$(23.3)	$507.5	$84.0
Current liabilities	268.1	344.3	(76.2)	356.9	(12.6)
Working capital	$300.1	$247.2	$52.9	$150.6	$96.6
Current Assets
The decrease in current assets of $23.3 million at the end of fiscal 2026 from the end of fiscal 2025 was primarily due to a decrease in other receivable of $40.9 million and a decrease of $17.7 million in account receivable, net of allowance, partially offset by an increase of $14.1 million in short-term investments, an increase of $12.2 million in other current assets, an increase in cash and cash equivalents of $8.0 million and an increase of $1.0 million in income taxes receivable.
At February 28, 2026, other receivables were $7.5 million, a decrease of $40.9 million from February 28, 2025. The decrease was primarily due to the receipt of a $38.1 million deferred cash payment from Arctic Wolf collected in the fourth quarter of fiscal 2026.
At February 28, 2026, accounts receivable, net of allowance were $156.0 million, a decrease of $17.7 million from February 28, 2025. The decrease was primarily due to the collection of a significant receivable from the Government of Malaysia and a decrease in days sales outstanding to 88.1 days at the end of the fourth quarter of fiscal 2026 from 102.1 days at the end of the fourth quarter of fiscal 2025.
At February 28, 2026, other current assets were $42.2 million, an increase of $12.2 million from February 28, 2025. The increase was primarily due to an increase of $5.0 million in inventory, an increase of $3.1 million in prepaid professional services, an increase of $1.4 million in prepaid revenue share paid to third party and an increase of $1.6 million in prepaid insurance.
At February 28, 2026, income taxes receivable were $2.6 million, an increase of $1.0 million from February 28, 2025. The increase was primarily due to installments made during the period.

Current Liabilities
The decrease in current liabilities of $76.2 million at the end of fiscal 2026 from the end of fiscal 2025 was primarily due to a decrease of $25.6 million in accounts payable, a decrease of $23.0 million in deferred revenue, current, a decrease in accrued liabilities of $14.5 million and a decrease of $13.1 million in income taxes payable.
At February 28, 2026, income taxes payable were $12.4 million, reflecting a decrease of $13.1 million compared to February 28, 2025, which was primarily due to a change in the quarterly tax provision and installments made during the period.
At February 28, 2026, accounts payable were $5.5 million, reflecting a decrease of $25.6 million from February 28, 2025, which was primarily due to timing of payments.
At February 28, 2026, deferred revenue, current were $138.5 million, which reflects a decrease of $23.0 million compared to February 28, 2025 that was primarily attributable to a $31.9 million decrease in deferred revenue, current related to BlackBerry UEM, partially offset by an increase of $7.4 million in deferred revenue, current related to BlackBerry AtHoc.
At February 28, 2026, accrued liabilities were $111.7 million, reflecting a decrease of $14.5 million compared to February 28, 2025, which was primarily due to a decrease of $5.6 million in operating lease liability, current, a decrease of $4.2 million in litigation accruals, a decrease of $3.8 million in legal accruals, a decrease of $2.3 million in deferred share unit liability, a decrease of $1.7 million in restructuring cost accruals and a decrease of $1.7 million in professional service fee accrual, partially offset by an increase of $5.0 million in variable incentive plan accrual.
Cash flows for the fiscal year ended February 28, 2026 compared to the fiscal year ended February 28, 2025 were as follows:

	For the Fiscal Years Ended (in millions)
	February 28, 2026	February 28, 2025	Change	February 29, 2024	Change
Net cash flows provided by (used in):
Operating activities	$50.3	$16.5	33.8	$(3.5)	$20.0
Investing activities	15.6	60.7	(45.1)	46.6	14.1
Financing activities	(58.2)	3.1	(61.3)	(165.1)	168.2
Effect of foreign exchange loss on cash and cash equivalents	0.9	(0.5)	1.4	0.2	(0.7)
Net increase (decrease) in cash and cash equivalents	$8.6	$79.8	$(71.2)	$(121.8)	$201.6
Operating Activities
The increase in net cash flows provided by operating activities of $33.8 million primarily reflects the net changes in working capital.
Investing Activities
During the fiscal year ended February 28, 2026, cash flows provided by investing activities were $15.6 million and included cash proceeds of $38.1 million from the disposal of discontinued operations, partially offset by cash flows used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $13.0 million, intangible asset additions of $5.7 million and acquisitions of property, plant and equipment of $3.8 million. During fiscal 2025, cash flows provided by investing activities were $60.7 million and included cash proceeds of $79.8 million from disposal of discontinued operations, partially offset by cash flows used in transactions involving the acquisitions of short-term and long-term investments, net of the proceeds on sale or maturity in the amount of $9.0 million, partially offset by intangible asset additions of $7.0 million and acquisitions of property, plant and equipment of $3.1 million.
Financing Activities
During the fiscal year ended February 28, 2026, cash flow used in financing activities was $58.2 million, primarily due to repurchases of common shares of $60.7 million pursuant to the NCIB share buyback program, offset by $2.5 million in common shares issued upon the exercise of stock options and under the employee share purchase plan.
During the fiscal year ended February 28, 2026, the Company repurchased 15.6 million common shares at a cost of $60.7 million. See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further information on the Company’s NCIB share buyback program.
Debt Financing and Other Funding Sources
See Note 7 to the Consolidated Financial Statements for a description of the Company’s $200 million aggregate principal amount of 3.00% senior convertible unsecured notes issued in January 2024 (the “Notes”), the $365.0 million aggregate principal amount of convertible debentures issued in September 2020, which matured in November 2023 (the “2020 Debentures”), and the $150.0 million aggregate principal amount of convertible debentures issued in November 2023, which matured in February 2024 (the “Extension Debentures” and, collectively with the Notes and the 2020 Debentures, the “Debentures”, and the “2020 Debentures” collectively with the Extension Debentures, the “Prior Debentures”).
The Company has $14.2 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 4 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were approximately $432.4 million as at February 28, 2026. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generation and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at February 28, 2026:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$31.9	$11.1	$20.8
Purchase obligations and commitments	67.2	67.2	—
Debt interest and principal payments	218.0	6.0	212.0
Total	$317.1	$84.3	$232.8
Total contractual and other obligations as at February 28, 2026 increased by approximately $4.3 million as compared to the February 28, 2025 balance of approximately $312.8 million, which was attributable to an increase in purchase obligation and commitments of $27.0 million offset by decreases in operating lease obligations and debt interest payments.
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
Valuation Allowance Against Deferred Tax Assets
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. A valuation allowance is required for deferred tax assets if it is more likely than not that all or some portion of the asset will not be realized. All available evidence, both positive and negative, that may affect the realization of deferred tax assets must be identified and considered in determining the appropriate amount of the valuation allowance.  There have been no changes in the Company’s judgement in determining the valuation allowance for the fiscal year ended February 28, 2026. Additionally, for interim periods, the estimated annual effective tax rate should include the valuation allowance for current year changes in temporary differences and losses or income arising during the year. For interim periods, the Company needs to consider the valuation allowance that it expects to recognize at the end of the fiscal year as part of the estimated annual effective tax rate. During interim quarters, the Company uses estimates including pre-tax results and ending position of temporary differences as at the end of the fiscal year to estimate the valuation allowance that it expects to recognize at the end of the fiscal year. This accounting treatment has no effect on the Company’s actual ability to utilize deferred tax assets to reduce future cash tax payments. Different judgments could yield different results. There have been no changes to the method with which the Company estimates the valuation allowance for the interim quarters during the fiscal year ended February 28, 2026.
Revenue Recognition
Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including any constraints on variable consideration, are evaluated at each reporting period. To the extent the transaction price in a contract with a customer includes variable consideration, the Company estimates the amount of variable consideration that should be included in the price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. The Company also estimates whether and how much variable consideration is subject to constraint if it cannot conclude it is probable that a significant reversal in revenue will not occur, due to factors such as: the consideration being highly susceptible to factors outside the Company’s influence, the period of time before the variable consideration is resolved, the Company’s previous experience with similar contracts, the Company’s history of price concessions or changing of payment terms, and whether there is a large number and broad range of possible variable consideration amounts. Apart from future revenues from the Malikie Transaction which are constrained, there have been no material changes to the Company’s assumptions or estimates on any material variable consideration for the fiscal year ended February 28, 2026.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2026 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2026, approximately 15% of cash and cash equivalents, 22% of accounts receivables and 46% of accounts payable were denominated in foreign currencies (February 28, 2025 – 19%, 29% and 71%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at February 28, 2026 or February 28, 2025 (after hedging activities), the impact to the Company would be immaterial.
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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at February 28, 2026 was $3.4 million (February 28, 2025 - $6.6 million). There were two customers that comprised more than 10% of accounts receivable as at February 28, 2026 (February 28, 2025 - two customers comprised more than 10%). As at February 28, 2026, the percentage of the Company’s receivable balance that was past due decreased by 15.8% compared to February 28, 2025. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distributor partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 12% of the Company’s revenue in fiscal 2026 (fiscal 2025 - one customer that comprised 14%).
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
		Page No.
Report of Independent Registered Public Accounting Firm	(PCAOB ID 271)	61

Consolidated Balance Sheets
For the Years Ended February 28, 2026 and February 28, 2025		64

Consolidated Statements of Shareholders’ Equity
For the Years Ended February 28, 2026, February 28, 2025 and February 29, 2024		65

Consolidated Statements of Operations
For the Years Ended February 28, 2026, February 28, 2025 and February 29, 2024		66

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended February 28, 2026, February 28, 2025 and February 29, 2024		67

Consolidated Statements of Cash Flows
For the Years Ended February 28, 2026, February 28, 2025 and February 29, 2024		68

Notes to the Consolidated Financial Statements		69

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BlackBerry Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BlackBerry Limited and its subsidiaries (the Company) as of February 28, 2026 and February 28, 2025, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended February 28, 2026, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and February 28, 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.
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
Qualitative Goodwill Impairment Assessment
As described in Notes 1, 4 and 5 to the consolidated financial statements, the Company’s goodwill balance was $479.1 million as of February 28, 2026. Goodwill is tested for impairment annually, on December 31, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. In the annual impairment test, management first assesses whether it is more likely than not that an impairment is present in goodwill based upon qualitative factors (the qualitative goodwill impairment assessment). If management determines that it is more likely than not that impairment exists in one of its reporting units, it then conducts an analysis of the carrying value of the reporting unit, including goodwill, compared with its fair value. When the carrying value of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and written down to its fair value. As disclosed by management, management uses significant judgment in assessing the qualitative factors to be considered in the qualitative goodwill impairment assessment, including macroeconomic factors, industry trends, cost factors, overall financial performance and the Company’s share price and resultant market value capitalization in comparison to its book value.
The principal considerations for our determination that performing procedures relating to the qualitative goodwill impairment assessment is a critical audit matter are the significant judgment by management in assessing the qualitative factors in the qualitative goodwill impairment assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value; and a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s qualitative goodwill impairment assessment of macroeconomic factors, industry trends, cost factors, overall financial performance and the Company’s share price and resultant market value capitalization in comparison to its book value.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s qualitative goodwill impairment assessment. These procedures also included, among others, evaluating the reasonableness of management’s qualitative goodwill impairment assessment related to macroeconomic factors, industry trends, cost factors, overall financial performance and the Company’s share price and resultant market value capitalization in comparison to its book value by (i) considering current and past performance of the reporting units; (ii) considering consistency with external market and industry data; (iii)

comparing share price trends and market value capitalization for the Company at various points during year to third party market data; and (iv) considering consistency with evidence obtained in other areas of the audit.
/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
April 9, 2026
We have served as the Company's auditor since 2020.

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions)
Consolidated Balance Sheets

	As at
	February 28, 2026	February 28, 2025
Assets
Current
Cash and cash equivalents (note 4)	$274.7	$266.7
Short-term investments (note 4)	85.2	71.1
Accounts receivable, net of allowance of $3.4 and $6.6, respectively (note 5 and note 13)	156.0	173.7
Other receivables (note 5)	7.5	48.4
Income taxes receivable	2.6	1.6
Other current assets (note 5)	42.2	30.0
	568.2	591.5
Restricted cash and cash equivalents (note 4)	14.2	13.6
Long-term investments (note 4)	58.3	58.9
Other long-term assets (note 5)	56.3	76.5
Operating lease right-of-use assets, net (note 12)	16.7	22.0
Property, plant and equipment, net (note 5)	12.3	13.4
Intangible assets, net (note 5)	40.1	47.3
Goodwill (note 5)	479.1	472.4
	$1,245.2	$1,295.6
Liabilities
Current
Accounts payable	$5.5	$31.1
Accrued liabilities (note 5)	111.7	126.2
Income taxes payable (note 6)	12.4	25.5
Deferred revenue, current (note 13)	138.5	161.5
	268.1	344.3
Deferred revenue, non-current (note 13)	14.1	5.6
Operating lease liabilities (note 12)	18.8	28.7
Other long-term liabilities	1.7	1.8
Long-term notes (note 7)	196.5	195.3
	499.2	575.7
Commitments and contingencies (note 11)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 587,431,120 voting common shares (February 28, 2025 - 596,230,655)	2,924.4	2,976.4
Deficit	(2,167.2)	(2,237.3)
Accumulated other comprehensive loss (note 10)	(11.2)	(19.2)
	746.0	719.9
	$1,245.2	$1,295.6
See notes to consolidated financial statements.
On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Shareholders’ Equity

	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2023	$2,908.6	$(2,028.1)	$(23.7)	$856.8
Net loss	—	(130.2)	—	(130.2)
Other comprehensive income	—	—	9.4	9.4
Stock-based compensation (note 8)	33.1	—	—	33.1
Shares issued:
Exercise of stock options (note 8)	0.3	—	—	0.3
Redemption of deferred share units ("DSUs") (note 8)	0.9	—	—	0.9
Employee share purchase plan (note 8)	4.8	—	—	4.8
Balance as at February 29, 2024	2,947.7	(2,158.3)	(14.3)	775.1
Net loss	—	(79.0)	—	(79.0)
Other comprehensive loss	—	—	(4.9)	(4.9)
Stock-based compensation (note 8)	25.6	—	—	25.6
Shares issued:
Employee share purchase plan (note 8)	3.1	—	—	3.1
Balance as at February 28, 2025	2,976.4	(2,237.3)	(19.2)	719.9
Net income	—	53.2	—	53.2
Other comprehensive income	—	—	8.0	8.0
Stock-based compensation (note 8)	23.1	—	—	23.1
Share repurchase (note 8)	(77.6)	16.9	—	(60.7)
Shares issued:
Employee share purchase plan (note 8)	2.5	—	—	2.5
Balance as at February 28, 2026	$2,924.4	$(2,167.2)	$(11.2)	$746.0
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data)
Consolidated Statements of Operations

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Revenue (note 13)	$549.1	$534.9	$759.1
Cost of sales	130.9	140.0	268.4
Gross margin	418.2	394.9	490.7

Operating expenses
Research and development	113.6	108.8	127.1
Sales and marketing	114.0	95.5	104.0
General and administrative	128.8	159.7	187.2
Amortization	11.4	17.7	26.7
Impairment of goodwill (note 4)	—	—	15.9
Impairment of long-lived assets (note 4)	2.1	9.6	15.3
Prior Debentures fair value adjustment (note 7)	—	—	3.5
Litigation settlements (note 11)	—	2.8	—
	369.9	394.1	479.7
Operating income	48.3	0.8	11.0
Investment income, net (note 4 and note 7)	10.7	7.7	18.8
Income before income tax	59.0	8.5	29.8
Provision for income taxes (note 6)	5.8	17.0	24.2
Income (loss) from continuing operations	53.2	(8.5)	5.6
Gain from disposal of discontinued operation, net of tax (note 3)	—	10.2	—
Loss from discontinued operations, net of tax (note 3)	—	(80.7)	(135.8)
Net income (loss)	$53.2	(79.0)	(130.2)
Earnings (loss) per share (note 9)
Basic earnings (loss) per share from continuing operations	$0.09	(0.01)	0.01
Total basic earnings (loss) per share	$0.09	(0.13)	(0.22)

Diluted earnings (loss) per share from continuing operations	$0.09	(0.01)	0.01
Total diluted earnings (loss) per share	$0.09	(0.13)	(0.22)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Net income (loss)	$53.2	$(79.0)	$(130.2)
Other comprehensive income (loss)
Net change in fair value and amounts reclassified to net income (loss) from derivatives designated as cash flow hedges during the year (note 10)	2.2	(2.2)	1.3
Foreign currency translation adjustment	5.8	(2.7)	1.6
Actuarial gains associated with other post-employment benefit obligations	—	—	0.5
Net change in fair value from instrument-specific credit risk on the Prior Debentures during the year (note 7)	—	—	6.0
Other comprehensive income (loss)	8.0	(4.9)	9.4
Comprehensive income (loss)	$61.2	$(83.9)	$(120.8)
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions)
Consolidated Statements of Cash Flows

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Cash flows from operating activities
Net income (loss)	$53.2	$(79.0)	$(130.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	17.8	44.7	58.5
Stock-based compensation	23.2	25.6	33.1
Gain on disposal of discontinued operation (note 3)	—	(10.4)	—
Impairment of goodwill (note 4)	—	—	34.8
Impairment of long-lived assets (note 4)	2.1	9.6	15.3
Intellectual property disposed of by sale (note 13)	—	—	147.2
Prior Debentures fair value adjustment (note 7)	—	—	3.5
Operating leases	(11.3)	(10.8)	(13.7)
Other	1.2	2.3	2.3
Net changes in working capital items
Accounts receivable, net of allowance	17.7	25.0	(78.8)
Other receivables	2.8	11.7	(9.2)
Income taxes receivable	(1.0)	2.0	(0.5)
Other assets	8.2	(16.0)	(54.3)
Accounts payable	(26.5)	14.2	(7.4)
Accrued liabilities	(9.5)	6.4	(20.3)
Income taxes payable	(13.1)	(2.9)	8.7
Deferred revenue	(14.5)	(5.9)	7.5
Net cash provided by (used in) operating activities	50.3	16.5	(3.5)
Cash flows from investing activities
Acquisition of long-term investments	—	—	(1.6)
Proceeds on sale, maturity or distribution from long-term investments	1.1	—	—
Acquisition of property, plant and equipment	(3.8)	(3.1)	(7.1)
Acquisition of intangible assets	(5.7)	(7.0)	(13.8)
Cash proceeds from disposal of discontinued operation (note 3)	38.1	79.8	—
Acquisition of short-term investments	(153.6)	(154.9)	(154.4)
Proceeds on sale or maturity of short-term investments	139.5	145.9	223.5
Net cash provided by investing activities	15.6	60.7	46.6
Cash flows from financing activities
Issuance of common shares	2.5	3.1	5.9
Common shares repurchased	(60.7)	—	—
Maturities of 2020 Debentures and Extension Debentures (note 7)	—	—	(515.0)
Proceeds from Issuance of Extension Debentures and Notes (note 7)	—	—	344.0
Net cash provided by (used in) financing activities	(58.2)	3.1	(165.1)
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	0.9	(0.5)	0.2
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the year	8.6	79.8	(121.8)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	280.3	200.5	322.3
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$288.9	$280.3	$200.5
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

1.    BLACKBERRY LIMITED AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
BlackBerry Limited (the “Company”) provides enterprises and governments the intelligent software and services that power the world around us. Based in Waterloo, Ontario, the Company’s high-performance foundational software enables major automakers and industrial giants alike to unlock transformative applications, drive new revenue streams and launch innovative business models, all without sacrificing safety, security, and reliability. With a deep heritage in Secure Communications, the Company delivers operational resiliency with a comprehensive, highly secure, and extensively certified portfolio for mobile fortification, mission-critical communications, and critical events management. The Company’s common shares trade under the ticker symbol “BB” on the New York Stock Exchange and the Toronto Stock Exchange.
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
The Company is organized and managed as three reportable operating segments: QNX, Secure Communications and Licensing, as further discussed in Note 13.
Significant Accounting Policies and Critical Accounting Estimates
Use of estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to revenue-related estimates including variable consideration, standalone selling price (“SSP”), estimated customer life, right of return and customer incentive commitments, fair value of reporting units in relation to actual or potential goodwill impairment, fair value of the Debentures (as defined in Note 7), fair value of performance-based RSUs, fair value of long-lived assets in relation to actual or potential impairment, the Company’s long-lived asset groupings, estimated useful lives of property, plant and equipment and intangible assets, provision (or recovery) of income taxes, realization of deferred income tax assets and the related components of the valuation allowance, allowance for credit losses, incremental borrowing rates in determining the present value of lease liabilities, the determination of reserves for various litigation claims, and the fair value of common shares received in a private entity as consideration in the sale of the Cylance business (as discussed in Note 3). Actual results could differ from these estimates, which were based upon circumstances that existed as of the date of the consolidated financial statements, February 28, 2026.
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
Accounts receivable, net of allowance
The accounts receivable balance reflects invoiced and accrued revenue and is presented net of an allowance for credit losses. The Company expects the majority of its accounts receivable balances to continue to come from large customers as it sells the majority of its software products and services through resellers and other distribution partners or directly to automotive OEMs and Tier 1 vendors. The Company establishes current expected credit losses (“CECL”) for pools of assets with similar risk characteristics by evaluating historical levels of credit losses, current economic conditions that may affect a customer’s ability to pay, and creditworthiness of significant customers. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customer’s operating results or financial position, and payment experiences), the Company records a specific credit loss provision to reduce the customer’s related accounts receivable to its estimated net realizable value. If circumstances related to specific customers change, the Company’s estimates of the recoverability of accounts receivable balances could be further adjusted.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Allowance for Credit Losses on Available-for-sale Debt Securities
At each reporting period, the Company evaluates its available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis. In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statement of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying issuer, credit ratings actions, as well as other factors. To determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
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
The Company formally documents relationships between hedging instruments and associated hedged items. This documentation includes: identification of the specific foreign currency forecasted transaction being hedged; the nature of the risk being hedged; the hedge objective; and the method of assessing hedge effectiveness. If an anticipated transaction is deemed no longer likely to occur, the corresponding derivative instrument is de-designated as a hedge and any associated unrealized gains and losses in AOCL are recognized in income at that time. Any future changes in the fair value of the instrument are recognized in current income.
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
Leases
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit discount rate, the Company primarily uses its estimated incremental borrowing rate, based on the information available at the commencement date of the lease, in determining the present value of future payments. The Company’s estimated incremental borrowing rate requires significant judgment and is determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. The operating lease ROU asset includes any lease payments made, lease incentives and initial direct costs incurred. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. In some cases, the Company has index-based variable lease payments for which an estimated rate is applied to the initial lease payment to determine future lease payment amounts.
The Company has building, vehicle and data center lease agreements with lease and non-lease components that are accounted for separately. For lease terms of 12 months or less on the commencement date, the Company recognizes the lease payments as lease cost on a straight-line basis over the lease term. The Company recognizes sublease income on a straight-line basis over the sublease term in its consolidated statements of operations.
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
Intangible assets
Intangible assets with finite useful lives are stated at cost, less accumulated amortization and impairment. Amortization is provided on a straight-line basis over the following terms:

Acquired technology	Between 3 and 10 years
Intellectual property	Between 1 and 25 years
Other acquired intangibles	Between 2 and 10 years
Acquired technology consists of intangible assets acquired through business acquisitions. Intellectual property consists of patents including purchased and internally generated patents and maintenance fees. Other acquired intangibles include items such as customer relationships and brand. The useful lives of intangible assets are evaluated at least annually to determine if events or circumstances warrant a revision to their remaining period of amortization. Legal, regulatory and contractual factors, the effects of obsolescence, demand, competition and other economic factors are potential indicators that the useful life of an intangible asset may be revised.
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
Nature of products and services
The Company is organized and managed as three reportable operating segments. The Company has multiple products and services from which it derives revenue, which are structured in three groups: QNX, Secure Communications and Licensing.
QNX
QNX consists of BlackBerry® QNX®, BlackBerry Radar®, BlackBerry® Certicom®, and other QNX applications. QNX revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services and through volume-based royalties.
QNX software license revenue from both term subscription and perpetual contracts is recognized at a point in time when the software is made available to the customer for use, as the software has standalone functionality and the license is distinct in the context of the contract. The licenses for certain software embedded into hardware such as automotive digital cockpit systems and advanced driver-assistance systems are sold as a sales-based royalty where intellectual property is the predominant item to which the royalty relates, and are recognized based on actual volumes and underlying sales by the customer of the hardware with the embedded software shipped by the customer, except in cases where the customer contractually commits to a certain volume or makes a non-refundable prepayment related to its future royalties, in which case consideration is fixed and recognized immediately.
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
Secure Communications
The Secure Communications business consists of BlackBerry unified endpoint management (“UEM”) solutions, BlackBerry® SecuSUITE® and BlackBerry® AtHoc® .
BlackBerry UEM
The Company’s endpoint management platform includes BlackBerry® UEM, BlackBerry® Dynamics™, and BlackBerry® Workspaces solutions. BlackBerry UEM employs a containerized approach to manage and secure devices, third party and custom applications, identity, content and endpoints. The Company generates software license revenue from term subscription contracts, which are commonly bundled with support, maintenance and professional services.
If the licensed software in a contract requires access to the Company’s proprietary secure network infrastructure in order to function, revenue from term subscription contracts is recognized over time, ratably over the term. If access to the Company’s proprietary network infrastructure is not required for the software to function, revenue associated with both term subscription and perpetual licenses contracts is recognized at a point in time upon delivery of the software. Generally, most of the Company’s UEM software products sold require access to the Company’s proprietary secure network infrastructure to function, and therefore the associated revenue is recognized over time, ratably over either the subscription term or expected customer life as described above.
BlackBerry SecuSUITE
SecuSUITE revenue is generated from software license products associated with secure communications and any associated hardware. Like BlackBerry UEM products, if the licensed software requires access to the Company’s proprietary secure network infrastructure, revenue from the contract is recognized over time, ratably over the expected term or over the customer life, if licensed on a perpetual basis. If access to the Company’s proprietary network infrastructure is not required, revenue associated with the license is recognized at a point in time upon delivery of the

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

software. Revenue from hardware is recognized once title and the significant risks and rewards of ownership of the products are transferred to the customer, which occurs when control transfers at date of shipment.
BlackBerry AtHoc
BlackBerry AtHoc generates revenue from networked critical event management solutions through perpetual and term subscriptions which include technical support, as well as associated professional services. The licensed software in most contracts requires access to the Company’s proprietary secure network infrastructure to function, specifically through AtHoc’s secure platform which is included within the Company’s data center. The Company recognizes the license revenue over the term of the contract beginning on the commencement date of each contract, the date that services are made available to customers.
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
Significant judgments in revenue recognition
The Company’s contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
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
Payment terms and conditions vary by contract type and geography although standard billing terms are that payment is due upon receipt of invoice, generally payable within the agreed upon payment terms. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that contracts generally do not include a significant financing component if the period between when the payment is received and when the Company transfers the promised goods or services to the customer will be one year or less. To the extent the Company determines that there is a significant financing component in a contract with a customer, it determines the impact of the time value of money in adjusting the transaction price to account for the income associated with the financing component by estimating the discount rate that would be reflected in a separate financing transaction between the customer and the Company at contract inception, based upon the credit characteristics of the customer receiving financing in the contract.
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
Research and development
Research costs are expensed as incurred. Development costs for licensed software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company’s products are generally released soon

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

after technological feasibility has been established and therefore costs incurred subsequent to achievement of technological feasibility are not significant and have been expensed as incurred. The Company does not currently have any capitalized research and development costs.
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
The Equity Incentive Plan (the “Equity Plan”) was adopted during fiscal 2014. The Equity Plan provides for grants of incentive stock options and restricted share units (“RSUs”) to officers and employees of the Company or its subsidiaries. RSUs may be either time-based (“TBRSUs”) or time- and performance-based (“PBRSUs”). The number of common shares authorized for awards under the Equity Plan is 60,875,000 common shares. Any shares that are subject to options or TBRSUs granted under the Equity Plan are counted against this limit as one share for every option or TBRSU, as applicable, and any shares that are subject to PBRSUs granted under the Equity Plan are counted against this limit at the maximum performance attainment (which is generally 1.5 or 2.0 shares for every PBRSU). Awards previously granted under the Equity Plan that expire or are forfeited, or settled in cash, or are sold to cover withholding tax requirements are counted as one share added to the shares available under the Equity Plan. There are approximately 19.9 million shares in the equity pool available for future grants under the Equity Plan as at February 28, 2026.
RSUs are redeemed for common shares issued by the Company or the cash equivalent on the vesting dates established by the Board or the Compensation Committee of the Board. The RSUs granted under the Equity Plan generally vest over a three-year period, either in equal annual installments, equal quarterly installments, or on the third anniversary date of grant. The Company classifies RSUs as equity instruments as the Company has the ability and intent to settle the awards in common shares. The compensation expense for standard RSUs is calculated based on the fair value of each RSU as determined by the closing value of the Company’s common shares on the business day of the grant date. The Company recognizes compensation expense over the vesting period of the RSU.
For PBRSUs, the Company estimates achievement against performance goals, which are based on Company operating metrics and targets pre-determined by the Board and on relative total shareholder return (“TSR”). Performance on the operating metrics is measured over three successive one-year periods and TSR performance is measured across an overlapping three-year period. For PBRSUs granted in fiscal 2026, the operating metrics are (i) adjusted EBITDA margin percentage and (ii) divisional revenue growth rates, and up to 200% of the target award may be earned upon achievement of the applicable operating and TSR targets. The estimated achievement is updated for the Company’s outlook for the fiscal year as at the end of each fiscal quarter.
To determine the grant date fair value of the PBRSUs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the PBRSUs over the three-year performance period based on the grant date fair value. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated statement of operations.
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
2.    ADOPTION OF ACCOUNTING POLICIES
Accounting Standards Adopted During Fiscal 2026
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on the topic of income taxes. The standard requires additional disclosure for income taxes. These requirements include: (i) requiring a public entity to disclose specific categories in the rate reconciliation; (ii) disclosure of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); (iii) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (iv) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received); (v) annual disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (vi) annual disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The Company adopted this guidance for the year ended February 28, 2026, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 6 for further details.
Accounting Pronouncements Not Yet Adopted
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
3.    DISCONTINUED OPERATIONS
On February 3, 2025, the Company completed the sale of its Cylance assets and related liabilities to Arctic Wolf Networks, Inc. (“Arctic Wolf”) for $160.0 million of cash, subject to certain adjustments of approximately $42.1 million, and 5.5 million common shares of Arctic Wolf. The Company received $79.8 million on closing and was owed a delayed cash payment one year following the closing of $38.1 million which was paid on February 10, 2026. In connection with the sale, the Company recognized a gain on disposal of discontinued operations before taxes of $10.4 million in the fourth quarter of fiscal 2025.
The financial results of Cylance are presented as “loss from discontinued operations, net of tax” in the Consolidated Statements of Operations and have been removed from the presentation of results from continuing operations. The following table represents the financial results of Cylance for the years ended February 28, 2025 and February 29, 2024:

	For the Years Ended
	February 28, 2025	February 29, 2024
Revenue	$71.2	$93.6
Cost of sales	42.8	55.7
Gross margin	28.4	37.9

Operating expenses
Research and development	30.4	46.0
Sales and marketing	42.5	59.9
General and administrative	15.7	21.7
Amortization	20.5	27.2
Impairment of goodwill	—	18.9
Gain on disposal of discontinued operation	(10.4)	—
	98.7	173.7
Operating loss	(70.3)	(135.8)
Provision for income taxes	0.2	—
Net loss from discontinued operations, net of tax	$(70.5)	$(135.8)

Basic loss per share from discontinued operations	$(0.12)	$(0.23)
Diluted loss per share from discontinued operations	$(0.12)	$(0.23)

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The discontinued operations had no acquisition of property, plant and equipment for the years ended February 28, 2025 and February 29, 2024. The following table represents the amortization and stock-based compensation (representing the significant non-cash operating item) of the discontinued operations for the years ended February 28, 2025 and February 29, 2024:

	For the Years Ended
	February 28, 2025	February 29, 2024
Amortization	$20.5	$27.2
Stock based compensation	$5.0	$4.3
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
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately-held companies without readily determinable fair values in which the Company does not own a controlling interest or have significant influence. Investments in privately-held companies are recorded at fair value on a non-recurring basis. The fair

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

value of non-marketable equity investments are classified as Level 3 when the Company estimates fair value using significant unobservable inputs such as when the investment is remeasured due to impairment or observable price changes in the equity of an investee resulting from an orderly transaction for identical or similar investments of the same issuer.
Goodwill Impairment
During the years ended February 28, 2026, and February 28, 2025 there were no goodwill impairment charges. In its annual goodwill impairment tests in the fourth quarter of fiscal 2026 and 2025, the Company’s estimates indicated the fair values of all its reporting units substantially exceeded their carrying values, such carrying values were expected to be recovered, and there was no goodwill impairment.
During the year ended February 29, 2024, the Company recorded a goodwill impairment charge of $34.8 million in the BlackBerry Spark reporting unit, which at the time was part of the Cybersecurity operating segment. The BlackBerry Spark reporting unit was subsequently bifurcated into the Cylance and UEM reporting units for the purposes of the sale of the Cylance business as discussed above. The allocation of the BlackBerry Spark goodwill impairment charge was $15.9 million to the UEM reporting unit and $18.9 million to the Cylance reporting unit. The portion of the BlackBerry Spark goodwill impairment charge allocated to the Cylance reporting unit was based on the same proportion determined in the third quarter of fiscal 2025 in determining the Cylance discontinued operations and assets held for sale for the year ended February 29, 2025. The Cybersecurity operating segment subsequently became the Secure Communications operating segment, as disclosed in Note 13. The estimated fair values of the Company’s other reporting units substantially exceeded their carrying values as at the annual goodwill impairment test date.
Impairment of Long-Lived Assets (“LLA”)
During the year ended February 28, 2026, the Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of $1.2 million and $0.9 million, respectively, relating to operating lease right-of-use (“ROU”) assets and property, plant and equipment associated with exiting such facilities and to the change in the extent or manner in which certain information technology assets are used (February 28, 2025 - $6.9 million and $2.7 million, respectively). The impairment was determined by comparing the fair value of the impacted long-lived assets to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. The fair value measurement of ROU impaired assets is classified as Level 3 of the fair value hierarchy.
During the year ended February 29, 2024, the Company exited certain leased facilities and recorded a pre-tax and after-tax impairment charge of $7.5 million consisting of $6.9 million related to operating lease ROU assets for certain facilities and $0.6 million related to property, plant and equipment. The Company also conducted regular reviews of the individual patents, both organically generated and acquired, comprising its patent portfolio. As a result of this review, for the year ended February 29, 2024, the Company determined it had an indicator of impairment, as it had ceased enforcement and abandoned the legal right and title to patents with a cost of $15.3 million, accumulated amortization of $7.5 million, and net book value of $7.8 million, which is classified as an impairment of long-lived assets on the Company’s consolidated statements of operations.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level and balance sheet classification as at February 28, 2026 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$168.6	$—	$—	$168.6	$168.6	$—	$—	$—
Investments in privately-held companies	51.5	2.4	(1.2)	52.7	—	—	52.7	—
	220.1	2.4	(1.2)	221.3	168.6	—	52.7	—

Level 2:
Term deposits, and certificates of deposits	49.7	—	—	49.7	20.1	20.0	—	9.6
Bearer deposit notes	24.9	—	—	24.9	11.0	13.9	—	—
Commercial paper	93.2	—	—	93.2	37.3	51.3	—	4.6
Non-U.S. promissory notes	24.4	—	—	24.4	24.4	—	—	—
Non-U.S. treasury bills	13.3	—	—	13.3	13.3	—	—	—
	205.5	—	—	205.5	106.1	85.2	—	14.2
Level 3:
Investments in privately-held companies	1.3	4.3	—	5.6	—	—	5.6	—
	1.3	4.3	—	5.6	—	—	5.6	—
	$426.9	$6.7	$(1.2)	$432.4	$274.7	$85.2	$58.3	$14.2
______________________________
(1) Cost basis for investments in privately-held companies includes the effect of returns of capital and impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The components of cash, cash equivalents and investments by fair value level and balance sheet classification as at February 28, 2025 were as follows:

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
As at February 28, 2026, the Company had non-marketable equity investments without readily determinable fair value of $58.3 million (February 28, 2025 - $58.9 million) including common shares of Arctic Wolf received as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf. During the year ended February 28, 2026 the Company recorded $1.8 million in upward adjustment to the carrying value of non-marketable equity investments without readily determinable fair value resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income, net on the Company’s consolidated statements of operations (February 28, 2025 - upward adjustments of $1.2 million and downward adjustments of $2.4 million and February 29, 2024 - nil). During the year ended February 28, 2026, the Company recorded a $2.3 million impairment on a certain investment which was subsequently sold at the carrying amount with no gain or loss recognized, (February 28, 2025 - $0.2 million and February 29, 2024 - nil). As of February 28, 2026, the Company has recorded a cumulative impairment of $5.3 million to the carrying value of certain other non-marketable equity investments without readily determinable fair value (February 28, 2025 - $3.0 million).
There were no realized gains or losses on available-for-sale debt securities for the year ended February 28, 2026 (February 28, 2025 and February 29, 2024 - nil).
The Company has restricted cash and cash equivalents, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit and a performance bond that the Company was required to post to support a government contract. These letters of credit support certain leasing arrangements entered into in the ordinary course of business and are for terms ranging from one month to approximately six years. The Company is legally restricted from accessing these funds during the term of the leases for which the letters of credit have

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

been issued and during the term of the government contract; however, the Company can continue to invest the funds and receive investment income thereon.
The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at February 28, 2026, February 28, 2025 and February 29, 2024 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	February 28, 2026	February 28, 2025	February 29, 2024
Cash and cash equivalents	$274.7	$266.7	$175.1
Restricted cash and cash equivalents	14.2	13.6	25.4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$288.9	$280.3	$200.5
The contractual maturities of available-for-sale investments as at February 28, 2026 and February 28, 2025 were as follows:

	As at
	February 28, 2026		February 28, 2025
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$205.5	$205.5	$127.7	$127.7
No fixed maturity	—	—	10.0	—
	$205.5	$205.5	$137.7	$127.7
As at February 28, 2026 and February 28, 2025 the Company had no available-for-sale debt securities with continuous unrealized losses.
5. CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The current estimated credit losses (“CECL”) for accounts receivable as at February 28, 2026 was $3.4 million (February 28, 2025 - $6.6 million).
The Company also has long-term accounts receivable included in Other long-term assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure to default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 29, 2024	$6.0
Prior period provision for expected credit losses	5.3
Write-offs charged against the allowance	(4.7)
Ending balance of the allowance for credit loss as at February 28, 2025	6.6
Current period recovery for expected credit losses	(2.4)
Write-offs charged against the allowance	(0.8)
Ending balance of the allowance for credit loss as at February 28, 2026	$3.4
The allowance for credit losses as at February 28, 2026 consists of $1.0 million (February 28, 2025 - $1.1 million) relating to CECL estimated based on days past due and region and $2.4 million (February 28, 2025 - $5.5 million) relating to specific customers that were evaluated separately.
There were two customers that comprised more than 10% of accounts receivable as at February 28, 2026 (February 28, 2025 - two customers comprised more than 10%).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Other Receivables

	As at
	February 28, 2026	February 28, 2025
Arctic Wolf delayed cash payment (1)	$—	$38.6
Other	7.5	9.8
	7.5	48.4
______________________________
(1) As partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, as described in Note 3, the Company was owed a cash payment one year following the closing which was paid on February 10, 2026.
As at February 28, 2026 and February 28, 2025, other receivables included items such as claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”), among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Other Current Assets
As at February 28, 2026 and February 28, 2025, other current assets included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	February 28, 2026	February 28, 2025
Cost
BlackBerry operations and other information technology	$78.0	$80.6
Leasehold improvements and other	12.9	10.5
Furniture and fixtures	4.8	4.6
Manufacturing, repair and research and development equipment	2.5	2.2
	98.2	97.9
Accumulated amortization and impairment	85.9	84.5
Net book value	$12.3	$13.4
For the year ended February 28, 2026, amortization expense related to property, plant and equipment amounted to $5.4 million (February 28, 2025 - $7.6 million; February 29, 2024 - $9.9 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Intangible Assets, Net
Intangible assets comprised the following:

	As at February 28, 2026
	Gross Carrying Cost	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$29.8	$29.8	$—
Other acquired intangibles	40.4	40.4	—
Intellectual property	105.3	65.2	40.1
	$175.5	$135.4	$40.1

	As at February 28, 2025
	Gross Carrying Cost	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$29.8	$29.1	$0.7
Other acquired intangibles	40.4	38.0	2.4
Intellectual property	110.4	66.2	44.2
	$180.6	$133.3	$47.3
For the year ended February 28, 2026, amortization expense related to intangible assets amounted to $12.4 million (February 28, 2025 - $16.7 million; February 29, 2024 - $21.4 million). For the year ended February 28, 2026, the Company has acquired technology and other acquired intangibles that are fully amortized but still in use.
Total additions to intangible assets in fiscal 2026 amounted to $5.7 million (fiscal 2025 - $7.0 million) and primarily consisted of payments for intellectual property relating to patent maintenance and, registration fees.
For the year ended February 28, 2026, the Company recorded $0.4 million in impairment charges related to patent abandonment (fiscal 2025 - $0.5 million).
Based on the carrying value of the identified intangible assets, as at February 28, 2026, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each of the five succeeding years is expected to be as follows: fiscal 2027 - $7.6 million; fiscal 2028 - $6.1 million; fiscal 2029 - $5.0 million; fiscal 2030 - $4.3 million and fiscal 2031 - $3.6 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The weighted average remaining useful lives of the intangible assets are as follows:

As at
	February 28, 2026	February 28, 2025
Acquired technology	0.0 years	0.3 years
Other acquired intangibles	0.0 years	0.6 years
Intellectual property	4.4 years	5.7 years
Goodwill
Changes to the carrying amount of goodwill during the fiscal years ended February 28, 2026 and February 28, 2025 were as follows:

Carrying Amount
Carrying amount as at February 29, 2024	$474.5
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(2.1)
Carrying amount as at February 28, 2025	472.4
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6.7
Carrying amount as at February 28, 2026	$479.1
Other Long-term Assets
As at February 28, 2026 and February 28, 2025, other long-term assets included long-term receivables related to intellectual property sold, long-term receivables relating to minimum royalty commitments from QNX customers, and the long-term portion of deferred commissions, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities is comprised of the following:

	As at
	February 28, 2026	February 28, 2025
Variable incentive accrual	36.5	31.4
Other	75.2	94.8
	$111.7	$126.2
Other accrued liabilities include operating lease liabilities, current, accrued restructuring expenses, current, accrued director fees, accrued vendor liabilities, payroll withholding taxes and accrued royalties, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Restructuring
During fiscal 2025 and fiscal 2024, the Company commenced restructuring programs with the objectives of reducing its annual costs and expenses. Other charges and cash costs may occur as programs are implemented or changes are completed.
The following table sets forth the activity in the Company’s restructuring program liabilities for fiscal 2026 and fiscal 2025:

	Employee Termination Benefits	Facilities and Other Charges (1)	Total
Balance as at February 29, 2024	$16.8	$4.3	$21.1
Charges incurred	21.3	4.8	26.1
Cash payments made	(31.0)	(5.8)	(36.8)
Balance as at February 28, 2025	7.1	3.3	10.4
Charges incurred	11.9	3.8	15.7
Cash payments made	(12.7)	(5.1)	(17.8)
Balance as at February 28, 2026	$6.3	$2.0	$8.3

Current portion	$6.3	$0.7	$7.0
Long-term portion	—	1.3	1.3
	$6.3	$2.0	$8.3
______________________________
(1) Other charges primarily consist of costs associated with system transformation to streamline corporate functions into QNX and Secure Communications.
The long-term portion of the restructuring liabilities is recorded by measuring the remaining payments at present value using an effective interest rate of 4.9%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.

The restructuring charges included employee termination benefits, facilities and other charges. Total charges incurred in fiscal 2026, 2025 and 2024 were $15.7 million, $26.1 million and $37.3 million, respectively, recorded within General and administrative on the Consolidated Statements of Operations.
6.    INCOME TAXES
A reconciliation of the provision for income taxes to the amount computed by applying the 15%(1) statutory Canadian federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

	For the Year Ended
	February 28, 2026
	Amount	Percent
Tax at Canadian Statutory Rate	$8.9	15.0%
Provincial taxes, net of federal tax effect (2)	(0.1)	(0.2)%
Foreign Tax Effects
United States
Foreign federal rate differences	0.4	0.7%
State and local income taxes	(0.5)	(0.8)%
Prior period adjustment	0.4	0.7%
Non-deductible compensation	1.1	1.9%
Research and development tax credits	(0.1)	(0.2)%
Other	(0.2)	(0.3)%
Valuation allowance	(2.1)	(3.6)%
Germany
Foreign federal rate differences	(0.3)	(0.5)%
State and local income taxes	1.4	2.4%
Korea	0.5	0.8%
Other foreign jurisdictions	0.4	0.7%
Changes in Valuation Allowances	(3.4)	(5.8)%
Investment Tax credits	(3.3)	(5.6)%
Nontaxable and Nondeductible items
Share-based payment awards	2.3	4.0%
Others	0.2	0.3%
Changes in Unrecognized Tax Benefits	0.2	0.3%
Other Adjustments	—	—%
Effective Tax Rate	$5.8	9.8%
______________________________
(1) This represents the Canadian federal statutory income tax rate, which is 15% after a 13% general tax reduction and 10% federal tax abatement are applied to the 38% basic rate.
(2) Provincial taxes in Ontario made up the majority of the tax effect in this category.
The difference between the amount of the provision for (recovery of) income taxes and the amount computed by multiplying income (loss) before income taxes by the statutory Canadian tax rate is reconciled for the year ended February 28, 2025 and February 29, 2024 as follows:

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

	For the Years Ended
	February 28, 2025	February 29, 2024
Statutory Canadian tax rate (1)	26.5%	26.5%
Expected provision for (recovery of) income taxes	$2.3	$7.9
Differences in income taxes resulting from:
Valuation allowance	1.6	(3.3)
Investment tax credits	(8.1)	(10.0)
Change in unrecognized income tax benefits	(0.1)	(1.1)
Foreign tax rate differences	5.9	4.5
Non-deductible permanent differences	8.8	7.7
Goodwill de-recognition	—	4.2
Prior period adjustments	(0.4)	8.6
Other differences	7.0	5.7
	$17.0	$24.2
______________________________
(1) This tax rate represents a basic Part I federal tax rate of 38%, net 15% after federal tax abatement and general tax reduction, plus the additional provincial tax of 11.5%.

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Income (loss) before income taxes:
Canadian	$29.2	$(9.1)	$(18.3)
Foreign	29.8	17.6	48.1
	$59.0	$8.5	$29.8
The provision for (recovery of) income taxes consists of the following:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Current
Canadian	$(0.2)	$(0.4)	$(0.8)
Foreign	6.0	17.4	25.0
	$5.8	$17.0	$24.2
Deferred income tax assets and liabilities consist of the following temporary differences:

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

	As at
	February 28, 2026	February 28, 2025
Assets
Property, plant, equipment and intangibles assets	$267.2	$263.3
Non-deductible reserves	19.5	21.3
Minimum taxes	206.7	206.7
Research and development	386.4	410.5
Tax loss carryforwards	499.6	474.7
Other	133.4	141.3
Deferred income tax assets	1,512.8	1,517.8

Valuation allowance	1,512.8	1,517.2
Deferred income tax assets net of valuation allowance	—	0.6

Liabilities
Property, plant, equipment and intangibles assets	—	0.6
Deferred income tax liabilities	—	0.6
Net deferred income tax asset (liability)	$—	$—
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
In evaluating the need for a valuation allowance, the Company noted a history of continuous cumulative losses. In fiscal 2026, the Company saw a decrease in the deferred tax valuation allowance of $4.4 million (February 28, 2025 - decrease of $2.5 million). As a result, the deferred tax valuation allowance had an ending balance of $1,512.8 million (February 28, 2025 - $1,517.2 million). This accounting treatment has no effect on the Company’s ability to utilize deferred tax assets to reduce future cash tax payments. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.
The Company’s total unrecognized income tax benefits as at February 28, 2026 and February 28, 2025 were $19.7 million and $19.5 million, respectively. A reconciliation of the beginning and ending amount of unrecognized income tax benefits that, if recognized, would affect the Company’s effective income tax rate is as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Unrecognized income tax benefits, opening balance	$19.5	$19.6	$20.6
Increase for income tax positions of current year	0.2	0.2	1.0
Settlement of tax positions	—	(0.3)	(2.0)
Unrecognized income tax benefits, ending balance	$19.7	$19.5	$19.6
As at February 28, 2026, $19.6 million of the unrecognized tax benefits have been netted against deferred income taxes and $0.1 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction
Canada (1)	Fiscal 2016 - 2026
United States (2)	Fiscal 2023 - 2026
United Kingdom	Fiscal 2025 - 2026
Germany	Fiscal 2021 - 2026
______________________________
(1)    Includes federal as well as provincial jurisdictions, as applicable.
(2)     Pertains to federal tax years. Certain state jurisdictions remain open from fiscal 2022 through fiscal 2026.
We adopted ASU 2023-09 on a prospective basis for the year ended February 28, 2026 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended February 28, 2026:

For the Year Ended
February 28, 2026
Canadian Federal	$—
Provincial	(0.3)
Foreign
Germany	19.1
India	0.9
All other foreign	1.8
Income taxes, net of amounts refunded	$21.5

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
The Company recognizes interest and penalties related to unrecognized income tax benefits as interest expense that is netted and reported within investment income, net. The amount of interest accrued as at February 28, 2026 was approximately $3.1 million (February 28, 2025 - approximately $3.0 million). The amount of penalties accrued as at February 28, 2026 was nil (February 28, 2025 - nil).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

As at February 28, 2026, the Company has the following net operating loss carryforwards and tax credits, which are scheduled to expire in the following years:

Year of Expiry	Net Operating Losses	Research and Development Tax Credits (1)	Minimum Taxes
2029	$—	$—	$1.1
2030	—	—	107.8
2031	—	—	71.7
2032	27.5	—	22.2
2033	80.5	111.8	0.2
2034	85.5	124.1	0.1
2035	81.0	52.1	3.6
2036	308.9	39.8	—
2037	492.5	23.7	—
2038	199.3	17.3	—
2039	13.1	14.6	—
2040	3.3	12.9	—
2041	—	7.7	—
2042	—	11.0	—
2043	181.6	13.6	—
2044	—	12.8	—
2045	—	8.2	—
2046	—	5.2	—
Indefinite	432.1	21.2	—
	$1,905.3	$476.0	$206.7
______________________________
(1)    Includes federal, provincial and state balances.
7.    DEBENTURES
3.00% Convertible Senior Notes
On January 29, 2024, the Company issued $200.0 million aggregate principal amount of 3.00% senior convertible unsecured notes (the “Notes” and, collectively with the Extension Debentures and 2020 Debentures, the “Debentures”) in an offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended.
The Notes are due on February 15, 2029 unless earlier converted, redeemed, or repurchased. Each $1,000 principal amount of the Notes is convertible into 257.5826 common shares of the Company based on the initial conversion rate, for a total of 52 million common shares at a price of $3.88 per share, subject to adjustments. Prior to the close of business on the business day immediately preceding November 15, 2028, the Notes are convertible only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding February 15, 2029. The Company may satisfy any conversions of the Notes by paying or delivering, as the case may be, cash, its common shares or a combination of cash and its common shares, at the Company’s election (or, in the case of any Notes called for redemption that are converted during the related redemption period, solely its common shares). Covenants associated with the Notes include general corporate maintenance, existence and reporting requirements. The Notes bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table summarizes the change in the Notes for the fiscal year ended February 28, 2026:

As at
February 28, 2026
Balance as at February 28, 2025	$195.3
Amortization of debt issuance costs	1.2
Balance as at February 28, 2026	$196.5
The Company’s estimate of the fair value of the Notes as at February 28, 2026 is approximately $241.7 million (February 28, 2025 - $289.5 million).
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
The following table shows the impact of the changes in fair value of the Prior Debentures for the year ended February 29, 2024:

February 29, 2024
Income associated with the change in fair value from non-credit components recorded in the consolidated statements of operations of the Prior Debentures	$2.4
Realized losses associated with the change in fair value from credit components recorded in the consolidated statements of operations on maturity of the Prior Debentures	(6.0)
Realized losses associated with the change in fair value from credit components released from AOCL on maturity of the Prior Debentures	5.9
Total decrease in the fair value of the Prior Debentures	$2.3
For the year ended February 28, 2026, the Company recorded interest expense related to the Notes of $6.0 million, which has been included in investment income, net on the Company’s consolidated statements of operations (fiscal 2025 - $6.0 million; fiscal 2024 - $5.6 million). The Company is required to make semi-annual interest-only payments of approximately $3.0 million during the remaining term the Notes are outstanding.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

8.    CAPITAL STOCK
(a)Capital Stock
The Company is authorized to issue an unlimited number of voting common shares, an unlimited number of non-voting, redeemable, retractable Class A common shares and an unlimited number of non-voting, cumulative, redeemable, retractable preferred shares. As at February 28, 2026 and February 28, 2025, there were no Class A common shares or preferred shares outstanding.
The following details the changes in issued and outstanding common shares for the years ended February 28, 2026, February 28, 2025 and February 29, 2024:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2023	582,157	$2,908.6
Exercise of stock options	106	0.3
Common shares issued for restricted share unit settlements	5,636	—
Stock-based compensation	—	33.1
Common shares issued on the redemption of deferred share units	297	0.9
Common shares issued for employee share purchase plan	1,037	4.8
Common shares outstanding as at February 29, 2024	589,233	2,947.7
Exercise of stock options	12	—
Common shares issued for restricted share unit settlements	5,823	—
Stock-based compensation	—	25.6
Common shares issued for employee share purchase plan	1,163	3.1
Common shares outstanding as at February 28, 2025	596,231	2,976.4
Exercise of stock options	28	—
Common shares issued for restricted share unit settlements	6,142	—
Stock-based compensation	—	23.1
Common shares issued for employee share purchase plan	580	2.5
Share repurchase	(15,550)	(77.6)
Common shares outstanding as at February 28, 2026	587,431	$2,924.4
The Company had 588 million voting common shares outstanding, 13.7 million RSUs and 1.8 million DSUs outstanding as at April 6, 2026. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 7.
On May 8, 2025, the Company announced that it received acceptance from the Toronto Stock Exchange with respect to a normal course issuer bid (“NCIB”) share buyback program to purchase for cancellation up to 27.9 million common shares of the Company, or approximately 4.7% of the outstanding public float at May 5, 2025. The NCIB share buyback program commenced on May 12, 2025, and will terminate on the earliest of May 11, 2026, such date as the Company may determine, or the date on which the maximum number of common shares that may be purchased under the NCIB share buyback program has been reached. The Company is not obligated to repurchase any common shares under the NCIB share buyback program. During the year ended February 28, 2026, the Company repurchased 15.6 million common shares, at a cost of $60.7 million including $0.7 million in share buyback tax. The Company recorded a reduction of $77.6 million to capital stock and the amount paid below the per share paid-in capital of the common shares of $16.9 million was recorded to deficit. All common shares repurchased by the Company pursuant to the NCIB share buyback program have been canceled.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

(b)Stock-based Compensation
Restricted share units
The Company recorded compensation expense with respect to RSUs of approximately $23.1 million in the year ended February 28, 2026 (February 28, 2025 - $25.6 million; February 29, 2024 - $33.1 million).
A summary of RSU activity during fiscal 2026 is shown below:

	RSUs Outstanding
	Number (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)
Balance as at February 28, 2025	11,504	$3.10
Granted during the year	9,649	3.25
Vested during the year	(6,142)	3.77
Forfeited/cancelled during the year	(1,414)	3.00
Performance adjustment (1)	148	2.90
Balance as at February 28, 2026	13,745	$2.91	1.42 years	$47
Expected to vest February 28, 2026	12,840	$2.88	1.45 years	$44
______________________________
(1) The Company includes only the target number of PBRSUs in the granted amount. During the period, actual performance results exceeded target for certain PBRSUs, resulting in incremental shares being earned. These additional shares are presented separately as “Performance adjustment” to reflect the impact of the above-target performance.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate closing share price of the Company’s common shares on February 28, 2026 that would have been received by RSU holders if all RSUs had been vested on February 28, 2026).
Tax deficiencies incurred by the Company related to the RSUs vested were nil for the year ended February 28, 2026 (February 28, 2025 - tax deficiency of nil; February 29, 2024 - tax deficiency of nil).
As at February 28, 2026, there was $29.0 million of unrecognized compensation expense related to RSUs that will be expensed over the vesting period, which, on a weighted average basis, results in a period of approximately 1.47 years.
During the year ended February 28, 2026, there were 9,648,700 RSUs granted (February 28, 2025 - 4,494,083), all of which will be settled upon vesting by the issuance of new common shares.
During the year ended February 28, 2026, the weighted average fair value for RSUs granted was $3.25 (February 28, 2025 - $1.53; February 29, 2024 - $3.51). During the year ended February 28, 2026, the fair value of RSUs that vested was $23.2 million (February 28, 2025 - $29.2 million; February 29, 2024 - $38.1 million).
Deferred share units (“DSUs”)
The Company issued 510,923 DSUs and redeemed 356,666 DSUs during the year ended February 28, 2026. There were 1.8 million DSUs outstanding as at February 28, 2026 (February 28, 2025 - 1.6 million). The Company had a liability of $6.0 million in relation to the DSU Plan as at February 28, 2026 (February 28, 2025 - $7.7 million) included in accrued liabilities.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

9.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Net income (loss) from continuing operations for basic and diluted earnings (loss) per share available to common shareholders	$53.2	$(8.5)	$5.6

Net income (loss) for basic and diluted earnings (loss) per share available to common shareholders	53.2	(79.0)	(130.2)

Weighted average number of shares outstanding (000’s) - basic (1)	592,251	591,470	584,543
Effect of dilutive securities (000’s)
Stock-based compensation (2) (3)	5,334	—	7,954
Weighted average number of shares and assumed conversions (000’s) diluted	597,585	591,470	592,497
Earnings (loss) per share - reported
Basic earnings (loss) per share from continuing operations	$0.09	$(0.01)	$0.01
Total basic earnings (loss) per share	$0.09	$(0.13)	$(0.22)

Diluted earnings (loss) per share from continuing operations	$0.09	$(0.01)	$0.01
Total diluted earnings (loss) per share	$0.09	$(0.13)	$(0.22)
______________________________
(1) The Company has not presented the dilutive effect of the Notes using the if-converted method in the calculation of diluted earnings (loss) per share for the years ended February 28, 2026, February 28, 2025 and February 29, 2024, as to do so would be antidilutive. See Note 7 for details on the Notes.
(2) The Company has presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted earnings (loss) per share for the years ended February 28, 2026 and February 29, 2024.
(3) The Company has not presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted loss per share for the year ended February 28, 2025, as to do so would be antidilutive.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component net of tax, for the years ended February 28, 2026, February 28, 2025 and February 29, 2024 were as follows:

	As At
	February 28, 2026	February 28, 2025	February 29, 2024
Cash Flow Hedges
Balance, beginning of period	$(1.9)	$0.3	$(1.0)
Other comprehensive income (loss) before reclassification	1.9	(3.3)	1.0
Amounts reclassified from AOCL into net income (loss)	0.3	1.1	0.3
Accumulated net unrealized gain (loss) on derivative instruments designated as cash flow hedges	$0.3	$(1.9)	$0.3
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(16.7)	$(14.0)	$(15.6)
Other comprehensive income (loss)	5.8	(2.7)	1.6
Foreign currency cumulative translation adjustment	$(10.9)	$(16.7)	$(14.0)
Change in Fair Value From Instrument-Specific Credit Risk On Debentures
Balance, beginning of period	$—	$—	$(6.0)
Amounts reclassified from AOCL into net income (loss)	—	—	6.0
Change in fair value from instruments-specific credit risk on Debentures	$—	$—	$—
Other Post-Employment Benefit Obligations
Balance, beginning of period	$(0.6)	$(0.6)	$(1.1)
Other comprehensive income	—	—	0.5
Actuarial losses associated with other post-employment benefit obligations	$(0.6)	$(0.6)	$(0.6)
Accumulated Other Comprehensive Loss, End of Period	$(11.2)	$(19.2)	$(14.3)
During the year ended February 28, 2026, $0.3 million in losses (pre-tax and post-tax) associated with cash flow hedges were reclassified from AOCL into general and administrative expenses (February 28, 2025 - $1.1 million in losses).
11.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $14.2 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of February 28, 2026. The Company has posted a performance bond as collateral to support a government contract for the term of the agreement. See the discussion of restricted cash in Note 4.

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
As of February 28, 2026, with the exception of the Canadian employment class action settlement discussed below, there are no other material claims for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
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
On July 23, 2014, the plaintiff in the putative Ontario class action (Swisscanto Fondsleitung AG v. BlackBerry Limited, et al.) filed a motion for class certification and for leave to pursue statutory misrepresentation claims. On November 17, 2015, the Ontario Superior Court of Justice issued an order granting the plaintiffs’ motion for leave to file a statutory claim for misrepresentation. On December 2, 2015, the Company filed a notice of motion seeking leave to appeal this ruling. On November 15, 2018, the Court denied the Company’s motion for leave to appeal the order granting the plaintiffs leave to file a statutory claim for misrepresentation. On February 5, 2019, the Court entered an order certifying a class comprised persons (a) who purchased BlackBerry common shares between March 28, 2013, and September 20, 2013, and still held at least some of those shares as of September 20, 2013, and (b) who acquired those shares on a Canadian stock exchange or acquired those shares on any other stock exchange and were a resident of Canada when the shares were acquired. Notice of class certification was published on March 6, 2019. The Company filed its Statement of Defence on April 1, 2019. A mediation is scheduled for April 21-22, 2026. Trial is set for January 11, 2027.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Other contingencies
As at February 28, 2026, the Company has recognized $28.6 million (February 28, 2025 - $20.5 million) in funds from claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its SIF. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
The Company has entered into indemnification agreements with its current and former directors and executive officers. Under these agreements, the Company agreed, subject to applicable law, to indemnify its current and former directors and executive officers against all costs, charges and expenses reasonably incurred by such individuals in respect of any civil, criminal or administrative action that could arise by reason of their status as directors or officers. The Company maintains liability insurance coverage for the benefit of the Company, and its current and former directors and executive officers. The Company has not encountered material costs as a result of such indemnifications in fiscal 2026.
12.    LEASES
The Company has operating leases primarily for corporate offices, vehicle, data center and research and development facilities. The Company’s leases have remaining lease terms of between one month and ten years, some of which may include options to extend the lease for up to 10 years, and some of which may include options to terminate the lease within three months.
The components of lease expense were as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Operating lease cost, included in general and administrative	$8.9	$13.1	$17.8

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Cash used in operating activities related to operating lease payments	$17.5	$20.6	$27.8
During the year ended February 28, 2026, the Company entered into $3.4 million (February 28, 2025 - $7.5 million) in lease obligations and recognized a corresponding ROU asset of $3.4 million (February 28, 2025 - $7.5 million).
During the year ended February 28, 2026, the Company incurred losses of $1.2 million (February 28, 2025 - $6.9 million; February 29, 2024 - $6.9 million) on LLA impairment of ROU assets, as described in Note 4. The Company also had sublease income during the year ended February 28, 2026 of $3.9 million (February 28, 2025 - $3.9 million; February 29, 2024 - $3.6 million) and incurred short-term lease costs of $2.2 million (February 28, 2025 - $2.3 million; February 29, 2024 - $2.5 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Supplemental consolidated balance sheet information related to leases was as follows:

	As at
	February 28, 2026	February 28, 2025
Operating leases
Operating lease assets
Operating lease ROU assets	$16.7	$22.0
Operating lease liabilities
Accrued liabilities	$9.5	$15.0
Operating lease liabilities	18.8	28.7
Total operating lease liabilities	$28.3	$43.7

	As at
	February 28, 2026	February 28, 2025
Weighted average remaining lease term
Operating leases	2.9 years	3.2 years
Weighted average discount rate
Operating lease	4.5%	4.2%
Maturities of undiscounted lease liabilities were as follows:

As at
February 28, 2026
Operating Leases
Fiscal year 2027	$11.1
Fiscal year 2028	12.2
Fiscal year 2029	3.6
Fiscal year 2030	2.2
Fiscal year 2031	1.9
Thereafter	0.9
Total future minimum lease payments	31.9
Less:
Imputed interest	(3.6)
Total	$28.3

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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Segment Disclosures
The Company is organized and managed as three operating segments: QNX, Secure Communications, and Licensing.
The following table shows information by reportable operating segment for the fiscal year ended February 28, 2026:

	For the Year Ended
	QNX	Secure Communications	Licensing	Segment Totals
Segment revenue	$268.0	$258.9	$22.2	$549.1
Segment cost of sales	45.4	77.2	6.1
Segment adjusted gross margin (1)	$222.6	$181.7	$16.1	$420.4
______________________________
(1) A reconciliation of total segment adjusted gross margin to consolidated pre-tax income from continuing operations is set forth below.
The following table shows information by reportable operating segment for the years ended February 28, 2025 and February 29, 2024:

	For the Years Ended
	QNX		Secure Communications		Licensing		Segment Totals
	Feb 28	Feb 29	Feb 28	Feb 29	Feb 28	Feb 29	Feb 28	Feb 29
	2025	2024	2025	2024	2025	2024	2025	2024
Segment revenue	$236.0	$215.4	$272.6	$283.8	$26.3	$259.9	$534.9	$759.1
Segment cost of sales	38.8	33.8	92.7	80.7	6.1	150.9
Segment adjusted gross margin (1)	$197.2	$181.6	$179.9	$203.1	$20.2	$109.0	$397.3	$493.7
______________________________
(1) A reconciliation of total segment adjusted gross margin to consolidated pre-tax income (loss) from continuing operations is set forth below.
QNX consists of BlackBerry® QNX®, BlackBerry Radar®, BlackBerry® Certicom®, and other QNX applications. QNX revenue is generated predominantly through volume-based royalties and through software licenses, commonly bundled with support, maintenance and professional services.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

The following table reconciles total segment adjusted gross margin for the fiscal year ended February 28, 2026, February 28, 2025 and February 29, 2024 to the Company’s consolidated totals:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Total segment adjusted gross margin	$420.4	$397.3	$493.7
Adjustments (1):
Less: Stock compensation	2.2	2.4	3.0
Less:
Research & development	113.6	108.8	127.1
Sales and marketing	114.0	95.5	104.0
General and administrative	128.8	159.7	187.2
Amortization	11.4	17.7	26.7
Impairment of goodwill	—	—	15.9
Impairment of long-lived assets	2.1	9.6	15.3
Prior Debentures fair value adjustment	—	—	3.5
Litigation settlement	—	2.8	—
Add:
Investment income, net	10.7	7.7	18.8
Consolidated income from continuing operations before income taxes	$59.0	$8.5	$29.8
______________________________
(1) The CODM reviews segment adjusted gross margin information on an adjusted basis, which excludes Stock compensation expenses - a non-cash expense that is not included in the CODM’s measure of segment adjusted gross margin when evaluating performance and allocating resources to the segment.
Revenue
The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and segment revenue, as discussed above in “Segment Disclosures”.
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	For the Years Ended
	February 28, 2026		February 28, 2025		February 29, 2024
North America (1)	$245.2	44.7%	$248.7	46.5%	$496.9	65.5%
Europe, Middle East and Africa	193.7	35.3%	188.6	35.3%	159.0	20.9%
Other regions	110.2	20.0%	97.6	18.2%	103.2	13.6%
Total	$549.1	100.0%	$534.9	100.0%	$759.1	100.0%
______________________________
(1) North America includes all revenue from Licensing, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Revenue, classified by timing of recognition, was as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Products and services transferred over time	$248.4	$246.9	$210.0
Products and services transferred at a point in time	300.7	288.0	549.1
Total	$549.1	$534.9	$759.1
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the fiscal year ended February 28, 2026:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2025	$240.0	$167.1	$14.6
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	594.6	508.4	17.7
Decrease due to payment, fulfillment of performance obligations, or other	(632.0)	(522.9)	(18.0)
Decrease, net	(37.4)	(14.5)	(0.3)
Closing balance as at February 28, 2026	$202.6	$152.6	$14.3

Current portion	$156.0	$138.5	$8.1
Long-term portion	46.6	14.1	6.2
	$202.6	$152.6	$14.3
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at February 28, 2026 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the sale of certain non-core patent assets to Malikie Innovations Limited in May 2023, which have been constrained based on the Company’s accounting policies and critical accounting estimates.

	As at February 28, 2026
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$138.5	$2.3	$11.8	$152.6
Revenue recognized for performance obligations satisfied in prior periods
For the fiscal year ended February 28, 2026, $2.3 million in revenue was recognized relating to performance obligations satisfied in a prior period (fiscal year ended February 28, 2025 - $2.4 million; fiscal year ended February 29, 2024 - $12.2 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated

Property, plant and equipment, intangible assets, operating lease ROU assets and goodwill, classified by geographic region in which the Company’s assets are located, were as follows:

	As at
	February 28, 2026		February 28, 2025
	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets	Property, Plant and Equipment, Intangible Assets, Operating Lease ROU Assets and Goodwill	Total Assets
Canada	$57.9	$383.9	$68.2	$462.7
United States	462.3	746.9	459.4	731.3
Other	28.0	114.4	27.5	101.6
	$548.2	$1,245.2	$555.1	$1,295.6
Information About Major Customers
There was one customer that comprised 12% of the Company’s revenue in fiscal 2026 (fiscal 2025 - one customer that comprised 14%; fiscal 2024 - one customer that comprised 27%).
14.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	For the Years Ended
	February 28, 2026	February 28, 2025	February 29, 2024
Interest paid during the year	$6.0	$6.0	$5.6
Income taxes paid during the year	22.1	13.3	9.6
Income tax refunds received during the year	0.6	1.1	1.2
(b)    Additional Information
Advertising expense, which includes media, agency and promotional expenses totaling $12.0 million is included in sales and marketing expenses for the fiscal year ended February 28, 2026. (February 28, 2025 - $16.8 million; February 29, 2024 - $22.4 million)
General and administrative expenses for the fiscal year ended February 28, 2026 included $0.7 million with respect to foreign exchange gain, net of foreign exchange hedging (February 28, 2025 - $0.4 million foreign exchange gain, net of foreign exchange hedging; February 29, 2024 - $0.3 million foreign exchange losses, net of foreign exchange hedging).
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in fiscal 2026 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At February 28, 2026, approximately 15% of cash and cash equivalents, 22% of accounts receivable and 46% of accounts payable were denominated in foreign currencies (February 28, 2025 – 19%, 29% and 71%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.

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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 5. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at February 28, 2026, no single issuer represented more than 34% of the total cash, cash equivalents and investments (February 28, 2025 - no single issuer represented more than 47% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
Liquidity risk
Cash, cash equivalents, and investments were $432.4 million as at February 28, 2026. As partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf, the Company received common shares of Arctic Wolf with an estimated fair value of $24.6 million. The common shares of Arctic Wolf and investments in privately-held companies are illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash. The Company may not be able to sell these shares at desired times or prices, which could negatively impact its financial condition and results of operations.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
As of February 28, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the U.S. Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of February 28, 2026, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of February 28, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the three months ended February 28, 2026, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended February 28, 2026, none of the officers or directors of the Company adopted or terminated trading arrangements for the purchase or sale of the Company’s common shares.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of the Company’s executive officers appears in Part I, Item 1 to this Annual Report on Form 10-K.

The information required by this item will be included in the Company’s 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2026, and is incorporated herein by reference.
Audit and Risk Management Committee
The Audit and Risk Management Committee’s purpose is to provide assistance to the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control, and legal compliance and risk management functions of the Company and its subsidiaries. It is the objective of the Audit and Risk Management Committee to maintain free and open means of communications among the Board, the independent auditors and the financial and senior management of the Company. The full text of the Audit and Risk Management Committee’s Charter can be viewed on the Company’s website at https://investors.blackberry.com/governance-documents.
Applicable securities laws require that, subject to certain exceptions, all members of the Audit and Risk Management Committee be “independent” under Sections 1.4 and 1.5 of National Instrument 52-110 of the Canadian Securities Administrators - Audit Committees and the rules and regulations of the NYSE, and “financially literate”, meaning that the committee member has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to those issues reasonably expected to be raised by the Company’s financial statements. Ms. Disbrow (Chair), Ms. O’Neill and Mr. Wouters are the members of the Audit and Risk Management Committee, and each is an independent director of the Company and financially literate, based on his or her education and experience as described below. The Audit and Risk Management Committee has also developed, in conjunction with the Company’s Chief Financial Officer and other accounting personnel, an orientation and continuing education program that will provide new members of the Audit and Risk Management Committee from time to time with additional information and understanding about the accounting and financial presentation issues underlying the Company’s financial statements.
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
Lisa Disbrow (Chair) – Ms. Disbrow has a BA from the University of Virginia, an MA from The George Washington University in International Relations, and an MS from The National War College in National Strategy. Ms. Disbrow is Chair of CACI International Inc., a director of Mercury Systems, and a director and past Chair of the NobleReach Foundation. In addition, she is a Senior Fellow at the Johns Hopkins University Applied Physics Lab and the Chair of the National Defense Industrial Association. Previously, she served over 30 years in senior civilian and military positions in the U.S. government, and was the Senate-confirmed Under Secretary of the United States Air Force. She also served as Acting Secretary of the U.S. Air Force and was the Senate-confirmed chief financial officer of the Air Force, as the Assistant Secretary for Financial Management and Comptroller.
Lori O’Neill – Ms. O’Neill has a BComm (Honours) from Carleton University and is a holder of the CPA, CA designation, the U.S. CPA designation and the ICD.D designation from the Institute of Corporate Directors. Ms. O’Neill is a FCPA, FCA, corporate director and independent financial consultant and currently serves on the boards of Topicus.com Inc. and Calian Group Ltd. She has served as a director of numerous public and private technology companies, including Constellation Software Inc., and of Crown corporations and non-profit organizations.. Previously, Ms. O’Neill was a leader in the Canadian national technology, media and communications audit practice at Deloitte LLP, where she served for 24 years.
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
Additional governance and oversight is provided by the Risk Management and Compliance Council (“RMCC”), a council of internal senior leaders which oversee the risk management activities undertaken by business group management and the SRCC. The RMCC reviews the Company’s risk dashboard and monitors remediation activities to address gaps. The RMCC also promotes a culture of risk management and compliance across the Company. The RMCC meets at least quarterly with the Chief Risk Officer serving as the Chair. Phil Kurtz, the Company’s Chief Legal Officer and Head of Government Relations, serves as the Chief Risk Officer and reports to the Audit and Risk Management Committee, at least quarterly, on the activities of the RMCC.
The Board is ultimately responsible for overseeing the Company’s risk identification, assessment, management, monitoring and reporting activities. The Audit and Risk Management Committee assists the Board with the oversight of enterprise risk management at the Company, including risk assessment, risk compliance, the internal audit function and the controls, processes and policies used to manage the Company’s risk. The Compensation Committee of the Board also assists the Board with the oversight of risk management and controls with respect to the Company’s compensation policies and practices, including the administration of the Company’s equity-based compensation plans.
The Company also includes risks related to the use of artificial intelligence and to environmental, social and governance considerations as part of its enterprise risk management process.
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
The Code is available on the Company’s website at https://investors.blackberry.com/governance-documents, or upon request to the Corporate Secretary of the Company at 2200 University Avenue East, Waterloo, Ontario, N2K 0A7. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver, from a provision of the Code to the Chief Executive Officer or Chief Financial Officer, the Company will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K. The Company did not grant any such waiver in fiscal 2026.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company’s 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2026, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the Company’s 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2026, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company’s 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2026, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the Company’s 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended February 28, 2026, and is incorporated herein by reference.

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
10.4
Form of performance based restricted share unit agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 4, 2024)

10.5†
Form of indemnification agreement for directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 7, 2020)

10.6†
Employment agreement with John J. Giamatteo, dated December 8, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38232), filed with the SEC on December 12, 2023) and amended change in control provision letter, dated August 21, 2024 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232) filed with the SEC on April 2, 2025)

10.7†
Employment agreement with Tim Foote, dated July 26, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38232), filed with the SEC on July 29, 2024) and amended change in control provision letter, dated September 6, 2024 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232) filed with the SEC on April 2, 2025)

10.8†
Employment agreement with Phil Kurtz, dated June 27, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 4, 2024) and amended change in control provision letter, dated September 6, 2024 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232) filed with the SEC on April 2, 2025)

10.9†
Employment agreement with Jennifer Armstrong-Owen, dated January 8, 2024 and amended change in control provision letter, dated September 6, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232) filed with the SEC on April 2, 2025)

10.10
Patent Sale Agreement with Malikie Innovations Limited, dated March 20, 2023, including Exhibit A-1 thereto, Exhibit A-2 thereto and Exhibit B-1 thereto (incorporated by reference to Exhibits 10.11, 10.11 1, 10.11 2 and 10.11 3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232) filed with the SEC on April 4, 2023)

10.11
Equity and Asset Purchase Agreement, dated December 15, 2024, by and among BlackBerry Limited, BlackBerry UK Limited, Arctic Wolf Networks, Inc. and Arctic Wolf Networks International, Inc., together with exhibits and schedules thereto (certain schedules and information within exhibits and schedules omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b(2)(ii)) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 20, 2024)

10.12†
Employment agreement amendment with John Giamatteo, dated as of April 1, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38232) filed with the SEC on April 7, 2025)

10.13†
Separation Agreement, dated November 17, 2025, between the Company and Mattias Eriksson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38232) filed with the SEC on December 19, 2025)

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232) filed with the SEC on April 2, 2025)
21*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38232), filed with the SEC on April 4, 2024)
101*	XBRL Instance Document – the document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101*	Inline XBRL Taxonomy Extension Schema Document
101*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101*	Inline XBRL Taxonomy Extension Label Linkbase Document
101*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
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

BLACKBERRY LIMITED

Date: April 9, 2026	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Tim Foote
	Name:	Tim Foote
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
DIRECTORS

SIGNATURE	CAPACITY	DATE
/s/ PHILIP BRACE	Director	April 9, 2026
Philip Brace
/s/ LISA BAHASH	Director	April 9, 2026
Lisa Bahash
/s/ LISA DISBROW	Director	April 9, 2026
Lisa Disbrow
/s/ JOHN J. GIAMATTEO	Director and Chief Executive Officer (Principal Executive Officer)	April 9, 2026
John J. Giamatteo
/s/ RICHARD LYNCH	Chair and Director	April 9, 2026
Richard Lynch
/s/ BARRY MAINZ	Director	April 9, 2026
Barry Mainz
/s/ LORI O’NEILL	Director	April 9, 2026
Lori O’Neill
/s/ WAYNE WOUTERS	Director	April 9, 2026
Wayne Wouters