Form 10-Q
period 2026-05-31
BLACKBERRY Ltd
filed 2026-06-25
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026

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
Yes ☐   No  ☒

The registrant had 586,100,431 common shares issued and outstanding as of June 22, 2026.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	May 31, 2026	February 28, 2026
Assets
Current
Cash and cash equivalents (note 2)	$256.8	$274.7
Short-term investments (note 2)	94.1	85.2
Accounts receivable, net of allowance of $3.6 and $3.4, respectively (note 3)	160.6	156.0
Other receivables (note 3)	5.5	7.5
Income taxes receivable	2.5	2.6
Other current assets (note 3)	40.9	42.2
	560.4	568.2
Restricted cash and cash equivalents (note 2)	14.2	14.2
Long-term investments (note 2)	57.8	58.3
Other long-term assets (note 3)	53.8	56.3
Operating lease right-of-use assets, net	23.8	16.7
Property, plant and equipment, net (note 3)	13.1	12.3
Intangible assets, net (note 3)	39.2	40.1
Goodwill (note 3)	478.4	479.1
	$1,240.7	$1,245.2
Liabilities
Current
Accounts payable	$16.3	$5.5
Accrued liabilities (note 3)	99.0	111.7
Income taxes payable (note 4)	18.3	12.4
Deferred revenue, current (note 10)	121.5	138.5
	255.1	268.1
Deferred revenue, non-current (note 10)	12.4	14.1
Operating lease liabilities	24.3	18.8
Other long-term liabilities	1.4	1.7
Long-term notes (note 5)	196.8	196.5
	490.0	499.2
Commitments and contingencies (note 9)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 586,061,407 voting common shares (February 28, 2026 - 587,431,120)	2,919.3	2,924.4
Deficit	(2,155.8)	(2,167.2)
Accumulated other comprehensive loss (note 8)	(12.8)	(11.2)
	750.7	746.0
	$1,240.7	$1,245.2
See notes to consolidated financial statements.

On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended May 31, 2026
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2026	$2,924.4	$(2,167.2)	$(11.2)	$746.0
Net income	—	8.5	—	8.5
Other comprehensive loss	—	—	(1.6)	(1.6)
Stock-based compensation (note 6)	6.5	—	—	6.5
Share repurchase (note 6)	(12.9)	2.9	—	(10.0)
Shares issued:
Employee share purchase plan (note 6)	1.3	—	—	1.3
Balance as at May 31, 2026	$2,919.3	$(2,155.8)	$(12.8)	$750.7

	Three Months Ended May 31, 2025
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2025	$2,976.4	$(2,237.3)	$(19.2)	$719.9
Net income	—	1.9	—	1.9
Other comprehensive income	—	—	6.4	6.4
Stock-based compensation	5.7	—	—	5.7
Share repurchase	(12.8)	2.8	—	(10.0)
Shares issued:				—
Employee share purchase plan	1.2	—	—	1.2
Balance as at May 31, 2025	$2,970.5	$(2,232.6)	$(12.8)	$725.1

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2026	May 31, 2025
Revenue (note 10)	$152.9	$121.7
Cost of sales	33.2	31.4
Gross margin	119.7	90.3

Operating expenses
Research and development	33.0	25.0
Sales and marketing	29.5	28.7
General and administrative	39.3	30.5
Amortization	2.5	4.0
Impairment of long-lived assets (note 2)	0.1	0.1
	104.4	88.3
Operating income	15.3	2.0
Investment income, net (note 2 and note 5)	1.1	2.9
Income before income tax	16.4	4.9
Provision for income taxes (note 4)	7.9	3.0
Net income	$8.5	$1.9
Earnings per share (note 7)
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	May 31, 2026	May 31, 2025
Net income	$8.5	$1.9
Other comprehensive income (loss)
Net change in unrealized losses on available-for-sale investments (note 8)	(0.1)	—
Net change in fair value and amounts reclassified to net income (loss) from derivatives designated as cash flow hedges during the three months ended, net of income taxes of nil (May 31, 2025 - income taxes of nil) (note 8)	(0.5)	2.4
Foreign currency translation adjustment	(1.0)	4.0
Other comprehensive income (loss)	(1.6)	6.4
Comprehensive income	$6.9	$8.3
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)

Consolidated Statements of Cash Flows

	Three Months Ended
	May 31, 2026	May 31, 2025
Cash flows from operating activities
Net income	$8.5	$1.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	4.1	5.7
Stock-based compensation	6.5	5.7
Operating leases	1.0	(1.6)
Other	1.0	(0.6)
Net changes in working capital items
Accounts receivable, net of allowance	(4.6)	43.8
Other receivables	2.0	(3.3)
Income taxes receivable	0.1	(0.1)
Other assets	3.0	17.0
Accounts payable	11.0	(25.9)
Accrued liabilities	(15.2)	(41.7)
Income taxes payable	5.9	3.1
Deferred revenue	(18.7)	(22.0)
Net cash provided by (used in) operating activities	4.6	(18.0)
Cash flows from investing activities
Proceeds on sale, maturity or distribution from long-term investments	—	0.1
Acquisition of property, plant and equipment	(2.9)	(0.9)
Acquisition of intangible assets	(1.6)	(1.2)
Acquisition of short-term investments	(70.4)	(21.7)
Proceeds on sale or maturity of short-term investments	61.4	62.2
Net cash provided by (used in) investing activities	(13.5)	38.5
Cash flows from financing activities
Issuance of common shares (note 6)	1.3	1.2
Common shares repurchased (note 6)	(10.0)	(10.0)
Net cash used in financing activities	(8.7)	(8.8)
Effect of foreign exchange gain (loss) on cash, cash equivalents, restricted cash, and restricted cash equivalents	(0.3)	0.5
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents during the period	(17.9)	12.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	288.9	280.3
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$271.0	$292.5
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2026 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three months ended May 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2027. The consolidated balance sheets as at February 28, 2026 were derived from the audited Annual Financial Statements but do not contain all of the footnote disclosures from the Annual Financial Statements.
The preparation of the consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent liabilities. Actual results could differ from these estimates and any such differences may be material to the Company’s consolidated financial statements.
The Company is organized and managed as three reportable operating segments: QNX, Secure Communications, and Licensing, as further discussed in Note 10.
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements.
Accounting Standards Adopted During Fiscal 2027
In July 2025, the FASB issued ASU 2025-05 to amend the guidance in “Financial Instruments—Credit Losses” (Topic 326). The amendment provides guidance for entities that elect to apply the practical expedient when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, business combinations. Under the practical expedient, entities assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted ASU 2025-05 in the first quarter of fiscal 2027 and has elected to apply the practical expedient prospectively. The adoption of this guidance did not have, and is not expected to have, a material impact on the Company’s consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-09 to amend the guidance in “Derivatives and Hedging” (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company will adopt this guidance in fiscal 2028 and does not expect the guidance to have a material impact on its results of operations, financial position and disclosures.
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
Recurring Fair Value Measurements
In determining the fair value of investments, the Company primarily relies on an independent third-party valuator for the fair valuation of securities. The Company also reviews the inputs used in the valuation process and assesses the pricing of the securities for reasonableness after conducting its own internal collection of quoted prices from brokers. Fair values for all investment categories provided by the independent third-party valuator that are in excess of 0.5% from the fair values determined by the Company are communicated to the independent third-party valuator for consideration of reasonableness. The independent third-party valuator considers the information provided by the Company before determining whether a change in their original pricing is warranted.
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
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately-held companies without readily determinable fair values in which the Company does not own a controlling interest or have significant influence. Investments in privately-held companies are recorded at fair value on a non-recurring basis. The fair values of non-marketable equity investments are classified as Level 3 when the Company estimates fair value using significant unobservable inputs, such as when the investment is remeasured due to impairment or observable price

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

changes in the equity of an investee resulting from an orderly transaction for identical or similar investments of the same issuer.
Impairment of Long-Lived Assets
During the three months ended May 31, 2026, the Company recorded a pre-tax and after-tax impairment charge of $0.1 million, relating to property, plant and equipment associated with exiting certain leased facilities (three months ended May 31, 2025 - $0.1 million). The impairment was determined by comparing the fair value of the impacted long-lived assets to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. The fair value measurement of ROU impaired assets is classified as Level 3 of the fair value hierarchy.
Cash, Cash Equivalents and Investments
The components of cash, cash equivalents and investments by fair value level and balance sheet classification as at May 31, 2026 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$82.8	$—	$—	$82.8	$82.8	$—	$—	$—
Investments in privately-held companies	48.8	6.7	—	55.5	—	—	55.5	—
	131.6	6.7	—	138.3	82.8	—	55.5	—
Level 2:
Term deposits, and certificates of deposits	59.8	—	—	59.8	50.2	—	—	9.6
Bearer deposit notes	50.5	—	—	50.5	50.5	—	—	—
Commercial paper	119.0	—	(0.1)	118.9	32.8	81.5	—	4.6
Non-U.S. promissory notes	53.1	—	—	53.1	40.5	12.6	—	—
	282.4	—	(0.1)	282.3	174.0	94.1	—	14.2

Level 3:
Investments in privately-held companies	4.1	—	(1.8)	2.3	—	—	2.3	—
	$418.1	$6.7	$(1.9)	$422.9	$256.8	$94.1	$57.8	$14.2
______________________________
(1) Cost basis for investments in privately-held companies includes the effect of returns of capital and impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The components of cash, cash equivalents and investments by fair value level and balance sheet classification as at February 28, 2026 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash and Cash Equivalents
Bank balances	$168.6	$—	$—	$168.6	$168.6	$—	$—	$—
Investments in privately-held companies	51.5	2.4	(1.2)	52.7	—	—	52.7	—
	220.1	2.4	(1.2)	221.3	168.6	—	52.7	—

Level 2:
Term deposits, and certificates of deposits	49.7	—	—	49.7	20.1	20.0	—	9.6
Bearer deposit notes	24.9	—	—	24.9	11.0	13.9	—	—
Commercial paper	93.2	—	—	93.2	37.3	51.3	—	4.6
Non-U.S. promissory notes	24.4	—	—	24.4	24.4		—	—
Non-U.S. treasury bills/notes	13.3	—	—	13.3	13.3	—	—	—
	205.5	—	—	205.5	106.1	85.2	—	14.2
Level 3:
Investments in privately-held companies	1.3	4.3	—	5.6	—	—	5.6	—
	$426.9	$6.7	$(1.2)	$432.4	$274.7	$85.2	$58.3	$14.2
______________________________
(1) Cost basis for investments in privately-held companies includes the effect of returns of capital and impairment.
As at May 31, 2026, the Company had non-marketable equity investments without readily determinable fair value of $57.8 million (February 28, 2026 - $58.3 million) including common shares of Arctic Wolf Networks, Inc. (“Arctic Wolf”) received as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf in the fourth quarter of fiscal 2025.
During the three months ended May 31, 2026, the Company did not record any observable price adjustments to the carrying value of non-marketable equity investments without readily determinable fair value resulting from observable price changes in orderly transactions for identical or similar securities which have been included in investment income, net on the Company’s consolidated statements of operations (three months ended May 31, 2025 - nil). During the three months ended May 31, 2026, the Company recorded a $0.5 million impairment to non-marketable equity investments without readily determinable fair value (three months ended May 31, 2025 - nil). As of May 31, 2026, the Company has recorded a cumulative impairment of $5.8 million to the carrying value of the non-marketable equity investments without readily determinable fair value (February 28, 2026 - $5.3 million).
There were no realized gains or losses on available-for-sale debt securities for the three months ended May 31, 2026 and May 31, 2025.
The Company has restricted cash and cash equivalents, consisting of cash and securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit and a performance bond that the Company was required to post to support a government contract. These letters of credit support certain leasing arrangements entered in the ordinary course of business and are for terms ranging from one month to approximately five years. The Company is contractually restricted from accessing these funds during the term of the leases for which the letters of credit have been issued and during the term of the government contract; however, the Company can continue to invest the funds and receive investment income thereon.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents as at May 31, 2026 and February 28, 2026 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	May 31, 2026	February 28, 2026
Cash and cash equivalents	$256.8	$274.7
Restricted cash and cash equivalents	14.2	14.2
Total cash, cash equivalents, restricted cash, and restricted cash equivalents presented in the consolidated statements of cash flows	$271.0	$288.9
The contractual maturities of available-for-sale investments as at May 31, 2026 and February 28, 2026 were as follows:

	As at
	May 31, 2026		February 28, 2026
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$282.4	$282.3	$205.5	$205.5
As at May 31, 2026 and February 28, 2026, the Company had no available-for-sale debt securities with continuous unrealized losses.
3.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The current estimated credit losses (“CECL”) for accounts receivable as at May 31, 2026 was $3.6 million (February 28, 2026 - $3.4 million).
The Company also has long-term accounts receivable included in Other long-term assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure to default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2025	$6.6
Prior period recovery of expected credit losses	(2.4)
Write-offs charged against the allowance	(0.8)
Ending balance of the allowance for credit loss as at February 28, 2026	3.4
Current period provision for expected credit losses	0.2
Ending balance of the allowance for credit loss as at May 31, 2026	$3.6
The allowance for credit losses as at May 31, 2026 consists of $1.3 million (February 28, 2026 - $1.0 million) relating to CECL estimated based on days past due and region and $2.3 million (February 28, 2026 - $2.4 million) relating to specific customers that were evaluated separately.
There were two customers that comprised more than 10% of accounts receivable as at May 31, 2026 (February 28, 2026 - two customers comprised more than 10%).
Other Receivables
As at May 31, 2026 and February 28, 2026, other receivables included items such as claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”), among other items, none of which were greater than 5% of the current assets balance as at balance sheet dates.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Other Current Assets
As at May 31, 2026 and February 28, 2026, other current assets included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	May 31, 2026	February 28, 2026
Cost
BlackBerry operations and other information technology	$79.2	$78.0
Leasehold improvements and other	13.4	12.9
Furniture and fixtures	4.7	4.8
Manufacturing, repair and research and development equipment	2.7	2.5
	100.0	98.2
Accumulated amortization and impairment	86.9	85.9
Net book value	$13.1	$12.3
Intangible Assets, Net
Intangible assets comprised the following:

	As at May 31, 2026
	Cost	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$29.8	$29.8	$—
Other acquired intangibles	40.4	40.4	—
Intellectual property	105.3	66.1	39.2
	$175.5	$136.3	$39.2

	As at February 28, 2026
	Cost	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$29.8	$29.8	$—
Other acquired intangibles	40.4	40.4	—
Intellectual property	105.3	65.2	40.1
	$175.5	$135.4	$40.1
For the three months ended May 31, 2026, amortization expense related to intangible assets amounted to $2.2 million (three months ended May 31, 2025 - $4.2 million). For the three months ended May 31, 2026, the Company held acquired technology and other acquired intangibles that were fully amortized but still in use.
Total additions to intangible assets for the three months ended May 31, 2026 amounted to $1.5 million (three months ended May 31, 2025 - $1.2 million). During the three months ended May 31, 2026, additions to intangible assets primarily consisted of payments for intellectual property relating to patent maintenance and registration fees.
Based on the carrying value of the identified intangible assets as at May 31, 2026, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2027 and each of the five succeeding years is expected to be as follows: fiscal 2027 - $6.1 million; fiscal 2028 - $6.3 million; fiscal 2029 - $5.1 million; fiscal 2030 - $4.4 million; fiscal 2031 - $3.6 million and fiscal 2032 - $2.9 million.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Goodwill
Changes to the carrying amount of goodwill during the three months ended May 31, 2026 were as follows:

Carrying Amount
Carrying amount as at February 28, 2025	$472.4
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6.7
Carrying amount as at February 28, 2026	479.1
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(0.7)
Carrying amount as at May 31, 2026	$478.4
Other Long-term Assets
As at May 31, 2026 and February 28, 2026, other long-term assets included long-term receivables related to intellectual property sold, long-term receivables relating to minimum royalty commitments from QNX customers, and the long-term portion of deferred commissions, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities is comprised of the following:

	As at
	May 31, 2026	February 28, 2026
Variable incentive accrual	$8.8	$36.5
Deferred share unit liability (1)	16.6	6.0
Other	73.6	69.2
	$99.0	$111.7
______________________________
(1) The Company has a Deferred Share Unit Plan under which each independent director is credited with Deferred Share Units (“DSUs”) in satisfaction of all or a portion of the cash fees otherwise payable to them for serving as a director of the Company. DSUs are accounted for as liability-classified awards and are awarded on a quarterly basis. These awards are measured at their fair value on the date of issuance and remeasured at each reporting period until settlement.
Other accrued liabilities include the accrued current portion of the operating lease liability, the current portion of the restructuring programs, accrued vendor liabilities, accrued director fees, and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
Restructuring
During fiscal 2025 and fiscal 2024, the Company commenced restructuring programs with the objective of reducing its annual costs and expenses. Other charges and cash costs may occur as programs are implemented or changes are completed.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table sets forth the activity in the Company’s restructuring program liabilities:

	Employee Termination Benefits	Facilities and Other Charges	Total
Balance as at February 28, 2025	$7.1	3.3	10.4
Charges incurred	11.9	3.8	15.7
Cash payments made	(12.7)	(5.1)	(17.8)
Balance as at February 28, 2026	6.3	2.0	8.3
Charges incurred (recovered)	0.8	(0.5)	0.3
Cash payments made	(3.5)	(0.4)	(3.9)
Balance as at May 31, 2026	$3.6	$1.1	$4.7

Current portion	$3.6	$0.3	$3.9
Long-term portion	—	0.8	0.8
	$3.6	$1.1	$4.7
The long-term portion of the restructuring liabilities is recorded by measuring the remaining payments at present value using an effective interest rate of 5.3%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.
The restructuring charges included employee termination benefits, facilities and other charges primarily associated with system transformation to streamline corporate functions into QNX and Secure Communications. Total charges incurred for the three months ended May 31, 2026 and May 31, 2025 were $0.3 million and $2.9 million, respectively, recorded within General and administrative on the Consolidated Statements of Operations.
4.    INCOME TAXES
For the three months ended May 31, 2026, the Company’s net effective income tax expense rate was approximately 48% compared to a net effective income tax expense rate of 61% for the three months ended May 31, 2025. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company records a valuation allowance to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company assesses the need for a valuation allowance on its deferred tax assets each reporting period. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence, to determine whether, based upon the weight of that evidence, it is more likely than not that the Company’s deferred tax assets will not be realized and a valuation allowance is required. This assessment involves significant judgment, particularly with respect to the relative impact of such evidence. All available evidence, both positive and negative, that may affect the realization of deferred tax assets must be identified and considered in determining the appropriate amount of the valuation allowance. The Company has recently generated cumulative pre-tax income in certain jurisdictions and continues to evaluate whether sufficient positive evidence exists to support the realization of its deferred tax assets. This evaluation is performed on a jurisdiction-by-jurisdiction basis, and the conclusions reached may vary based on the sustainability of earnings in each jurisdiction. Based on recent operating profits and current forecasts, it is reasonably possible that the Company’s assessment of the realizability of its deferred tax assets may change in a future period, including within the current fiscal year, as additional positive evidence becomes available in relation to the realizability of deferred tax assets. Such a change could result in the release of a significant portion of the Company’s valuation allowance, which could have a material impact on income tax expense in the period of release.
The Company’s total unrecognized income tax benefits as at May 31, 2026 were $19.7 million (February 28, 2026 - $19.7 million). As at May 31, 2026, $19.6 million of the unrecognized income tax benefits have been netted against deferred income tax assets and $0.1 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.

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
Prior to the close of business on the business day immediately preceding November 15, 2028, the Notes will be convertible only upon satisfaction of specified conditions, including the trading price of the Company’s common shares. The trading price condition is met during any calendar quarter commencing after March 31, 2024, if for at least 20 trading days (whether or not consecutive) within the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common shares was greater than or equal to 130% of the applicable conversion price on each such trading day. Satisfaction of the condition, allows the holders to convert their Notes in the subsequent calendar quarter. On and after November 15, 2028, the Notes may be converted at any time until the close of business on the second scheduled trading day immediately preceding February 15, 2029, regardless of the foregoing conditions. The Company may satisfy any conversions of the Notes by paying or delivering, as the case may be, cash, its common shares or a combination of cash and its common shares, at the Company’s election (or, in the case of any Notes called for redemption that are converted during the related redemption period, solely its common shares).
Subsequent to the three months ended May 31, 2026, the closing price of the Company’s common shares exceeded 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on June 30, 2026. The contingent condition permitting holders of Notes to convert their Notes was satisfied on June 15, 2026. Accordingly, the Notes are eligible for conversion, at the option of the holders, from July 1, 2026 through September 30, 2026.
The Company recorded the Notes, including the debt itself and all embedded derivatives, at cost less debt issuance costs of $6.0 million and presents the Notes as a single hybrid financial instrument. Debt issuance costs related to the Notes have been recorded as a direct deduction from the face amount of the Notes and are amortized using the effective interest method. No portion of the embedded derivatives required bifurcation from the host debt contract.
The following table summarizes the change in the Notes for the three months ended May 31, 2026:

Carrying Amount
Balance as at February 28, 2026	$196.5
Amortization of debt issuance costs	0.3
Balance as at May 31, 2026	$196.8
The Company’s estimate of the fair value of the Notes as at May 31, 2026 is $441.1 million (February 28, 2026 - $241.7 million).
For the three months ended May 31, 2026, the Company recorded interest expense related to the Notes of $1.5 million, which has been included in investment income, net on the Company’s consolidated statements of operations (three months ended May 31, 2025 - $1.5 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

6.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the three months ended May 31, 2026:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2026	587,431	$2,924.4
Exercise of stock options	—	—
Common shares issued for restricted share unit settlements	817	—
Stock-based compensation	—	6.5
Common shares issued for employee share purchase plan	400	1.3
Share repurchase	(2,587)	(12.9)
Common shares outstanding as at May 31, 2026	586,061	2,919.3
The Company had 586 million voting common shares outstanding, 20.0 million restricted share units (“RSUs”) and 1.8 million deferred shared units (“DSUs”) outstanding as at June 22, 2026. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 5.
On May 8, 2025, the Company received acceptance from the Toronto Stock Exchange (“TSX”) with respect to a normal course issuer bid (“2025 NCIB”) share buyback program to purchase for cancellation up to 27.9 million common shares of the Company, or approximately 4.7% of the outstanding public float as of May 5, 2025. The 2025 NCIB share buyback program commenced on May 12, 2025, and expired on May 11, 2026.
On May 8, 2026, the Company received acceptance from the TSX for the renewal of its normal course issuer bid (“2026 NCIB”) share buyback program. The 2026 NCIB share buyback program allows for the repurchase of up to 26.8 million of the Company’s common shares, representing approximately 4.58% of the outstanding public float as of April 30, 2026. The 2026 NCIB share buyback program commenced on May 12, 2026, and will expire on May 11, 2027, such date as the Company may determine, or the date on which the maximum number of common shares that may be purchased under the 2026 NCIB share buyback program has been reached. The Company is not obligated to repurchase any common shares under the 2026 NCIB share buyback program.
During the three months ended May 31, 2026, the Company repurchased 2.6 million common shares, at a cost of $10.0 million. All shares were repurchased under the 2025 NCIB share buyback program. The Company recorded a reduction of $12.9 million to capital stock and the amount paid below the per share paid-in capital of the common shares of $2.9 million was recorded to deficit. All common shares repurchased by the Company pursuant to the 2025 NCIB share buyback program have been canceled.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

7.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	May 31, 2026	May 31, 2025
Net income for basic and diluted earnings per share available to common shareholders	$8.5	$1.9

Weighted average number of shares outstanding (000’s) - basic (1)	586,741	596,300
Effect of dilutive securities (000’s)
Stock-based compensation (2)	6,452	4,531
Weighted average number of shares and assumed conversions (000’s) diluted	593,193	600,831

Earnings per share - reported
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
______________________________
(1) The Company has not presented the dilutive effect of the Notes using the if-converted method in the calculation of diluted earnings per share for the three months ended May 31, 2026 and May 31, 2025, as to do so would be antidilutive. See Note 5 for details on the Notes.
(2) The Company has presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted earnings per share for the three months ended May 31, 2026 and May 31, 2025.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component, net of tax, for the three months ended May 31, 2026 and May 31, 2025 were as follows:

	Three Months Ended
	May 31, 2026	May 31, 2025
Available-for-Sale Debt Securities
Balance, beginning of period	$—	$—
Other comprehensive loss before reclassification	(0.1)	—
Accumulated net unrealized loss on available-for-sale debt securities	$(0.1)	$—
Cash Flow Hedges
Balance, beginning of period	$0.3	$(1.9)
Other comprehensive income (loss) before reclassification	(0.5)	1.9
Amounts reclassified from AOCL into net income	—	0.5
Accumulated net unrealized loss on derivative instruments designated as cash flow hedges	$(0.2)	$0.5
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(10.9)	$(16.7)
Other comprehensive income (loss)	(1.0)	4.0
Foreign currency cumulative translation adjustment	$(11.9)	$(12.7)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(0.6)	$(0.6)
Accumulated Other Comprehensive Loss, End of Period	$(12.8)	$(12.8)

9.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $14.2 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of May 31, 2026. The Company has posted a performance bond as collateral to support a government contract for the term of the agreement. See the discussion of restricted cash in Note 2.
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
As of May 31, 2026, there are no material claims for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits were filed against the Company and certain of its former officers in various jurisdictions in Canada alleging that certain of the Company’s financial statements contain material misstatements. On July 23, 2014, the plaintiff in the putative Ontario class action (Swisscanto Fondsleitung AG v. BlackBerry Limited, et al.) filed a motion for class certification and for leave to pursue statutory misrepresentation claims. On November 17, 2015, the Ontario Superior Court of Justice issued an order granting the plaintiffs’ motion for leave to file a statutory claim for misrepresentation. On December 2, 2015, the Company filed a notice of motion seeking leave to appeal this ruling. On November 15, 2018, the Court denied the Company’s motion for leave to appeal the order granting the plaintiffs leave to file a statutory claim for misrepresentation. On February 5, 2019, the Court entered an order certifying a class comprised persons (a) who purchased BlackBerry common shares between March 28, 2013, and September 20, 2013, and still held at least some of those shares as of September 20, 2013, and (b) who acquired those shares on a Canadian stock exchange or acquired those shares on any other stock exchange and were a resident of Canada when the shares were acquired. Notice of class certification was published on March 6, 2019. The Company filed its Statement of Defence on April 1, 2019. A mediation took place on April 21 and 22, 2026, during which no settlement was reached. A pretrial conference has been scheduled for September 16, 2026. Trial is set for January 11, 2027.
Other contingencies
As at May 31, 2026, the Company has recognized $28.6 million (February 28, 2026 - $28.6 million) in funds from claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its SIF. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
Segment Disclosures
The Company is organized and managed as three operating segments: QNX, Secure Communications, and Licensing.
The following table shows information by reportable operating segment for the three months ended May 31, 2026 and May 31, 2025:

	For the Three Months Ended
	QNX		Secure Communications		Licensing		Segment Totals
	May 31,		May 31,		May 31,		May 31,
	2026	2025	2026	2025	2026	2025	2026	2025
Segment revenue	$72.3	$57.5	$73.6	$59.5	$7.0	$4.7	$152.9	$121.7
Segment cost of sales	10.4	11.2	20.8	18.1	1.5	1.6
Segment adjusted gross margin (1)	$61.9	$46.3	$52.8	$41.4	$5.5	$3.1	$120.2	$90.8
______________________________
(1) A reconciliation of total segment adjusted gross margin to consolidated pre-tax income is set forth below.
QNX consists of BlackBerry® QNX®, BlackBerry Radar®, BlackBerry® Certicom®, and other QNX applications. QNX revenue is generated predominantly through software licenses, commonly bundled with support, maintenance and professional services and through royalties which are volume-based, but may also be fixed based upon customers committing to certain minimum volumes.
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment adjusted gross margin for the three months ended May 31, 2026 and May 31, 2025 to the Company’s consolidated totals:

	Three Months Ended
	May 31, 2026	May 31, 2025
Total segment adjusted gross margin	$120.2	$90.8
Adjustments (1):
Less: Stock compensation	0.5	0.5
Less:
Research & development	33.0	25.0
Sales and marketing	29.5	28.7
General and administrative	39.3	30.5
Amortization	2.5	4.0
Impairment of long-lived assets	0.1	0.1
Add:
Investment income, net	1.1	2.9
Consolidated income before income tax	$16.4	$4.9
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended
	May 31, 2026	May 31, 2025
North America (1)	$73.8	$54.8
Europe, Middle East and Africa	44.5	42.5
Other regions	34.6	24.4
Total	$152.9	$121.7

North America (1)	48.3%	45.0%
Europe, Middle East and Africa	29.1%	34.9%
Other regions	22.6%	20.1%
Total	100.0%	100.0%
______________________________
(1) North America includes all revenue from Licensing, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue, classified by timing of recognition, was as follows:

	Three Months Ended
	May 31, 2026	May 31, 2025
Products and services transferred over time	$56.7	$58.5
Products and services transferred at a point in time	96.2	63.2
Total	$152.9	$121.7
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the three months ended May 31, 2026:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2026	$202.6	$152.6	$14.3
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	135.1	121.9	5.0
Decrease due to payment, fulfillment of performance obligations, or other	(134.1)	(140.6)	(5.1)
Increase (decrease), net	1.0	(18.7)	(0.1)
Closing balance as at May 31, 2026	$203.6	$133.9	$14.2

Current portion	$160.6	$121.5	$7.0
Long-term portion	43.0	12.4	7.2
	$203.6	$133.9	$14.2
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at May 31, 2026 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the sale of certain non-core patent assets to Malikie Innovations Limited in May 2023, which have been constrained based on the Company’s accounting policies and critical accounting estimates.

	As at May 31, 2026
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$121.5	$3.4	$9.0	$133.9
Revenue recognized for performance obligations satisfied in prior periods
For the three months ended May 31, 2026, revenue of $0.6 million was recognized relating to performance obligations satisfied in a prior period (three months ended May 31, 2025 - nil).
Information About Major Customers
There was one customer that comprised 13% of the Company’s revenue in the three months ended May 31, 2026, (three months ended May 31, 2025 - one customer that comprised 13% of the Company’s revenue).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

11.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    Certain consolidated statements of cash flow information related to interest and income taxes paid is summarized as follows:

	Three Months Ended
	May 31, 2026	May 31, 2025
Interest paid during the period	$1.5	$1.5
Income taxes paid during the period	1.7	1.7
Income tax refunds received during the period	0.2	—
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2027 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2026, approximately 15% of cash and cash equivalents, 38% of accounts receivable and 66% of accounts payable were denominated in foreign currencies (February 28, 2026 – 15%, 22% and 46%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
Interest rate risk
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company also has outstanding Notes with a fixed interest rate, as described in Note 5. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 3. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at May 31, 2026, no single issuer represented more than 22% of the total cash, cash equivalents and investments (February 28, 2026 - no single issuer represented more than 34% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.
Liquidity risk
Cash, cash equivalents, and investments were $422.9 million as at May 31, 2026. The Company holds certain equity investments in privately-held companies that are illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash. The Company may not be able to sell these shares at desired times or prices, which could negatively impact its financial condition and results of operations.
The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating activities, should be sufficient to meet funding requirements for

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Equity Investments Risk
The Company holds non-marketable equity investments in privately-held companies in which the Company does not own a controlling interest or have significant influence. The Company's equity investments in privately-held companies are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of its holdings. The Company's equity investments in privately-held companies are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in privately-held companies are in the early stages of development and are inherently risky due to their lack of operational history. The Company has a high concentration of risk associated with a small number of non-marketable equity investments that are impacted by fluctuations in their fair values or by observable changes or impairments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three months ended May 31, 2026, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2026 (the “Annual MD&A”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2026 (the “Annual Report”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
Cautionary Note Regarding Forward-Looking Statements
This MD&A contains forward-looking statements within the meaning of certain securities laws, including under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, including statements relating to:
•the Company’s plans, strategies and objectives, including its expectations regarding the Alloy Kore™ vehicle software platform;
•the Company’s expectations with respect to its total and segment revenue and adjusted EBITDA, non-GAAP EPS and operating cash flow in the second quarter of fiscal 2027 and for fiscal 2027 as a whole;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview”, “Business Overview - Products and Services”, “Results of Operations - Three months ended May 31, 2026 compared to the three months ended May 31, 2025 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended May 31, 2026 compared to the three months ended May 31, 2025 - Revenue - Adjusted Gross Margin and Adjusted EBITDA by Segment”, “Results of Operations - Three months ended May 31, 2026 compared to the three months ended May 31, 2025 - Net Income” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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

Business Overview
Founded in 1984, the Company equips leading automakers, governments and regulated industries with secure, reliable software that drives productivity, resilience and mission-critical performance. Based in Waterloo, Ontario, the Company has two core divisions, QNX and Secure Communications, each addressing large and growing market opportunities.
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
QNX and Vector Informatik GmbH recently introduced Alloy Kore, a foundational vehicle software platform designed to simplify and accelerate the development of software-defined vehicles. Alloy Kore integrates QNX’s safety-certified RTOS and virtualization capabilities and Vector’s safe middleware modules to deliver a lightweight, scalable foundation for deploying applications across vehicle domains. The Company believes that Alloy Kore has the potential to expand average selling prices by multiples on a per-vehicle basis and drive meaningful backlog growth.
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
Secure Communications
The Secure Communications division consists of BlackBerry® SecuSUITE®, BlackBerry® UEM and BlackBerry® AtHoc®.
BlackBerry SecuSUITE is a certified, multi-OS voice, messaging and file-sharing solution with advanced encryption, anti-eavesdropping and continuous authentication capabilities, providing a maximum level of security on conventional mobile devices for classified and restricted government use.
The Company’s endpoint management offerings include BlackBerry UEM, BlackBerry® Dynamics™, BlackBerry® Workspaces, and BlackBerry Messenger (BBM®) Enterprise. BlackBerry UEM employs a containerized approach to manage and secure devices, third party and custom applications, identity, content and endpoints across all leading operating systems, as well as providing regulatory compliance tools. BlackBerry Dynamics offers a best-in-class development platform and secure container for mobile applications, including the Company’s own enterprise applications such as BlackBerry® Work and BlackBerry® Connect for secure collaboration. BlackBerry Workspaces is a secure Enterprise File Sync and Share (EFSS) solution. BBM Enterprise is an enterprise-grade secure instant messaging solution for messaging, voice and video.
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
Recent Developments
The Company has continued to execute on its strategy in fiscal 2027 and announced the following significant achievements during the most recent quarter:
•The integration of QNX® OS for Safety 8.0 with NVIDIA IGX Thor and the NVIDIA Halos Safety Stack;
•The selection of QNX SDP 8.0 and QNX Hypervisor for Safety 8.0 by Leapmotor for its forthcoming premium electric SUV, the D19;
•A collaboration between QNX and TKMS in support of Canada’s patrol submarine program, including the adoption by TKMS of QNX’s trusted foundational software across its next‑generation naval platforms;
•The release of QNX Hypervisor 8.0 for Safety, the next-generation, safety-certified embedded virtualization platform from QNX;
•Expanded support for AMD Ryzen Embedded x86 processors on QNX SDP 8.0;
•The renewal and expansion of the Company’s multi-year agreement with the Government of Canada, including a significant increase in the deployment of BlackBerry SecuSUITE;
•Announced the achievement of FedRAMP Class D (High) re-certification for BlackBerry AtHoc; and
•The renewal of the Company’s normal course issuer bid share buyback program for up to 26.8 million common shares.

First Quarter Fiscal 2027 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended May 31, 2026 compared to the quarter ended May 31, 2025 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	May 31, 2026	May 31, 2025	Change
Revenue	$152.9	$121.7	$31.2
Gross margin	119.7	90.3	29.4
Operating expenses	104.4	88.3	16.1
Investment income, net	1.1	2.9	(1.8)
Income before income taxes	16.4	4.9	11.5
Provision for income taxes	7.9	3.0	4.9
Net income	$8.5	$1.9	$6.6
Earnings per share - reported
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted-average number of shares outstanding (000’s)
Basic	586,741	596,300
Diluted (1)	593,193	600,831
______________________________
(1)Diluted earnings per share on a U.S. GAAP basis for the first quarter of fiscal 2027 and fiscal 2026 does not include the dilutive effect of the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), as to do so would be anti-dilutive. Diluted earnings per share on a U.S. GAAP basis for the first quarter of fiscal 2027 and fiscal 2026 includes the dilutive effect of stock-based compensation. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.

The following table shows information by operating segments for the three months ended May 31, 2026 and May 31, 2025. The Company reports segment information in accordance with U.S. GAAP, pursuant to the Financial Accounting Standards Board’s Accounting Standard Codification Topic 280, Segment Reporting, based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance of the Company’s reportable operating segments. The measure of segment profit or loss disclosed by the Company in the Consolidated Financial Statements under the “management” approach in reviewing the results of the Company’s operating segments is segment adjusted gross margin. Additionally, the following tables include the additional measures of segment profit or loss used by the CODM which is segment adjusted EBITDA, a non-GAAP financial measure, which excludes amounts related to investment income, taxes, amortization, restructuring charges, stock compensation expenses and long-lived asset impairment charge. For the three months ended May 31, 2026, the Company presented segment adjusted EBITDA results excluding amortization in segment research and development, segment sales and marketing and segment general and administrative to align to the operating expense presentation on the Consolidated Statement of Operations. For purposes of comparability, the Company’s segment adjusted EBITDA for the three months ended May 31, 2025 has been updated to conform to the current year’s presentation. See Note 10 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended
	(in millions)
	QNX			Secure Communications			Licensing
	May 31,		Change	May 31,		Change	May 31,		Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$72.3	$57.5	$14.8	$73.6	$59.5	$14.1	$7.0	$4.7	$2.3
Segment cost of sales	10.4	11.2	(0.8)	20.8	18.1	2.7	1.5	1.6	(0.1)
Segment adjusted gross margin	$61.9	$46.3	$15.6	$52.8	$41.4	$11.4	$5.5	$3.1	$2.4
Segment research and development	18.9	12.3	6.6	12.6	11.2	1.4	—	—	—
Segment sales and marketing	15.6	13.2	2.4	12.3	13.6	(1.3)	—	—	—
Segment general and administrative	8.1	8.1	—	7.8	7.1	0.7	0.8	0.9	(0.1)
Less amortization included in segment cost of sales	—	—	—	0.1	0.1	—	1.5	1.6	(0.1)
Segment adjusted EBITDA (1)	$19.3	$12.7	$6.6	$20.2	$9.6	$10.6	$6.2	$3.8	$2.4
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

Financial Highlights
The Company had approximately $422.9 million in cash, cash equivalents and investments as of May 31, 2026 (February 28, 2026 - $432.4 million).
In the first quarter of fiscal 2027, the Company recognized revenue of $152.9 million and net income of $8.5 million, or $0.01 basic and diluted earnings per share, on a U.S. GAAP basis (first quarter of fiscal 2026 - revenue of $121.7 million and net income of $1.9 million, or $0.00 basic and diluted earnings per share).
The Company recognized adjusted net income of $25.4 million, and adjusted basic earnings of $0.04 per share, on a non-GAAP basis in the first quarter of fiscal 2027 (first quarter of fiscal 2026 - adjusted net income of $10.8 million and adjusted basic earnings of $0.02 per share). See “Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On June 25, 2026, the Company announced financial results for the three months ended May 31, 2026, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expenses, adjusted net income, adjusted earnings per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income, adjusted EBITDA, segment adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage and free cash flow (usage). These non-GAAP financial measures and non-GAAP ratios do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.
In the Company’s internal reports, management evaluates the performance of the Company’s business on a non-GAAP basis by excluding the impact of certain items below from the Company’s U.S. GAAP financial results. The Company believes that these non-GAAP financial measures and non-GAAP ratios provide management, as well as readers of the Company’s financial statements, with a consistent basis for comparison across accounting periods and are useful in helping management and readers understand the Company’s operating results and underlying operational trends. Beginning with the fiscal quarter ended May 31, 2026, the Company has included deferred share units revaluation adjustment as a non-GAAP adjustment and has applied this adjustment to comparative period. Non-GAAP financial measures and non-GAAP ratios exclude certain amounts as described below:
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
•Deferred share units revaluation adjustment. The Company measures its deferred share units (“DSUs”) at fair value as liability-classified awards in accordance with U.S. GAAP. Each period, the fair value of the DSUs is remeasured and the resulting gain and loss from the change in fair value of these liability-classified awards are recognized in income. The amount varies each period depending on changes in the Company’s share price, which is influenced by market factors in addition to Company performance. This is not indicative of the Company’s core operating performance and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended May 31, 2026 and May 31, 2025
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expenses, adjusted net income, adjusted earnings per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income, adjusted EBITDA, segment adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP gross margin and gross margin percentage for the three months ended May 31, 2026 and May 31, 2025 to both adjusted gross margin and adjusted gross margin percentage are reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2026	May 31, 2025
Gross margin	$119.7	$90.3
Stock compensation expense	0.5	0.5
Adjusted gross margin	$120.2	$90.8

Gross margin %	78.3%	74.2%
Stock compensation expense	0.3%	0.4%
Adjusted gross margin %	78.6%	74.6%
Reconciliation of U.S. GAAP operating expenses for the three months ended May 31, 2026 and May 31, 2025 to adjusted operating expenses is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2026	May 31, 2025
Operating expenses	$104.4	$88.3
Restructuring charges	0.3	2.9
Stock compensation expense	6.0	5.2
Acquired intangibles amortization	—	1.7
LLA impairment charge	0.1	0.1
Deferred share units revaluation adjustment	10.0	(1.5)
Adjusted operating expenses	$88.0	$79.9

Reconciliation of U.S. GAAP net income and U.S. GAAP basic earnings per share for the three months ended May 31, 2026 and May 31, 2025 to adjusted net income and adjusted basic earnings per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	May 31, 2026		May 31, 2025
		Basic earnings per share		Basic earnings per share
Net income	$8.5	$0.01	$1.9	$0.00
Restructuring charges	0.3		2.9
Stock compensation expense	6.5		5.7
Acquired intangibles amortization	—		1.7
LLA impairment charge	0.1		0.1
Deferred share units revaluation adjustment	10.0		(1.5)
Adjusted net income	$25.4	$0.04	$10.8	$0.02
Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the three months ended May 31, 2026 and May 31, 2025 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2026	May 31, 2025
Research and development	$33.0	$25.0
Stock compensation expense	1.5	1.3
Adjusted research and development expense	$31.5	$23.7

Sales and marketing	$29.5	$28.7
Stock compensation expense	1.1	1.4
Adjusted sales and marketing expense	$28.4	$27.3

General and administrative	$39.3	$30.5
Restructuring charges	0.3	2.9
Stock compensation expense	3.4	2.5
Deferred share units revaluation adjustment	10.0	(1.5)
Adjusted general and administrative expense	$25.6	$26.6

Amortization	$2.5	$4.0
Acquired intangibles amortization	—	1.7
Adjusted amortization expense	$2.5	$2.3

Reconciliation of U.S. GAAP operating income to adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended May 31, 2026 and May 31, 2025 is reflected in the table below.

For the Three Months Ended (in millions)	May 31, 2026	May 31, 2025
Operating income	$15.3	$2.0
Non-GAAP adjustments to operating income
Restructuring charges	0.3	2.9
Stock compensation expense	6.5	5.7
Acquired intangibles amortization	—	1.7
LLA impairment charge	0.1	0.1
Deferred share units revaluation adjustment	10.0	(1.5)
Total non-GAAP adjustments to operating income	16.9	8.9
Adjusted operating income	32.2	10.9
Amortization	4.1	5.7
Acquired intangibles amortization	—	(1.7)
Adjusted EBITDA	$36.3	$14.9

Revenue	$152.9	$121.7
Adjusted operating income margin % (1)	21%	9%
Adjusted EBITDA margin % (2)	24%	12%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The CODM also uses the segment metric of segment adjusted EBITDA, which is a non-GAAP measure including segment expenses that exclude amounts related to investment income, taxes, amortization, restructuring charges, stock compensation expenses and long-lived asset impairment. The following table reconciles the U.S. GAAP measures of segment profit or loss disclosed by the Company in the Consolidated Financial Statements from segment adjusted gross margin to segment adjusted EBITDA for the three months ended May 31, 2026 and May 31, 2025.

	For the Three Months Ended
	(in millions)
	QNX		Secure Communications		Licensing
	May 31,		May 31,		May 31,
	2026	2025	2026	2025	2026	2025
Segment adjusted gross margin	$61.9	$46.3	$52.8	$41.4	$5.5	$3.1
Segment research and development	18.9	12.3	12.6	11.2	—	—
Segment sales and marketing	15.6	13.2	12.3	13.6	—	—
Segment general and administrative	8.1	8.1	7.8	7.1	0.8	0.9
Less amortization included in segment cost of sales	—	—	0.1	0.1	1.5	1.6
Segment adjusted EBITDA	$19.3	$12.7	$20.2	$9.6	$6.2	$3.8

Free cash flow (usage)
The Company uses free cash flow (usage) when assessing its sources of liquidity, capital resources, and quality of earnings. The Company believes that free cash flow (usage) is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow (usage) trends in the Company’s business.
Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the three months ended May 31, 2026 and May 31, 2025 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	May 31, 2026	May 31, 2025
Net cash provided by (used in) operating activities	$4.6	$(18.0)
Acquisition of property, plant and equipment	(2.9)	(0.9)
Free cash flow (usage)	$1.7	$(18.9)
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
Comparative breakdowns of certain key metrics for the three months ended or as at May 31, 2026 and May 31, 2025 are set forth below.

For the Three Months Ended (in millions)	May 31, 2026	May 31, 2025	Change
Secure Communications Annual Recurring Revenue	$220	$209	$11
Secure Communications Dollar-Based Net Retention Rate	92%	92%	—%
Secure Communications Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Secure Communications business.
Secure Communications ARR was approximately $220 million as at May 31, 2026 and increased compared to $218 million as at February 28, 2026 and $209 million as at May 31, 2025.
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
Secure Communications DBNRR was 92% as at May 31, 2026 and decreased compared to 94% as at February 28, 2026 and was consistent with 92% as at May 31, 2025.

Results of Operations - Three months ended May 31, 2026 compared to the three months ended May 31, 2025
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	May 31, 2026	May 31, 2025	Change
Revenue by Segment
QNX	$72.3	$57.5	$14.8
Secure Communications	73.6	59.5	14.1
Licensing	7.0	4.7	2.3
	$152.9	$121.7	$31.2

% Revenue by Segment
QNX	47.3%	47.2%
Secure Communications	48.1%	48.9%
Licensing	4.6%	3.9%
	100.0%	100.0%
QNX
The increase in QNX revenue of $14.8 million was primarily due to an increase of $7.5 million in development license revenue, an increase of $4.2 million in royalty revenue, an increase of $1.5 million in BlackBerry Radar revenue and an increase of $1.2 million in professional services revenue.
The Company previously stated that it expected QNX revenue to be in the range of $60 million to $64 million in the first quarter of fiscal 2027. QNX revenue in the first quarter of fiscal 2027 was $72.3 million due to stronger than expected royalty revenue.
The Company expects QNX revenue to be in the range of $70 million to $75 million in the second quarter of fiscal 2027. The Company previously stated that it expected QNX revenue to be in the range of $290 million to $307 million in fiscal 2027 as a whole. The Company now expects QNX revenue to be in the range of $295 million to $312 million in fiscal 2027 as a whole due to stronger than expected QNX revenue in the first quarter of fiscal 2027.
Secure Communications
The increase in Secure Communications revenue of $14.1 million was primarily due to an increase of $15.3 million in BlackBerry SecuSUITE product revenue, partially offset by a $0.8 million decrease in BlackBerry UEM product revenue.
The Company previously stated that it expected Secure Communications revenue to be in the range of $66 million to $70 million in the first quarter of fiscal 2027. Secure Communications revenue in the first quarter of fiscal 2027 was $73.6 million due to stronger than expected BlackBerry SecuSUITE product revenue.
The Company expects Secure Communications revenue to be in the range of $57 million to $63 million in the second quarter of fiscal 2027.

Licensing
The increase in Licensing revenue of $2.3 million was primarily due to an increase in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected Licensing revenue to be approximately $6 million in each of the four quarters of fiscal 2027. Licensing revenue in the first quarter of fiscal 2027 was $7 million. The Company now expects Licensing revenue to be approximately $10 million in the second quarter of fiscal 2027 due to improvement in the pipeline of direct licensing opportunities.
The Company previously stated that it expected Licensing revenue to be approximately $24 million for fiscal 2027 as a whole. The Company now expects licensing revenue to be approximately $29 million for fiscal 2027 as a whole due to the reason noted above regarding the second quarter of fiscal 2027.
Total BlackBerry Revenue
The Company previously stated that it expected total BlackBerry revenue to be approximately $132 million to $140 million in the first quarter of fiscal 2027. Total BlackBerry revenue was $152.9 million in the first quarter of fiscal 2027, better than expected due to the reasons noted above in “Revenue by Segment”.
The Company expects total BlackBerry revenue to be in the range of $137 million to $148 million in the second quarter of fiscal 2027. The Company previously stated that it expected total BlackBerry revenue to be in the range of $584 million to $611 million in fiscal 2027 as a whole. The Company now expects total BlackBerry revenue to be in the range of $594 million to $621 million in fiscal 2027 as a whole due to stronger than expected QNX revenue in the first quarter of fiscal 2027 and the stronger than expected Licensing revenue for fiscal 2027 as a whole.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Three Months Ended (in millions)
	May 31, 2026	May 31, 2025	Change
Revenue by Geography
North America	$73.8	$54.8	$19.0
Europe, Middle East and Africa	44.5	42.5	2.0
Other regions	34.6	24.4	10.2
	$152.9	$121.7	$31.2

% Revenue by Geography
North America	48.3%	45.0%
Europe, Middle East and Africa	29.1%	34.9%
Other regions	22.6%	20.1%
	100.0%	100.0%
North America Revenue
The increase in North America revenue of $19.0 million was primarily due to an increase of $17.6 million in BlackBerry SecuSUITE product revenue, an increase of $2.3 million in Licensing revenue and an increase of $1.7 million in BlackBerry Radar revenue, partially offset by a decrease of $2.8 million in BlackBerry UEM product revenue and a decrease of $0.5 million in QNX development license revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $2.0 million was primarily due to an increase of $1.8 million in BlackBerry UEM product revenue, an increase of $0.7 million in QNX development license revenue and an increase of $0.3 million in professional services revenue, partially offset by a decrease of $1.2 million relating to BlackBerry SecuSUITE product revenue.

Other Regions Revenue
The increase in Other regions revenue of $10.2 million was primarily due to an increase of $7.3 million in QNX development license revenue and an increase of $3.7 million in QNX royalty revenue, partially offset by a decrease of $0.5 million in professional services revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $29.4 million to approximately $119.7 million in the first quarter of fiscal 2027 (first quarter of fiscal 2026 - $90.3 million). The increase was primarily due to an increase in revenue from QNX and BlackBerry SecuSUITE software licenses due to the reasons discussed above in “Revenue by Segment”.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 4.1% to approximately 78.3% of consolidated revenue in the first quarter of fiscal 2027 (first quarter of fiscal 2026 -74.2%). The increase was primarily due to a change in mix, specifically a higher relative gross margin contributions from QNX and BlackBerry SecuSUITE software licenses.
Adjusted Gross Margin and Adjusted EBITDA by Segment
See “First Quarter Fiscal 2027 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	QNX			Secure Communications			Licensing
	May 31,		Change	May 31,		Change	May 31,		Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$72.3	$57.5	$14.8	$73.6	$59.5	$14.1	$7.0	$4.7	$2.3
Segment cost of sales	10.4	11.2	(0.8)	20.8	18.1	2.7	1.5	1.6	(0.1)
Segment adjusted gross margin	$61.9	$46.3	$15.6	$52.8	$41.4	$11.4	$5.5	$3.1	$2.4
Segment adjusted gross margin %	86%	81%	5%	72%	70%	2%	79%	66%	13%
Segment research and development	18.9	12.3	6.6	12.6	11.2	1.4	—	—	—
Segment sales and marketing	15.6	13.2	2.4	12.3	13.6	(1.3)	—	—	—
Segment general and administrative	8.1	8.1	—	7.8	7.1	0.7	0.8	0.9	(0.1)
Less amortization included in segment cost of sales	—	—	—	0.1	0.1	—	1.5	1.6	(0.1)
Segment adjusted EBITDA	$19.3	$12.7	$6.6	$20.2	$9.6	$10.6	$6.2	$3.8	$2.4
QNX
The increase in QNX segment adjusted gross margin of $15.6 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The increase in QNX segment adjusted gross margin percentage of 5% was primarily due to a change in mix, specifically an increased gross margin contribution from development license revenue.
The increase in QNX segment adjusted EBITDA of $6.6 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by a decrease in benefits from claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) filed in the first quarter of fiscal 2026 which did not recur and an increase in salaries and benefits expense.

The Company previously stated that it expected QNX segment adjusted EBITDA to be in the range of $4 million to $8 million in the first quarter of fiscal 2027. QNX segment adjusted EBITDA was $19.3 million in the first quarter of fiscal 2027 due to revenue exceeding previously provided guidance for the reasons described above in “Revenue by Segment”.
The Company expects QNX segment adjusted EBITDA to be in the range of $16 million to $21 million in the second quarter of fiscal 2027. The Company previously stated that it expected QNX segment adjusted EBITDA to be in the range of $69 million to $81 million in fiscal 2027 as a whole. The Company now expects QNX segment adjusted EBITDA to be in the range of $74 million to $86 million in fiscal 2027 as a whole due to stronger than expected QNX revenue in the first quarter of fiscal 2027.
Secure Communications
The increase in Secure Communications segment adjusted gross margin of $11.4 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to BlackBerry SecuSUITE hardware devices.
The increase in Secure Communications segment adjusted gross margin percentage of 2% was primarily due to a change in mix, specifically an increase in gross margin contribution from BlackBerry SecuSUITE software licenses, partially offset by a decrease in gross margin contribution from BlackBerry AtHoc.
The increase in Secure Communications segment adjusted EBITDA of $10.6 million was primarily due to an increase in revenue due to the reasons discussed above in “Revenue by Segment” and a decrease in salaries and benefits expense, partially offset by an increase in provision for expected credit losses.
The Company previously stated that it expected Secure Communications segment adjusted EBITDA to be in the range of $14 million to $18 million in the first quarter of fiscal 2027. Secure Communications segment adjusted EBITDA was $20.2 million in the first quarter of fiscal 2027 due to revenue exceeding previously provided guidance for the reasons described above in “Revenue by Segment”.
The Company expects Secure Communications segment adjusted EBITDA to be in the range of $5 million to $10 million in the second quarter of fiscal 2027.
Licensing
The increase in Licensing segment adjusted gross margin of $2.4 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The increase in Licensing segment adjusted gross margin percentage of 13% was due to the same reasons discussed above.
The increase in Licensing segment adjusted EBITDA of $2.4 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The Company previously stated that it expected Licensing segment adjusted EBITDA to be approximately $5 million in each of the four quarters of fiscal 2027. Licensing segment adjusted EBITDA was $6.2 million in the first quarter of fiscal 2027. The Company now expects the Licensing segment adjusted EBITDA to be approximately $9 million in the second quarter of fiscal 2027 for the reason described above in “Revenue by Segment”.
The Company previously stated that it expected Licensing segment adjusted EBITDA to be approximately $20 million for fiscal 2027 as a whole. The Company now expects Licensing segment adjusted EBITDA to be approximately $25 million for fiscal 2027 as a whole for the reason described above in “Revenue by Segment”.

Operating Expenses
The table below presents a comparison of research and development, sales and marketing, general and administrative, and amortization expenses for the quarter ended May 31, 2026, compared to the quarter ended May 31, 2025.

	For the Three Months Ended (in millions)
	May 31, 2026	May 31, 2025	Change
Revenue	$152.9	$121.7	$31.2
Operating expenses
Research and development	33.0	25.0	8.0
Sales and marketing	29.5	28.7	0.8
General and administrative	39.3	30.5	8.8
Amortization	2.5	4.0	(1.5)
Impairment of long-lived assets	0.1	0.1	—
Total	$104.4	$88.3	$16.1

Operating Expenses as % of Revenue
Research and development	21.6%	20.5%
Sales and marketing	19.3%	23.6%
General and administrative	25.7%	25.1%
Amortization	1.6%	3.3%
Impairment of long-lived assets	0.1%	0.1%
Total	68.3%	72.6%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended May 31, 2026 and May 31, 2025.
U.S. GAAP Operating Expenses
Operating expenses increased by $16.1 million year-over-year, or 18.2%, in the first quarter of fiscal 2027, compared to the first quarter of fiscal 2026 primarily due to an increase of $11.5 million in deferred share unit costs, a benefit of $4.5 million from SIF claims filed in the first quarter of fiscal 2026 which did not recur, an increase of $1.6 million in legal costs and an increase of $1.4 million in variable incentive plan costs, partially offset by a decrease of $2.6 million in restructuring costs and a decrease of $1.5 million in amortization expense.
Adjusted Operating Expenses
Adjusted operating expenses increased by $8.1 million year-over-year, or 10.1%, to $88.0 million in the first quarter of fiscal 2027, compared to $79.9 million in the first quarter of fiscal 2026. The increase was primarily due to a benefit of $4.5 million from SIF claims filed in the first quarter of fiscal 2026 which did not recur, an increase of $1.6 million in legal costs and an increase of $1.4 million in variable incentive plan costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $8.0 million, or 32.0%, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 primarily due to a benefit of $4.5 million from SIF claims filed in the first quarter of fiscal 2026 which did not recur, an increase of $1.6 million in salaries and benefits expense, an increase of $0.9 million in variable incentive plan costs and an increase of $0.4 million in infrastructure costs.
Adjusted research and development expenses increased by $7.8 million, or 32.9%, to $31.5 million in the first quarter of fiscal 2027 compared to $23.7 million in the first quarter of fiscal 2026, primarily due to the same reasons described above on a U.S. GAAP basis.

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses increased by $0.8 million, or 2.8%, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026, primarily due to an increase of $0.3 million in consulting costs, an increase of $0.2 million in sales incentive plan costs and an increase of $0.2 million in salaries and benefits expense, partially offset by a decrease of $0.3 million in stock compensation expense.
Adjusted sales and marketing expenses increased by $1.1 million, or 4.0%, to $28.4 million in the first quarter of fiscal 2027 compared to $27.3 million in the first quarter of fiscal 2026, primarily due to an increase of $0.3 million in consulting costs, an increase of $0.2 million in sales incentive plan costs and an increase of $0.2 million in salaries and benefits expense.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses increased by $8.8 million, or 28.9%, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. The increase was primarily due to an increase of $11.5 million in deferred share unit costs and an increase of $1.7 million in legal expenses, partially offset by a decrease of $2.6 million in restructuring costs, a decrease of $2.6 million in salaries and benefits expense.
Adjusted general and administrative expenses decreased by $1.0 million, or 3.8%, to $25.6 million in the first quarter of fiscal 2027 compared to $26.6 million in the first quarter of fiscal 2026. The decrease was primarily due to a decrease of $2.6 million in salaries and benefits expense, partially offset by an increase of $1.7 million in legal expense.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended May 31, 2026 compared to the quarter ended May 31, 2025. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expense
	May 31, 2026	May 31, 2025	Change
Property, plant and equipment	$1.8	$1.4	$0.4
Intangible assets	0.7	2.6	(1.9)
Total	$2.5	$4.0	$(1.5)

	Included in Cost of Sales
	May 31, 2026	May 31, 2025	Change
Property, plant and equipment	$0.1	$0.1	$—
Intangible assets	1.5	1.6	(0.1)
Total	$1.6	$1.7	$(0.1)
Amortization included in Operating Expense
The decrease in amortization expense included in operating expense of $1.5 million was primarily due to the lower cost base of assets.
Adjusted amortization expense increased by $0.2 million to $2.5 million in the first quarter of fiscal 2027 compared to $2.3 million in the first quarter of fiscal 2026.
Amortization included in Cost of Sales
The decrease in amortization expense relating to certain intangible assets employed in the Company’s licensing operations was $0.1 million in the first quarter of fiscal 2027 primarily due to the lower cost base of assets.
Investment Income, Net
Investment income, net, which includes the interest expense from the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”), was $1.1 million in the first quarter of fiscal 2027 and decreased by $1.8 million from investment income, net of $2.9 million in the first quarter of fiscal 2026. The decrease in investment income, net is primarily due to a decrease in interest income on significant financing components within certain revenue contracts with customers, an impairment on non-marketable equity investments without readily determinable fair value and lower return on cash and investments.
Income Taxes
For the first quarter of fiscal 2027, the Company’s net effective income tax expense rate was approximately 48% (first quarter of fiscal 2026 - net effective income tax expense rate of approximately 61%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. A future release of the valuation allowance would result in a material non-cash income tax benefit in the consolidated statement of operations and the recognition of deferred tax assets in the consolidated balance sheets. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income
The Company’s net income for the first quarter of fiscal 2027 was $8.5 million, or $0.01 basic and diluted earnings per share on a U.S. GAAP basis (first quarter of fiscal 2026 - net income of $1.9 million, or $0.00 basic and diluted earning per share). The period over period change of $6.6 million was primarily due to an increase in revenue, as described above in “Revenue by Segment” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by an increase in operating expenses, as described above in “Operating Expenses”.
Adjusted net income was $25.4 million in the first quarter of fiscal 2027, or $0.04 adjusted basic earnings per share (first quarter of fiscal 2026 - adjusted net income of $10.8 million, or $0.02 adjusted basic earnings per share). The increase in adjusted net income of $14.6 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The Company previously stated that it expected adjusted EBITDA to be in the range of $14 million to $22 million in the first quarter of fiscal 2027. Adjusted EBITDA was $36.3 million in the first quarter of fiscal 2027 primarily due to QNX and Secure Communication exceeding the top end of their expected adjusted EBITDA range as discussed above in “Adjusted Gross Margin and Adjusted EBITDA by Segment”.
The Company previously stated that it expected non-GAAP EPS to be in the range of $0.02 to $0.03 in the first quarter of fiscal 2027. Non-GAAP EPS was $0.04 in the first quarter of fiscal 2027 primarily due to QNX exceeding the top end of its expected adjusted EBITDA range as discussed above in “Adjusted Gross Margin and Adjusted EBITDA by Segment”.
The Company previously stated that it expected operating cash flow to be in the range of breakeven to $10 million in the first quarter of fiscal 2027. Operating cash flow was $4.6 million in the first quarter of fiscal 2027.
The Company expects adjusted EBITDA to be in the range of $20 million to $30 million in the second quarter of fiscal 2027. The Company previously stated that it expected adjusted EBITDA to be in the range of $110 million to $130 million in fiscal 2027 as a whole. The Company now expects adjusted EBITDA to be in the range of $119 million to $139 million in fiscal 2027 as a whole due to QNX exceeding the top end of its expected adjusted EBITDA range and the stronger than expected Licensing segment adjusted EBITDA, each as discussed above in “Adjusted Gross Margin and Adjusted EBITDA by Segment”.
The Company expects non-GAAP EPS to be in the range of $0.03 per share to $0.04 per share in the second quarter of fiscal 2027. The Company previously stated that it expected non-GAAP EPS to be in the range of $0.15 to $0.19 in fiscal 2027 as a whole. The Company now expects non-GAAP EPS to be in the range of $0.16 to $0.20 in fiscal 2027 as a whole for the reasons discussed above regarding adjusted EBITDA.
The Company expects operating cash flow to be in the range of breakeven to $10 million in the second quarter of fiscal 2027.
The Company does not provide a reconciliation of expected adjusted EBITDA and expected non-GAAP basic EPS for the second quarter of fiscal year 2027, and for fiscal 2027 as a whole, to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges, impairment charges and DSU revaluation adjustment and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 586.7 million common shares for basic earnings per share and 593.2 million common shares for diluted earnings per share for the first quarter of fiscal 2027 (first quarter of fiscal 2026 - 596.3 million common shares for basic earnings per share and 600.8 million common shares for diluted earnings per share). The weighted average number of shares outstanding includes the cumulative effects of share repurchases pursuant to the NCIB share buyback program during the quarter ended May 31, 2026.

Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments decreased by $9.5 million to $422.9 million as at May 31, 2026 from $432.4 million as at February 28, 2026, primarily due to repurchases of common shares of $10.0 million pursuant to the 2025 NCIB share buyback program.
A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	May 31, 2026	February 28, 2026	Change
Cash and cash equivalents	$256.8	$274.7	$(17.9)
Restricted cash and cash equivalents	14.2	14.2	—
Short-term investments	94.1	85.2	8.9
Long-term investments (1)	57.8	58.3	(0.5)
Cash, cash equivalents, and investments	$422.9	$432.4	$(9.5)
______________________________
(1)Includes investments in privately-held companies, including common shares of Arctic Wolf Networks, Inc. (“Arctic Wolf”) that were received as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf in the fourth quarter of fiscal 2025. Investments in privately-held companies are considered illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash.
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	May 31, 2026	February 28, 2026	Change
Current assets	$560.4	$568.2	$(7.8)
Current liabilities	255.1	268.1	(13.0)
Working capital	$305.3	$300.1	$5.2
Current Assets
The decrease in current assets of $7.8 million at the end of the first quarter of fiscal 2027 from the end of the fourth quarter of fiscal 2026 was primarily due to a decrease of $17.9 million in cash and cash equivalents, a decrease of $2.0 million in other receivables, a decrease of $1.3 million in other current assets, and a decrease of $0.1 million in income taxes receivable, partially offset by an increase of $8.9 million in short term investments and an increase of $4.6 million in accounts receivable, net of allowance.
At May 31, 2026, other receivables were $5.5 million, a decrease of $2.0 million from February 28, 2026. The decrease was primarily due to a decrease of $1.9 million in sales taxes receivable.
At May 31, 2026, other current assets were $40.9 million, a decrease of $1.3 million from February 28, 2026. The decrease was primarily due to a decrease of $1.6 million in prepaid insurance, a decrease of $1.2 million in prepaid professional services, a decrease of $1.2 million in deferred commissions, a decrease of $1.0 in prepaid rent and a decrease of $0.9 million in prepaid sales conference, partially offset by an increase of $3.4 million in inventory and an increase of $1.9 million in prepaid software.
At May 31, 2026, income taxes receivable were $2.5 million, a decrease of $0.1 million from February 28, 2026. The decrease was primarily due to tax installments and prepayments required in certain taxable jurisdictions.
At May 31, 2026, accounts receivable, net of allowance was $160.6 million, an increase of $4.6 million from February 28, 2026. The increase was primarily due to an increase in days sales outstanding to 95 days at the end of the first quarter of fiscal 2027 from 88 days at the end of the fourth quarter of fiscal 2026.
Current Liabilities
The decrease in current liabilities of $13.0 million at the end of the first quarter of 2027 from the end of the fourth quarter of fiscal 2026 was primarily due to a decrease of $17.0 million in deferred revenue, current, a decrease of $12.7 million in accrued liabilities, partially offset by an increase of $10.8 million in accounts payable and an increase of $5.9 million in income taxes payable.

Deferred revenue, current was $121.5 million, which reflects a decrease of $17.0 million compared to February 28, 2026 that was attributable to a decrease of $7.3 million in deferred revenue, current related to BlackBerry UEM, a decrease of $7.2 million in deferred revenue, current related to BlackBerry AtHoc product revenue and a decrease of $2.2 million in deferred revenue, current related to QNX.
Accrued liabilities were $99.0 million at the end of the first quarter of 2027, reflecting a decrease of $12.7 million compared to February 28, 2026, which was primarily due to a decrease of $27.7 million in variable incentive plan accrual and a decrease of $2.8 million in restructuring cost accruals, partially offset by an increase of $10.6 million in deferred share unit liability, an increase of $2.8 million in payroll accruals and an increase of $2.5 million in operating lease liability, current.
Accounts payable were $16.3 million, reflecting an increase of $10.8 million from February 28, 2026, which was primarily due to the timing of payments.
Income taxes payable were $18.3 million, reflecting an increase of $5.9 million from February 28, 2026, which was primarily due to changes in the quarterly tax provision and tax payments.
Cash flows for the three months ended May 31, 2026 compared to the three months ended May 31, 2025 were as follows:

	For the Three Months Ended
	(in millions)
	May 31, 2026	May 31, 2025	Change
Net cash flows provided by (used in):
Operating activities	$4.6	$(18.0)	$22.6
Investing activities	(13.5)	38.5	(52.0)
Financing activities	(8.7)	(8.8)	0.1
Effect of foreign exchange gain (loss) on cash and cash equivalents	(0.3)	0.5	(0.8)
Net increase (decrease) in cash and cash equivalents	$(17.9)	$12.2	$(30.1)
Operating Activities
The increase in net cash flows provided by operating activities of $22.6 million primarily reflects the changes in working capital.
Investing Activities
During the three months ended May 31, 2026, cash flows used in investing activities were $13.5 million and included cash used in acquisition of short-term investments, net of the proceeds on sale or maturity of short-term investments transactions, in the amount of $9.0 million, acquisition of property, plant and equipment of $2.9 million and the acquisition of intangible assets of $1.6 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $38.5 million and included cash provided by proceeds on sale or maturity of short-term and long-term investments transactions, net of acquisitions, in the amount of $40.6 million, offset by cash used in the acquisition of intangible assets of $1.2 million, the acquisition of property, plant and equipment $0.9 million.
Financing Activities
During the three months ended May 31, 2026, cash used in financing activities was $8.7 million, primarily due to repurchases of common shares of $10.0 million pursuant to the 2025 NCIB share buyback program, offset by $1.3 million in common shares issued upon the exercise of stock options and under the employee share purchase plan.
During the three months ended May 31, 2026, the Company repurchased 2.6 million common shares at a cost of $10.0 million. See Note 6 to the Consolidated Financial Statements for further information on the Company’s 2025 NCIB share buyback program.
Debt Financing and Other Funding Sources
See Note 5 to the Consolidated Financial Statements for a description of the Company’s $200 million aggregate principal amount of 3.00% senior convertible unsecured notes issued in January 2024 (the “Notes”). During the second calendar quarter of 2026, the conditions permitting holders of the Notes to convert their Notes were satisfied, as, for at least 20 trading days (whether or not consecutive) within the 30 consecutive trading-day period ending on the last trading day of the immediately preceding quarter, the last reported sale price of the Company’s common shares was greater than or equal to 130% of the applicable conversion price on each such trading day. Accordingly, the Notes are eligible for conversion, at the option of the holders, from July 1, 2026 through September 30, 2026. Upon receipt of a conversion request, the Company will settle its conversion obligation, at its election, in cash, common shares, or a combination of cash and common shares, in accordance with the terms and conditions set forth in the indenture.
The Company has $14.2 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 2 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash.
Cash, cash equivalents, and investments were $422.9 million as at May 31, 2026. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, should be sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at May 31, 2026:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$42.5	$10.9	$31.6
Purchase obligations and commitments	64.2	64.2	—
Debt interest and principal payments	218.0	6.0	212.0
Total	$324.7	$81.1	$243.6
Total contractual and other obligations as at May 31, 2026 increased by $7.6 million as compared to the February 28, 2026 balance of $317.1 million, which was attributable to an increase in operating lease obligations, partially offset by a decrease in purchase obligations and commitments.
The Company does not have any material off-balance sheet arrangements.
Accounting Policies and Critical Accounting Estimates
There have been no changes to the Company’s accounting policies or critical accounting estimates from those described under “Accounting Policies and Critical Accounting Estimates” in the Annual MD&A with the exception of the below:
Valuation Allowance Against Deferred Tax Assets
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. A valuation allowance is required for deferred tax assets if it is more likely than not that all or some portion of the asset will not be realized. All available evidence, both positive and negative, that may affect the realization of deferred tax assets must be identified and considered in determining the appropriate amount of the valuation allowance. The Company has recently generated cumulative pre-tax income in certain jurisdictions and continues to evaluate whether sufficient positive evidence exists to support the realization of its deferred tax assets. This evaluation is performed on a jurisdiction-by-jurisdiction basis, and the conclusions reached may vary based on the sustainability of earnings in each jurisdiction. Based on recent operating results and current forecasts, it is reasonably possible that the Company’s assessment of the realizability of its deferred tax assets may change in a future period, including within the current fiscal year, as additional positive evidence becomes available in relation to the realizability of deferred tax assets. Such a change could result in the release of a significant portion of the Company’s valuation allowance, which could have a material impact on income tax expense in the period of release.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:

Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the first quarter of fiscal 2027 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At May 31, 2026, approximately 15% of cash and cash equivalents, 38% of accounts receivables and 66% of accounts payable were denominated in foreign currencies (February 28, 2026 – 15.0%, 22% and 46%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at May 31, 2026 (after hedging activities), the impact to the Company would be immaterial.
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
Interest Rate
Cash and cash equivalents and investments are invested in certain instruments with fixed interest rates of varying maturities. Consequently, the Company is exposed to interest rate risk as a result of holding investments of varying maturities and the significant financing components within certain revenue contracts with customers. The fair value of investments, as well as the investment income derived from the investment portfolio, will fluctuate with changes in prevailing interest rates. The Company also has significant financing components within certain revenue contracts with customers and is exposed to interest rate risk as a result of discounting the future payments from customers with a fixed interest rate. The Company also has outstanding Notes with a fixed interest rate, as described in Note 5 to the Consolidated Financial Statements. The Company is exposed to interest rate risk as a result of the Notes. The Company does not currently utilize interest rate derivative instruments.
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at May 31, 2026 was $3.6 million (February 28, 2026 - $3.4 million). There were two customers that comprised more than 10% of accounts receivable as at May 31, 2026 (February 28, 2026 - two customers that comprised more than 10%). During the first quarter of fiscal 2027, the percentage of the Company’s receivable balance that was past due increased by 3.1% compared to the fourth quarter of fiscal 2026. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There was one customer that comprised 13% of the Company’s revenue in the three months ended May 31, 2026, respectively (three months ended May 31, 2025 - one customer that comprised 13% of the Company’s revenue).
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
Equity Investments Risk
The Company holds non-marketable equity investments in privately-held companies in which the Company does not own a controlling interest or have significant influence. The Company's equity investments in privately-held companies are subject to a wide variety of market-related risks that could substantially reduce or increase the fair value of its holdings. The Company's equity investments in privately-held companies are recorded using the measurement alternative and are assessed each reporting period for observable price changes and impairments, which may involve estimates and judgments given the lack of readily available market data. Certain equity investments in privately-held companies are in the early stages of development and are inherently risky due to their lack of operational history. The Company has a high concentration of risk associated with a small number of non-marketable equity investments that are impacted by fluctuations in their fair values or by observable changes or impairments.
ITEM 4. CONTROLS AND PROCEDURES
As of May 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended May 31, 2026, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2026 - March 31, 2026	0	N/A	N/A	12,305,523
April 1, 2026 - April 30, 2026	2,586,528	$3.85	2,586,528	9,718,995
May 1, 2026 - May 31, 2026	0	N/A	N/A	26,785,714
______________________________
(1) On May 8, 2025, the Company announced the initiation of a normal course issuer bid (“2025 NCIB”) share buyback program, which was approved by the Toronto Stock Exchange (“TSX”). The share buyback program allowed for the repurchase of up to 27,855,153 of the Company’s common shares. The 2025 NCIB share buyback program commenced on May 12, 2025, and expired on May 11, 2026. On May 8, 2026, the Company announced the renewal of its NCIB (the “2026 NCIB”) share buyback program, which was approved by the TSX. The 2026 NCIB share buyback program allows for the repurchase of up to 26,785,714 of the Company’s common shares. The 2026 NCIB share buyback program commenced on May 12, 2026, and will expire on May 11, 2027. During the three months ended May 31, 2026, no shares were repurchased under the 2026 NCIB share buyback program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended May 31, 2026, none of the officers or directors of the Company adopted or terminated trading arrangements for the purchase or sale of the Company’s common shares.
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

BLACKBERRY LIMITED

Date: June 25, 2026	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Tim Foote
	Name:	Tim Foote
	Title:	Chief Financial Officer