Form 10-Q
period 2026-08-31
BLACKBERRY Ltd
filed 2026-09-24
CIK 1070235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026

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
Yes ☐   No  ☒

The registrant had 587,032,279 common shares issued and outstanding as of September 21, 2026.

Unless the context otherwise requires, all references to the “Company” and “BlackBerry” include BlackBerry Limited and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BlackBerry Limited
Incorporated under the Laws of Ontario
(United States dollars, in millions) (unaudited)
Consolidated Balance Sheets

	As at
	August 31, 2026	February 28, 2026
Assets
Current
Cash and cash equivalents (note 2)	$266.2	$274.7
Short-term investments (note 2)	111.3	85.2
Accounts receivable, net of allowance of $1.3 and $1.0, respectively (note 3)	141.0	156.0
Other receivables (note 3)	4.5	7.5
Income taxes receivable	2.4	2.6
Other current assets (note 3)	36.5	42.2
	561.9	568.2
Restricted cash equivalents (note 2)	14.1	14.2
Long-term investments (note 2)	55.5	58.3
Other long-term assets (note 3)	73.8	56.3
Operating lease right-of-use assets, net	22.6	16.7
Property, plant and equipment, net (note 3)	12.2	12.3
Intangible assets, net (note 3)	44.9	40.1
Goodwill (note 3)	478.0	479.1
	$1,263.0	$1,245.2
Liabilities
Current
Accounts payable	$8.6	$5.5
Accrued liabilities (note 3)	101.5	111.7
Income taxes payable (note 4)	9.8	12.4
Deferred revenue, current (note 10)	116.6	138.5
	236.5	268.1
Deferred revenue, non-current (note 10)	11.8	14.1
Operating lease liabilities	23.9	18.8
Other long-term liabilities	2.1	1.7
Long-term notes (note 5)	197.1	196.5
	471.4	499.2
Commitments and contingencies (note 9)
Shareholders’ equity
Capital stock and additional paid-in capital
Preferred shares: authorized unlimited number of non-voting, cumulative, redeemable and retractable	—	—
Common shares: authorized unlimited number of non-voting, redeemable, retractable Class A common shares and unlimited number of voting common shares
Issued and outstanding - 587,032,279 voting common shares (February 28, 2026 - 587,431,120)	2,926.8	2,924.4
Deficit	(2,121.9)	(2,167.2)
Accumulated other comprehensive loss (note 8)	(13.3)	(11.2)
	791.6	746.0
	$1,263.0	$1,245.2
See notes to consolidated financial statements.

On behalf of the Board:

John Giamatteo	Lisa Disbrow
Director	Director

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended August 31, 2026
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2026	$2,919.3	$(2,155.8)	$(12.8)	$750.7
Net income	—	33.9	—	33.9
Other comprehensive loss	—	—	(0.5)	(0.5)
Stock-based compensation	7.5	—	—	7.5
Balance as at August 31, 2026	$2,926.8	$(2,121.9)	$(13.3)	$791.6

	Three Months Ended August 31, 2025
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at May 31, 2025	$2,970.5	$(2,232.6)	$(12.8)	$725.1
Net income	—	13.3	—	13.3
Other comprehensive income	—	—	0.8	0.8
Stock-based compensation	5.9	—	—	5.9
Share repurchase	(25.1)	5.1	—	(20.0)
Balance as at August 31, 2025	$2,951.3	$(2,214.2)	$(12.0)	$725.1

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Shareholders’ Equity

	Six Months Ended August 31, 2026
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2026	$2,924.4	$(2,167.2)	$(11.2)	$746.0
Net income	—	42.4	—	42.4
Other comprehensive loss	—	—	(2.1)	(2.1)
Stock-based compensation (note 6)	14.0	—	—	14.0
Share repurchase (note 6)	(12.9)	2.9	—	(10.0)
Shares issued:
Employee share purchase plan (note 6)	1.3	—	—	1.3
Balance as at August 31, 2026	$2,926.8	$(2,121.9)	$(13.3)	$791.6

	Six Months Ended August 31, 2025
	Capital Stock and Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total
Balance as at February 28, 2025	$2,976.4	$(2,237.3)	$(19.2)	$719.9
Net income	—	15.2	—	15.2
Other comprehensive income	—	—	7.2	7.2
Stock-based compensation	11.6	—	—	11.6
Share repurchase	(37.9)	7.9	—	(30.0)
Shares issued:
Employee share purchase plan	1.2	—	—	1.2
Balance as at August 31, 2025	$2,951.3	$(2,214.2)	$(12.0)	$725.1

See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions, except per share data) (unaudited)
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenue (note 10)	$163.3	$129.6	$316.2	$251.3
Cost of sales	36.2	33.0	69.4	64.4
Gross margin	127.1	96.6	246.8	186.9

Operating expenses
Research and development	33.2	25.6	66.2	50.6
Sales and marketing	25.3	24.4	54.8	53.1
General and administrative	31.8	31.5	71.1	62.0
Amortization	2.5	3.1	5.0	7.1
Impairment of long-lived assets (note 2)	0.7	0.5	0.8	0.6
	93.5	85.1	197.9	173.4
Operating income	33.6	11.5	48.9	13.5
Investment income, net (note 2 and note 5)	1.6	1.9	2.7	4.8
Income before income tax	35.2	13.4	51.6	18.3
Provision for income taxes (note 4)	1.3	0.1	9.2	3.1
Net income	$33.9	$13.3	$42.4	$15.2
Earnings per share (note 7)
Basic	$0.06	$0.02	$0.07	$0.03
Diluted	$0.05	$0.02	$0.07	$0.03
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Net income	$33.9	$13.3	$42.4	$15.2
Other comprehensive income (loss)
Net change in unrealized losses on available-for-sale debt securities (note 8)	—	—	(0.1)	—
Net change in fair value and amounts reclassified to net income from derivative instruments designated as cash flow hedges during the period, net of income taxes of nil for the three and six months ended August 31, 2026 and August 31, 2025 (note 8)	0.1	(0.2)	(0.4)	2.2
Foreign currency translation adjustment	(0.6)	1.0	(1.6)	5.0
Other comprehensive income (loss)	(0.5)	0.8	(2.1)	7.2
Comprehensive income	$33.4	$14.1	$40.3	$22.4
See notes to consolidated financial statements.

BlackBerry Limited
(United States dollars, in millions) (unaudited)

Consolidated Statements of Cash Flows

	Six Months Ended
	August 31, 2026	August 31, 2025
Cash flows from operating activities
Net income	$42.4	$15.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	8.2	10.3
Stock-based compensation	14.0	11.6
Impairment of long-lived assets (note 2)	0.8	0.6
Non-cash consideration received from contracts with customer	(6.7)	—
Operating leases	(0.8)	(5.7)
Other	2.4	(0.3)
Net changes in working capital items
Accounts receivable, net of allowance	15.0	48.7
Other receivables	5.3	(0.3)
Income taxes receivable	0.2	(1.0)
Other assets	(13.1)	16.0
Accounts payable	3.8	(27.1)
Accrued liabilities	(10.8)	(38.5)
Income taxes payable	(2.6)	(11.7)
Deferred revenue	(24.2)	(31.9)
Net cash provided by (used in) operating activities	33.9	(14.1)
Cash flows from investing activities
Proceeds on sale, maturity or distribution from long-term investments	—	0.1
Acquisition of property, plant and equipment	(4.1)	(1.7)
Acquisition of intangible assets	(3.0)	(2.6)
Acquisition of short-term investments	(174.9)	(34.7)
Proceeds on sale or maturity of short-term investments	148.8	91.7
Net cash provided by (used in) investing activities	(33.2)	52.8
Cash flows from financing activities
Issuance of common shares (note 6)	1.3	1.2
Common shares repurchased (note 6)	(10.0)	(30.0)
Net cash used in financing activities	(8.7)	(28.8)
Effect of foreign exchange gain (loss) on cash, cash equivalents, and restricted cash equivalents	(0.6)	0.4
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents during the period	(8.6)	10.3
Cash, cash equivalents, and restricted cash equivalents, beginning of period	288.9	280.3
Cash, cash equivalents, and restricted cash equivalents, end of period	$280.3	$290.6
See notes to consolidated financial statements.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
Basis of Presentation and Preparation
These interim consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”). They do not include all the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited consolidated financial statements of BlackBerry Limited (the “Company”) for the year ended February 28, 2026 (the “Annual Financial Statements”), which have been prepared in accordance with U.S. GAAP. In the opinion of management, all normal recurring adjustments considered necessary for fair presentation have been included in these interim consolidated financial statements. Operating results for the three and six months ended August 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending February 28, 2027. The consolidated balance sheets as at February 28, 2026 were derived from the audited Annual Financial Statements but do not contain all of the footnote disclosures from the Annual Financial Statements.
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
Significant Accounting Policies and Critical Accounting Estimates
There have been no material changes to the Company’s accounting policies or critical accounting estimates from those described in the Annual Financial Statements, with the exception of the below updates:
Revenue recognition
Non-cash consideration received is measured at fair value at contract inception. The estimated fair value is determined utilizing multiple valuation techniques, principally a discounted cash flow model and a market-based approach. Key inputs and assumptions include forecasted cash flows over a projection period and a discount rate applied to those cash

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

flows and the market-based approach relies on valuation multiples and quoted prices derived from comparable transactions.
Significant judgments in revenue recognition
Judgment is required to determine the fair value of non-cash consideration at contract inception. The Company engages an independent third-party valuation specialist to assist in this determination of the fair value of non-cash consideration.
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
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 to amend the codification on “Expense Disaggregation Disclosure” (Subtopic 220-40): Income Statement - Reporting Comprehensive Income”. The standard requires additional disclosure on specific expense categories included in the expense captions presented on the statements of operations. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company will adopt this guidance in fiscal 2028 and is in process of evaluating the new requirements. The Company expects the adoption of this guidance to result in additional disaggregation and disclosure of certain expenses within the existing expense captions in the consolidated statements of operations and does not expect any impact on its results of operations or consolidated financial position.
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
Impairment of Long-Lived Assets
During the three and six months ended August 31, 2026, the Company recorded a pre-tax and after-tax impairment charge of $0.7 million and $0.8 million, respectively, relating to operating lease right-of-use (“ROU”) assets and property, plant and equipment associated with exiting certain leased facilities (three and six months ended August 31, 2025 - $0.5 million and $0.6 million, respectively). The impairment was determined by comparing the fair value of the impacted long-lived assets to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment, using Level 3 inputs. The fair value of the ROU asset was based on the estimated sublease income for certain facilities taking into consideration the estimated time period it will take to obtain a sublessor, the applicable discount rate and the sublease rate, which are considered unobservable inputs. The Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. The fair value measurement of ROU impaired assets is classified as Level 3 of the fair value hierarchy.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Cash, Cash Equivalents and Investments
The components of cash, cash equivalents, restricted cash equivalents and investments by fair value level and balance sheet classification as at August 31, 2026 were as follows:

	Cost Basis (1)	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Cash Equivalents
Bank balances	$111.8	$—	$—	$111.8	$111.8	$—	$—	$—
Investments in privately-held companies	48.8	6.7	—	55.5	—	—	55.5	—
	160.6	6.7	—	167.3	111.8	—	55.5	—
Level 2:
Term deposits, and certificates of deposits	59.6	—	—	59.6	30.1	20.0	—	9.5
Bearer deposit notes	18.4	—	—	18.4	18.4	—	—	—
Commercial paper	147.1	—	(0.1)	147.0	72.4	70.0	—	4.6
Non-U.S. promissory notes	44.1	—	—	44.1	33.5	10.6	—	—
Non-U.S. treasury bills	10.7	—	—	10.7	—	10.7	—	—
	279.9	—	(0.1)	279.8	154.4	111.3	—	14.1
	$440.5	$6.7	$(0.1)	$447.1	$266.2	$111.3	$55.5	$14.1
______________________________
(1) Cost basis for investments in privately-held companies includes the effect of returns of capital and impairment.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The components of cash, cash equivalents, restricted cash equivalents and investments by fair value level and balance sheet classification as at February 28, 2026 were as follows:

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
As at August 31, 2026, the Company had non-marketable equity investments without readily determinable fair value of $55.5 million (February 28, 2026 - $58.3 million) including common shares of Arctic Wolf Networks, Inc. (“Arctic Wolf”) received as partial consideration for the sale of its Cylance endpoint security assets and liabilities to Arctic Wolf in the fourth quarter of fiscal 2025.
During the three and six months ended August 31, 2026 and August 31, 2025, the Company did not record any observable price adjustments to the carrying value of non-marketable equity investments without readily determinable fair value. During the three and six months ended August 31, 2026, the Company recorded an impairment of nil and $0.5 million, respectively, on a certain non-marketable equity investment without readily determinable fair value. The investment impaired during the first quarter of fiscal 2027 was subsequently sold during the three months ended August 31, 2026, at the carrying amount with no gain or loss recognized (three and six months ended August 31, 2025 - nil). As of August 31, 2026, the Company has recorded a cumulative impairment of nil to the carrying value of the non-marketable equity investments without readily determinable fair value (February 28, 2026 - $3.0 million).
There were no realized gains or losses on available-for-sale debt securities for the three and six months ended August 31, 2026 and August 31, 2025.
The Company has restricted cash equivalents, consisting of securities pledged as collateral to major banking partners in support of the Company’s requirements for letters of credit and a performance bond that the Company was required to post to support a government contract. These letters of credit support certain leasing arrangements entered in the ordinary course of business and are for terms ranging from one month to approximately five years. The Company is contractually restricted from accessing these funds during the term of the leases for which the letters of credit have been issued and during the term of the government contract; however, the Company can continue to invest the funds and receive investment income thereon.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents as at August 31, 2026 and February 28, 2026 from the consolidated balance sheets to the consolidated statements of cash flows:

	As at
	August 31, 2026	February 28, 2026
Cash and cash equivalents	$266.2	$274.7
Restricted cash equivalents	14.1	14.2
Total cash, cash equivalents and restricted cash equivalents presented in the consolidated statements of cash flows	$280.3	$288.9
The contractual maturities of available-for-sale investments as at August 31, 2026 and February 28, 2026 were as follows:

	As at
	August 31, 2026		February 28, 2026
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$279.9	$279.8	$205.5	$205.5
As at August 31, 2026 and February 28, 2026, the Company had no available-for-sale debt securities with continuous unrealized losses.
3.    CONSOLIDATED BALANCE SHEET DETAILS
Accounts Receivable, Net of Allowance
The current estimated credit losses (“CECL”) for accounts receivable as at August 31, 2026 was $3.5 million (February 28, 2026 - $3.4 million), which includes $2.2 million included in Other long-term assets (February 28, 2026 - $2.4 million).
The Company also has long-term accounts receivable included in Other long-term assets. The CECL for long-term accounts receivable is estimated using the probability of default method and the default exposure due to limited historical information. The exposure to default is represented by the assets’ amortized carrying amount at the reporting date.
The following table sets forth the activity in the Company’s allowance for credit losses:

Carrying Amount
Beginning balance as of February 28, 2025	$6.6
Prior period recovery of expected credit losses	(2.4)
Write-offs charged against the allowance	(0.8)
Ending balance of the allowance for credit loss as at February 28, 2026	3.4
Current period provision for expected credit losses	0.2
Write-offs charged against the allowance	(0.1)
Ending balance of the allowance for credit loss as at August 31, 2026	$3.5
The allowance for credit losses as at August 31, 2026 consists of $1.3 million (February 28, 2026 - $1.0 million) relating to CECL estimated based on days past due and region and $2.2 million (February 28, 2026 - $2.4 million) relating to specific customers that were evaluated separately.
There were three customers that comprised more than 10% of accounts receivable as at August 31, 2026 (February 28, 2026 - two customers comprised more than 10%).
Other Receivables
As at August 31, 2026, other receivables included items such as proceeds receivable from the sale of a long-term investment, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet date.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

As at February 28, 2026, other receivables included items such as claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”), among other items, none of which were greater than 5% of the current assets balance as at the balance sheet date.
Other Current Assets
As at August 31, 2026 and February 28, 2026, other current assets included items such as the current portion of deferred commissions and prepaid expenses, among other items, none of which were greater than 5% of the current assets balance as at the balance sheet dates.
Property, Plant and Equipment, Net
Property, plant and equipment comprised the following:

	As at
	August 31, 2026	February 28, 2026
Cost
BlackBerry operations and other information technology	$79.1	$78.0
Leasehold improvements and other	13.2	12.9
Furniture and fixtures	4.4	4.8
Research and development equipment	2.7	2.5
	99.4	98.2
Accumulated amortization and impairment	87.2	85.9
Net book value	$12.2	$12.3
Intangible Assets, Net
Intangible assets comprised the following:

	As at August 31, 2026
	Cost	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$29.8	$29.8	$—
Other acquired intangibles	40.4	40.4	—
Intellectual property	112.1	67.2	44.9
	$182.3	$137.4	$44.9

	As at February 28, 2026
	Cost	Accumulated Amortization and Impairment	Net Book Value
Acquired technology	$29.8	$29.8	$—
Other acquired intangibles	40.4	40.4	—
Intellectual property	105.3	65.2	40.1
	$175.5	$135.4	$40.1
For the six months ended August 31, 2026, amortization expense related to intangible assets amounted to $4.6 million (six months ended August 31, 2025 - $7.6 million). For the six months ended August 31, 2026, the Company held acquired technology and other acquired intangibles that were fully amortized but still in use.
Total additions to intangible assets for the six months ended August 31, 2026 amounted to $9.5 million (six months ended August 31, 2025 - $2.6 million). During the six months ended August 31, 2026, additions to intangible assets primarily consisted of patents received as non-cash consideration under a contract with a customer and payments for intellectual property relating to patent maintenance and registration fees.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Based on the carrying value of the identified intangible assets as at August 31, 2026, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the remainder of fiscal 2027 and each of the five succeeding years is expected to be as follows: fiscal 2027 - $4.7 million; fiscal 2028 - $7.8 million; fiscal 2029 - $6.1 million; fiscal 2030 - $5.3 million; fiscal 2031 - $4.5 million and fiscal 2032 - $3.7 million.
Goodwill
Changes to the carrying amount of goodwill during the six months ended August 31, 2026 and fiscal year ended February 28, 2026 were as follows:

Carrying Amount
Carrying amount as at February 28, 2025	$472.4
Effect of foreign exchange on non-U.S. dollar denominated goodwill	6.7
Carrying amount as at February 28, 2026	479.1
Effect of foreign exchange on non-U.S. dollar denominated goodwill	(1.1)
Carrying amount as at August 31, 2026	$478.0
Other Long-term Assets
As at August 31, 2026 and February 28, 2026, other long-term assets included long-term receivables related to intellectual property sold, Secure Communication contracts and minimum royalty commitments from QNX customers and the long-term portion of deferred commissions, among other items, none of which were greater than 5% of the total assets balance.
Accrued Liabilities
Accrued liabilities is comprised of the following:

	As at
	August 31, 2026	February 28, 2026
Variable incentive accrual	$20.3	$36.5
Deferred share unit liability (1)	15.6	6.0
Indirect taxes accrual	12.3	9.7
Other	53.3	59.5
	$101.5	$111.7
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
Other accrued liabilities include the accrued current portion of the operating lease liability, the current portion of the restructuring programs, accrued vendor liabilities, and payroll withholding taxes, among other items, none of which were greater than 5% of the current liabilities balance in any of the periods presented.
Restructuring
During fiscal 2025 and fiscal 2024, the Company commenced restructuring programs with the objective of reducing its annual costs and expenses. Other charges and cash costs may occur as programs are implemented or changes are completed.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table sets forth the activity in the Company’s restructuring program liabilities:

	Employee Termination Benefits	Facilities and Other Charges	Total
Balance as at February 28, 2025	$7.1	3.3	10.4
Charges incurred	11.9	3.8	15.7
Cash payments made	(12.7)	(5.1)	(17.8)
Balance as at February 28, 2026	6.3	2.0	8.3
Charges incurred	2.8	0.2	3.0
Cash payments made	(6.9)	(0.3)	(7.2)
Balance as at August 31, 2026	$2.2	$1.9	$4.1

Current portion	$2.2	$0.2	$2.4
Long-term portion	—	1.7	1.7
	$2.2	$1.9	$4.1
The long-term portion of the restructuring liabilities is recorded by measuring the remaining payments at present value using an effective interest rate of 6.0%, and the Company recorded interest expense over time to arrive at the total face value of the remaining payments.
The restructuring charges included employee termination benefits, facilities and other charges primarily associated with system transformation to streamline corporate functions into QNX and Secure Communications.
Total charges incurred for the three and six months ended August 31, 2026 were $2.7 million and $3.0 million, respectively, recorded within General and administrative on the Consolidated Statements of Operations (three and six months ended August 31, 2025 - $3.4 million and $6.3 million).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

4.    INCOME TAXES
For the six months ended August 31, 2026, the Company’s net effective income tax expense rate was approximately 18% compared to a net effective income tax expense rate of 17% for the six months ended August 31, 2025. The Company’s income tax rate reflects the change in unrecognized income tax benefit, if any, and the fact that the Company has a significant valuation allowance against its deferred income tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, is offset by a corresponding adjustment of the valuation allowance. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
The Company records a valuation allowance to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company assesses the need for a valuation allowance on its deferred tax assets each reporting period. In assessing the realizability of deferred tax assets, the Company considers both positive and negative evidence, to determine whether, based upon the weight of that evidence, it is more likely than not that the Company’s deferred tax assets will not be realized and a valuation allowance is required. This assessment involves significant judgment, particularly with respect to the relative impact of such evidence. All available evidence, both positive and negative, that may affect the realization of deferred tax assets must be identified and considered in determining the appropriate amount of the valuation allowance. The Company has recently generated cumulative pre-tax income in certain jurisdictions and continues to evaluate whether sufficient positive evidence exists to support the realization of its deferred tax assets. This evaluation is performed on a jurisdiction-by-jurisdiction basis, and the conclusions reached may vary based on the sustainability of earnings in each jurisdiction. Based on recent operating profits and current forecasts, it is reasonably possible that the Company’s assessment of the realizability of its deferred tax assets may change in a future period, including within the current fiscal year, as additional positive evidence becomes available in relation to the realizability of deferred tax assets. Such a change could result in the release of a significant portion of the Company’s valuation allowance of $1,512.8 million in Canada and the United States, which could have a material impact on income tax expense in the period of release.
The Company’s total unrecognized income tax benefits as at August 31, 2026 were $19.8 million (February 28, 2026 - $19.7 million). As at August 31, 2026, $19.7 million of the unrecognized income tax benefits have been netted against deferred income tax assets and $0.1 million has been recorded within income taxes payable on the Company’s consolidated balance sheets.
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
The Notes are due on February 15, 2029 unless earlier converted, redeemed, or repurchased. Each $1,000 principal amount of the Notes is convertible into 257.5826 common shares of the Company based on the initial conversion rate, for a total of 51.5 million common shares at a price of $3.88 per share, subject to adjustments. Covenants associated with the Notes include general corporate maintenance, existence and reporting requirements. The Notes bear interest at a rate of 3.00% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2024.
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
The closing price of the Company’s common shares exceeded 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on June 30, 2026, permitting holders to convert their Notes for a period beginning July 1, 2026 and ending September 30, 2026. No holders converted their Notes during the three months ended August 31, 2026. Subsequent to the end of the quarter the contingent condition was again satisfied on September 16, 2026. Accordingly, the Notes will continue to be eligible for conversion, at the option of the holders, from October 1, 2026 through December 31, 2026.
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
The following table summarizes the change in the Notes for the six months ended August 31, 2026:

Carrying Amount
Balance as at February 28, 2026	$196.5
Amortization of debt issuance costs	0.6
Balance as at August 31, 2026	$197.1
The Company’s estimate of the fair value of the Notes as at August 31, 2026 is $450.3 million (February 28, 2026 - $241.7 million).
For the three and six months ended August 31, 2026, the Company recorded interest expense related to the Notes of $1.5 million and $3.0 million, respectively, which has been included in investment income, net on the Company’s consolidated statements of operations (three and six months ended August 31, 2025 - $1.5 million and $3.0 million, respectively).
6.    CAPITAL STOCK
The following details the changes in issued and outstanding common shares for the six months ended August 31, 2026:

	Capital Stock and Additional Paid-in Capital
	Stock Outstanding (000s)	Amount
Common shares outstanding as at February 28, 2026	587,431	$2,924.4
Common shares issued for restricted share unit settlements	1,788	—
Stock-based compensation	—	14.0
Common shares issued for employee share purchase plan	400	1.3
Share repurchase	(2,587)	(12.9)
Common shares outstanding as at August 31, 2026	587,032	$2,926.8
The Company had 587 million voting common shares outstanding, 18.9 million restricted share units (“RSUs”) and 1.9 million deferred share units (“DSUs”) outstanding as at September 21, 2026. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes as described in Note 5.
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
During the six months ended August 31, 2026, the Company repurchased 2.6 million common shares, at a cost of $10.0 million. All shares were repurchased under the 2025 NCIB share buyback program. The Company recorded a reduction of $12.9 million to capital stock and the amount paid below the per share paid-in capital of the common shares of $2.9 million was recorded to deficit. All common shares repurchased by the Company pursuant to the 2025 NCIB share buyback program have been canceled.
7.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Net income for basic and diluted earnings per share available to common shareholders	$33.9	$13.3	$42.4	$15.2
Add: Interest and amortization of debt issuance cost (2)	1.8	—	3.6	$—
Adjusted income for diluted earnings per share available to common shareholders	$35.7	$13.3	$46.0	$15.2

Weighted average number of shares outstanding (000’s) - basic	586,627	592,938	586,684	594,624
Effect of dilutive securities (000’s)
Stock-based compensation (1)	11,482	4,431	9,311	4,073
Conversion of the Notes (2) (3)	51,546	—	51,546	—
Weighted average number of shares and assumed conversions (000’s) diluted	649,655	597,369	647,541	598,697

Earnings per share - reported
Basic	$0.06	$0.02	$0.07	$0.03
Diluted	$0.05	$0.02	$0.07	$0.03
______________________________
(1) The Company has presented the dilutive effect of in-the-money options and RSUs that will be settled upon vesting by the issuance of new common shares in the calculation of diluted earnings per share for the three and six months ended August 31, 2026 and August 31, 2025.
(2) The Company has presented the dilutive effect of the Notes using the if-converted method in the calculation of diluted earnings per share for the three and six months ended August 31, 2026. Under the if-converted method, interest expense, including amortization of debt issuance costs, net of applicable tax effects, is added back to net income and the weighted-average shares issuable upon conversion are included in diluted weighted-average shares outstanding. See Note 5 for details on the Notes.
(3) The Company has not presented the dilutive effect of the Notes using the if-converted method in the calculation of diluted earnings per share for the three and six months ended August 31, 2025, as to do so would be antidilutive. See Note 5 for details on the Notes.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in AOCL by component, net of tax, for the three and six months ended August 31, 2026 and August 31, 2025 were as follows:

	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Available-for-Sale Debt Securities
Balance, beginning of period	$(0.1)	$—	$—	$—
Other comprehensive loss before reclassification	—	—	(0.1)	—
Accumulated net unrealized loss on available-for-sale debt securities	$(0.1)	$—	$(0.1)	$—
Cash Flow Hedges
Balance, beginning of period	$(0.2)	$0.5	$0.3	$(1.9)
Other comprehensive income (loss) before reclassification	(0.3)	(0.1)	(0.8)	1.9
Amounts reclassified from AOCL into net income	0.4	(0.1)	0.4	0.3
Accumulated net unrealized income (loss) on derivative instruments designated as cash flow hedges	$(0.1)	$0.3	$(0.1)	$0.3
Foreign Currency Cumulative Translation Adjustment
Balance, beginning of period	$(11.9)	$(12.7)	$(10.9)	$(16.7)
Other comprehensive income (loss)	(0.6)	1.0	(1.6)	5.0
Foreign currency cumulative translation adjustment	$(12.5)	$(11.7)	$(12.5)	$(11.7)
Other Post-Employment Benefit Obligations
Actuarial losses associated with other post-employment benefit obligations	$(0.6)	$(0.6)	$(0.6)	$(0.6)
Accumulated Other Comprehensive Loss, End of Period	$(13.3)	$(12.0)	$(13.3)	$(12.0)

9.    COMMITMENTS AND CONTINGENCIES
(a)Letters of Credit
The Company had $14.1 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business as of August 31, 2026. The Company has posted a performance bond as collateral to support a government contract for the term of the agreement. See the discussion of restricted cash equivalents in Note 2.
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
As of August 31, 2026, there are no material claims for which the Company has assessed the potential loss as both probable to result and reasonably estimable; therefore, no accrual has been made. Further, there are claims outstanding for which the Company has assessed the potential loss as reasonably possible to result; however, an estimate of the amount of loss cannot reasonably be made. There are many reasons that the Company cannot make these assessments, including, among others, one or more of the following: the early stages of a proceeding does not require the claimant to specifically identify the patent claims that have allegedly been infringed or the products that are alleged to infringe; damages sought are unspecified, unsupportable, unexplained or uncertain; discovery has not been started or is incomplete; the facts that are in dispute are highly complex; the difficulty of assessing novel claims; the parties have not engaged in any meaningful settlement discussions; the possibility that other parties may share in any ultimate liability; and the often slow pace of litigation.
The Company has included the following summaries of certain of its legal proceedings though they do not meet the test for accrual described above.
Between October and December 2013, several purported class action lawsuits were filed against the Company and certain of its former officers in various jurisdictions in Canada alleging that certain of the Company’s financial statements contain material misstatements. On July 23, 2014, the plaintiff in the putative Ontario class action (Swisscanto Fondsleitung AG v. BlackBerry Limited, et al.) filed a motion for class certification and for leave to pursue statutory misrepresentation claims. On November 17, 2015, the Ontario Superior Court of Justice issued an order granting the plaintiffs’ motion for leave to file a statutory claim for misrepresentation. On December 2, 2015, the Company filed a notice of motion seeking leave to appeal this ruling. On November 15, 2018, the Court denied the Company’s motion for leave to appeal the order granting the plaintiffs leave to file a statutory claim for misrepresentation. On February 5, 2019, the Court entered an order certifying a class comprised persons (a) who purchased BlackBerry common shares between March 28, 2013, and September 20, 2013, and still held at least some of those shares as of September 20, 2013, and (b) who acquired those shares on a Canadian stock exchange or acquired those shares on any other stock exchange and were a resident of Canada when the shares were acquired. Notice of class certification was published on March 6, 2019. The Company filed its Statement of Defence on April 1, 2019. A mediation took place on April 21 and 22, 2026, during which no settlement was reached. A pretrial conference was held on September 16, 2026. Trial is set for January 11, 2027.
Other contingencies
As at August 31, 2026, the Company has recognized $28.6 million (February 28, 2026 - $28.6 million) in funds from claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its SIF. A portion of this amount may be repayable in the future under certain circumstances if certain terms and conditions are not met by the Company, which is not probable at this time.
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
Segment Disclosures
The Company is organized and managed as three operating segments: QNX, Secure Communications, and Licensing.
The following tables show information by reportable operating segment for the three and six months ended August 31, 2026 and August 31, 2025:

	For the Three Months Ended
	QNX		Secure Communications		Licensing		Segment Totals
	August 31,		August 31,		August 31,		August 31,
	2026	2025	2026	2025	2026	2025	2026	2025
Segment revenue	$80.3	$63.1	$60.9	$59.9	$22.1	$6.6	$163.3	$129.6
Segment cost of sales	10.6	10.7	23.5	20.2	1.5	1.5
Segment adjusted gross margin (1)	$69.7	$52.4	$37.4	$39.7	$20.6	$5.1	$127.7	$97.2

	For the Six Months Ended
	QNX		Secure Communications		Licensing		Segment Totals
	August 31,		August 31,		August 31,		August 31,
	2026	2025	2026	2025	2026	2025	2026	2025
Segment revenue	$152.6	$120.6	$134.5	$119.4	$29.1	$11.3	$316.2	$251.3
Segment cost of sales	21.0	21.9	44.3	38.3	3.0	3.1
Segment adjusted gross margin (1)	$131.6	$98.7	$90.2	$81.1	$26.1	$8.2	$247.9	$188.0
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

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

The following table reconciles total segment adjusted gross margin for the three and six months ended August 31, 2026 and August 31, 2025 to the Company’s consolidated totals:

	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Total segment adjusted gross margin	$127.7	$97.2	$247.9	$188.0
Adjustments (1):
Less: Stock compensation	0.6	0.6	1.1	1.1
Less:
Research & development	33.2	25.6	66.2	50.6
Sales and marketing	25.3	24.4	54.8	53.1
General and administrative	31.8	31.5	71.1	62.0
Amortization	2.5	3.1	5.0	7.1
Impairment of long-lived assets	0.7	0.5	0.8	0.6
Add:
Investment income, net	1.6	1.9	2.7	4.8
Consolidated income before income tax	$35.2	$13.4	$51.6	$18.3
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
The Company’s revenue, classified by major geographic region in which the Company’s customers are located, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
North America (1)	$72.6	$62.3	$146.4	$117.1
Europe, Middle East and Africa	58.3	39.9	102.8	82.4
Other regions	32.4	27.4	67.0	51.8
Total	$163.3	$129.6	$316.2	$251.3

North America (1)	44.5%	48.1%	46.3%	46.6%
Europe, Middle East and Africa	35.7%	30.8%	32.5%	32.8%
Other regions	19.8%	21.1%	21.2%	20.6%
Total	100.0%	100.0%	100.0%	100.0%
______________________________
(1) North America includes all revenue from Licensing, due to the global applicability of the patent portfolio and licensing arrangements thereof.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Revenue, classified by timing of recognition, was as follows:

	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Products and services transferred over time	$59.2	$60.2	$115.8	$118.7
Products and services transferred at a point in time	104.1	69.4	200.4	132.6
Total	$163.3	$129.6	$316.2	$251.3
Revenue contract balances
The following table sets forth the activity in the Company’s revenue contract balances for the six months ended August 31, 2026:

	Accounts Receivable	Deferred Revenue	Deferred Commissions
Opening balance as at February 28, 2026	$202.6	$152.6	$14.3
Increases due to invoicing of new or existing contracts, associated contract acquisition costs, or other	282.8	260.3	7.6
Decrease due to payment, fulfillment of performance obligations, or other	(276.9)	(284.5)	(9.1)
Increase (decrease), net	5.9	(24.2)	(1.5)
Closing balance as at August 31, 2026	$208.5	$128.4	$12.8

Current portion	$141.0	$116.6	$6.6
Long-term portion	67.5	11.8	6.2
	$208.5	$128.4	$12.8
Transaction price allocated to the remaining performance obligations
The table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as at August 31, 2026 and the time frame in which the Company expects to recognize this revenue. The disclosure includes estimates of variable consideration, except when the variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
The disclosure excludes estimates of variable consideration relating to future royalty revenues from the sale of certain non-core patent assets to Malikie Innovations Limited in May 2023, which have been constrained based on the Company’s accounting policies and critical accounting estimates.

	As at August 31, 2026
	Less than 12 Months	12 to 24 Months	Thereafter	Total
Remaining performance obligations	$116.6	$3.4	$8.4	$128.4
Revenue recognized for performance obligations satisfied in prior periods
For the three and six months ended August 31, 2026, revenue of $2.3 million and $2.8 million, respectively, was recognized relating to performance obligations satisfied in a prior period (three and six months ended August 31, 2025 - nil).
Information About Major Customers
There were two customers that each comprised 10% of the Company’s revenue during the three months ended August 31, 2026. There were no customers that comprised more than 10% of the Company’s revenue during the six months ended August 31, 2026. (three and six months ended August 31, 2025 - no customer that comprised more than 10% of the Company’s revenue and one customer that comprised 11% of the Company’s revenue).

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

11.    CASH FLOW AND ADDITIONAL INFORMATION
(a)    The following table sets forth the supplemental cash flow information for the three and six months ended August 31, 2026 and August 31, 2025:

	Three Months Ended		Six Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Interest paid during the period	$1.5	$1.5	$3.0	$3.0
Income taxes paid during the period	14.0	16.4	15.7	18.1
Income tax refunds received during the period	4.5	0.2	4.7	0.2
Property, plant and equipment included in accounts payable and accrued liabilities	0.2	—	0.4	—
Intangibles included in accounts payable and accrued liabilities	0.5	—	0.5	—
Sale of long-term investment included in other receivables	2.3	—	2.3	—
(b)    Additional Information
Foreign exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2027 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Other expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2026, approximately 10% of cash and cash equivalents, 44% of accounts receivable and 71% of accounts payable were denominated in foreign currencies (February 28, 2026 – 15%, 22% and 46%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes.
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
Credit risk
The Company is exposed to market and credit risk on its investment portfolio. The Company is also exposed to credit risk with customers, as described in Note 3. The Company reduces this risk from its investment portfolio by investing in liquid, investment-grade securities and by limiting exposure to any one entity or group of related entities. As at August 31, 2026, no single issuer represented more than 19% of the total cash, cash equivalents and investments (February 28, 2026 - no single issuer represented more than 34% of the total cash, cash equivalents and investments), with the largest such issuer representing bearer deposits, term deposits and cash balances with one of the Company’s banking counterparties.

BlackBerry Limited
Notes to the Consolidated Financial Statements
In millions of United States dollars, except share and per share data, and except as otherwise indicated (unaudited)

Liquidity risk
Cash, cash equivalents, and investments were $447.1 million as at August 31, 2026. The Company holds certain equity investments in privately-held companies that are illiquid securities without a public market and, as such, they cannot be readily sold or exchanged for cash. The Company may not be able to sell these shares at desired times or prices, which could negatively impact its financial condition and results of operations.
The Company’s management remains focused on efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating activities, are sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited interim consolidated financial statements and the accompanying notes (the “Consolidated Financial Statements”) of BlackBerry Limited for the three and six months ended August 31, 2026, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the Company’s audited consolidated financial statements and accompanying notes and MD&A for the fiscal year ended February 28, 2026 (the “Annual MD&A”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2026 (the “Annual Report”). The Consolidated Financial Statements are presented in U.S. dollars and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All financial information in this MD&A is presented in U.S. dollars, unless otherwise indicated.
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
•the Company’s expectations with respect to its total and segment revenue and adjusted EBITDA, non-GAAP EPS and operating cash flow in the third quarter of fiscal 2027 and for fiscal 2027 as a whole;
•the Company’s estimates of purchase obligations and other contractual commitments; and
•the Company’s expectations with respect to the sufficiency of its financial resources.
The words “expect”, “anticipate”, “estimate”, “may”, “will”, “should”, “could”, “intend”, “believe”, “target”, “plan” and similar expressions are intended to identify forward-looking statements in this MD&A, including in the sections entitled “Business Overview”, “Business Overview - Products and Services”, “Results of Operations - Three months ended August 31, 2026 compared to the three months ended August 31, 2025 - Revenue - Revenue by Segment”, “Results of Operations - Three months ended August 31, 2026 compared to the three months ended August 31, 2025 - Revenue - Adjusted Gross Margin and Adjusted EBITDA by Segment”, “Results of Operations - Three months ended August 31, 2026 compared to the three months ended August 31, 2025 - Net Income” and “Financial Condition - Contractual and Other Obligations”. Forward-looking statements are based on estimates and assumptions made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors that the Company believes are appropriate in the circumstances, including but not limited to, the Company’s expectations regarding its business, strategy, opportunities and prospects, the launch of new products and services, general economic conditions, competition, and the Company’s expectations regarding its financial performance. Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risk factors discussed in Part I, Item 1A “Risk Factors” in the Annual Report.
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
QNX and Vector Informatik GmbH recently introduced Alloy Kore, a foundational vehicle software platform designed to simplify and accelerate the development of software-defined vehicles. Alloy Kore integrates QNX’s safety-certified RTOS and virtualization capabilities and Vector’s safe middleware modules to deliver a lightweight, scalable foundation for deploying applications across vehicle domains. The Company believes that Alloy Kore has the potential to expand average selling prices by multiples on a per-vehicle basis and drive meaningful backlog growth. Subsequent to the end of the quarter, the Company announced an Alloy Kore design win with Coretura, the commercial vehicle software joint venture between Volvo Group and Daimler Truck. The design win is the largest in QNX history and added more than $100 million to the QNX royalty backlog.
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
Recent Developments
The Company has continued to execute on its strategy in fiscal 2027 and announced the following significant achievements during the most recent quarter:
•QNX and Vector Informatik secured the first Alloy Kore design win, the largest design win in QNX history, with Coretura, the commercial vehicle software joint venture between Volvo Group and Daimler Truck, adding more than $100 million to the QNX royalty backlog;
•Announced that Momenta and XHEART selected QNX OS for Safety, built on SDP 8.0, as the foundation for a production-ready Physical AI-defined autonomous-driving platform certified to ISO 26262 ASIL D;
•QNX added support for the Hailo-8 AI Accelerator on SDP 8.0, expanding its Physical AI ecosystem; benchmark testing demonstrated up to 14x greater performance consistency than the real-time Linux environment tested;
•BlackBerry® SecuSUITE® renewed its NIAP Common Criteria certification, reinforcing its sovereign-grade security credentials and position in government and mission-critical communications; and
•BlackBerry® AtHoc® added Microsoft Teams and Entra ID integrations, strengthening mission-critical response and operational resilience for enterprise and government customers.

Second Quarter Fiscal 2027 Summary Results of Operations
The following table sets forth certain consolidated statements of operations data for the quarter ended August 31, 2026 compared to the quarter ended August 31, 2025 under U.S. GAAP:

	For the Three Months Ended (in millions, except for share and per share amounts)
	August 31, 2026	August 31, 2025	Change
Revenue	$163.3	$129.6	$33.7
Gross margin	127.1	96.6	30.5
Operating expenses	93.5	85.1	8.4
Investment income, net	1.6	1.9	(0.3)
Income before income taxes	35.2	13.4	21.8
Provision for income taxes	1.3	0.1	1.2
Net income	$33.9	$13.3	$20.6
Earnings per share - reported
Basic	$0.06	$0.02
Diluted	$0.05	$0.02

Weighted-average number of shares outstanding (000’s)
Basic	586,627	592,938
Diluted (1)	649,655	597,369
______________________________
(1)Diluted earnings per share on a U.S. GAAP basis for the second quarter of fiscal 2027 includes the dilutive effect of the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”). Diluted earnings per share on a U.S. GAAP basis for the second quarter of fiscal 2027 and fiscal 2026 includes the dilutive effect of stock-based compensation. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.
The following tables show information by operating segments for the three and six months ended August 31, 2026 and August 31, 2025. The Company reports segment information in accordance with U.S. GAAP, pursuant to the Financial Accounting Standards Board’s Accounting Standard Codification Topic 280, Segment Reporting, based on the “management” approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance of the Company’s reportable operating segments. The measure of segment profit or loss disclosed by the Company in the Consolidated Financial Statements under the “management” approach in reviewing the results of the Company’s operating segments is segment adjusted gross margin. Additionally, the following tables include the additional measures of segment profit or loss used by the CODM which is segment adjusted EBITDA, a non-GAAP financial measure, which excludes amounts related to investment income, taxes, amortization, restructuring charges, stock compensation expenses and long-lived asset impairment charge. For the three and six months ended August 31, 2026, the Company presented segment adjusted EBITDA results excluding amortization in segment research and development, segment sales and marketing and segment general and administrative to align to the operating expense presentation on the Consolidated Statement of Operations. For purposes of comparability, the Company’s segment adjusted EBITDA for the three and six months ended August 31, 2025 has been updated to conform to the current year’s presentation. See Note 10 to the Consolidated Financial Statements for a description of the Company’s operating segments.

	For the Three Months Ended
	(in millions)
	QNX			Secure Communications			Licensing
	August 31,		Change	August 31,		Change	August 31,		Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$80.3	$63.1	$17.2	$60.9	$59.9	$1.0	$22.1	$6.6	$15.5
Segment cost of sales	10.6	10.7	(0.1)	23.5	20.2	3.3	1.5	1.5	—
Segment adjusted gross margin	$69.7	$52.4	$17.3	$37.4	$39.7	$(2.3)	$20.6	$5.1	$15.5
Segment research and development	19.6	13.0	6.6	11.8	11.0	0.8	—	—	—
Segment sales and marketing	12.4	10.7	1.7	11.1	12.1	(1.0)	—	—	—
Segment general and administrative	8.7	8.2	0.5	6.6	6.9	(0.3)	2.1	0.9	1.2
Less amortization included in segment cost of sales	—	—	—	0.1	—	0.1	1.5	1.4	0.1
Segment adjusted EBITDA (1)	$29.0	$20.5	$8.5	$8.0	$9.7	$(1.7)	$20.0	$5.6	$14.4

	For the Six Months Ended
	(in millions)
	QNX			Secure Communications			Licensing
	August 31,		Change	August 31,		Change	August 31,		Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$152.6	$120.6	$32.0	$134.5	$119.4	$15.1	$29.1	$11.3	$17.8
Segment cost of sales	21.0	21.9	(0.9)	44.3	38.3	6.0	3.0	3.1	(0.1)
Segment adjusted gross margin	$131.6	$98.7	$32.9	$90.2	$81.1	$9.1	$26.1	$8.2	$17.9
Segment research and development	38.5	25.3	13.2	24.4	22.2	2.2	—	—	—
Segment sales and marketing	28.0	23.9	4.1	23.4	25.7	(2.3)	—	—	—
Segment general and administrative	16.8	16.3	0.5	14.4	14.0	0.4	2.9	1.8	1.1
Less amortization included in segment cost of sales	—	—	—	0.2	0.1	0.1	3.0	3.0	—
Segment adjusted EBITDA (1)	$48.3	$33.2	$15.1	$28.2	$19.3	$8.9	$26.2	$9.4	$16.8
_____________________________
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
Financial Highlights
The Company had approximately $447.1 million in cash, cash equivalents and investments as of August 31, 2026 (February 28, 2026 - $432.4 million).
In the second quarter of fiscal 2027, the Company recognized revenue of $163.3 million and net income of $33.9 million, or $0.06 basic earnings per share and $0.05 diluted earnings per share, on a U.S. GAAP basis (second quarter of fiscal 2026 - revenue of $129.6 million and net income of $13.3 million, or $0.02 basic and diluted earnings per share).
The Company recognized adjusted net income of $43.2 million, and adjusted basic earnings per share of $0.07, on a non-GAAP basis in the second quarter of fiscal 2027 (second quarter of fiscal 2026 - adjusted net income of $24.2 million and adjusted basic earnings per share of $0.04). See “Non-GAAP Financial Measures” below.
Non-GAAP Financial Measures
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, and information contained in this MD&A is presented on that basis. On September 24, 2026, the Company announced financial results for the three and six months ended August 31, 2026, which included certain non-GAAP financial measures and non-GAAP ratios, including adjusted gross margin, adjusted gross margin percentage, adjusted operating expenses, adjusted net income, adjusted basic earnings per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income, adjusted EBITDA, segment adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage and free cash flow (usage). These non-GAAP financial measures and non-GAAP ratios do not have any standardized meaning as prescribed by U.S. GAAP and are therefore unlikely to be comparable to similar measures presented by other companies.
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
•Deferred share units revaluation adjustment. The Company measures its deferred share units (“DSUs”) at fair value as liability-classified awards in accordance with U.S. GAAP. Each period, the fair value of the DSUs is remeasured and the resulting gain and loss from the change in fair value of these liability-classified awards is recognized in income. The amount varies each period depending on changes in the Company’s share price, which is influenced by market factors in addition to Company performance. This is not indicative of the Company’s core operating performance and may not be meaningful when comparing the Company’s operating performance against that of prior periods.
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

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the three months ended August 31, 2026 and August 31, 2025
Readers are cautioned that adjusted gross margin, adjusted gross margin percentage, adjusted operating expenses, adjusted net income, adjusted basic earnings per share, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, adjusted amortization expense, adjusted operating income, adjusted EBITDA, segment adjusted EBITDA, adjusted operating income margin percentage, adjusted EBITDA margin percentage and free cash flow (usage) and similar measures do not have any standardized meaning prescribed by U.S. GAAP and are therefore unlikely to be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be considered in the context of the U.S. GAAP results, which are described in this MD&A and presented in the Consolidated Financial Statements.
A reconciliation of the most directly comparable U.S. GAAP gross margin and gross margin percentage for the three months ended August 31, 2026 and August 31, 2025 to both adjusted gross margin and adjusted gross margin percentage is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2026	August 31, 2025
Gross margin	$127.1	$96.6
Stock compensation expenses	0.6	0.6
Adjusted gross margin	$127.7	$97.2

Gross margin %	77.8%	74.5%
Stock compensation expenses	0.4%	0.5%
Adjusted gross margin %	78.2%	75.0%
Reconciliation of U.S. GAAP operating expenses for the three months ended August 31, 2026 and August 31, 2025 to adjusted operating expenses is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2026	August 31, 2025
Operating expenses	$93.5	$85.1
Restructuring charges	2.7	3.4
Stock compensation expenses	6.9	5.3
Acquired intangibles amortization	—	1.1
LLA impairment charge	0.7	0.5
Deferred share units revaluation adjustment	(1.6)	—
Adjusted operating expenses	$84.8	$74.8

Reconciliation of U.S. GAAP net income and U.S. GAAP basic earnings per share for the three months ended August 31, 2026 and August 31, 2025 to adjusted net income and adjusted basic earnings per share is reflected in the table below:

For the Three Months Ended (in millions, except per share amounts)	August 31, 2026		August 31, 2025
		Basic earnings per share		Basic earnings per share
Net income	$33.9	$0.06	$13.3	$0.02
Restructuring charges	2.7		3.4
Stock compensation expenses	7.5		5.9
Acquired intangibles amortization	—		1.1
LLA impairment charge	0.7		0.5
Deferred share units revaluation adjustment	(1.6)		—
Adjusted net income	$43.2	$0.07	$24.2	$0.04
Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the three months ended August 31, 2026 and August 31, 2025 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2026	August 31, 2025
Research and development	$33.2	$25.6
Stock compensation expenses	1.6	1.4
Adjusted research and development expense	$31.6	$24.2

Sales and marketing	$25.3	$24.4
Stock compensation expenses	1.4	1.3
Adjusted sales and marketing expense	$23.9	$23.1

General and administrative	$31.8	$31.5
Restructuring charges	2.7	3.4
Stock compensation expenses	3.9	2.6
Deferred share units revaluation adjustment	(1.6)	—
Adjusted general and administrative expense	$26.8	$25.5

Amortization	$2.5	$3.1
Acquired intangibles amortization	—	1.1
Adjusted amortization expense	$2.5	$2.0

Reconciliation of U.S. GAAP operating income to adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the three months ended August 31, 2026 and August 31, 2025 is reflected in the table below.

For the Three Months Ended (in millions)	August 31, 2026	August 31, 2025
Operating income	$33.6	$11.5
Non-GAAP adjustments to operating income
Restructuring charges	2.7	3.4
Stock compensation expenses	7.5	5.9
Acquired intangibles amortization	—	1.1
LLA impairment charge	0.7	0.5
Deferred share units revaluation adjustment	(1.6)	—
Total non-GAAP adjustments to operating income	9.3	10.9
Adjusted operating income	42.9	22.4
Amortization	4.1	4.6
Acquired intangibles amortization	—	(1.1)
Adjusted EBITDA	$47.0	$25.9

Revenue	$163.3	$129.6
Adjusted operating income margin % (1)	26%	17%
Adjusted EBITDA margin % (2)	29%	20%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The CODM also uses segment adjusted EBITDA, which is a non-GAAP measure including segment expenses that exclude amounts related to investment income, taxes, amortization, restructuring charges, stock compensation expenses and long-lived asset impairment. The following table reconciles the U.S. GAAP measures of segment profit or loss disclosed by the Company in the Consolidated Financial Statements from segment adjusted gross margin to segment adjusted EBITDA for the three months ended August 31, 2026 and August 31, 2025.

	For the Three Months Ended
	(in millions)
	QNX		Secure Communications		Licensing
	August 31,		August 31,		August 31,
	2026	2025	2026	2025	2026	2025
Segment adjusted gross margin	$69.7	$52.4	$37.4	$39.7	$20.6	$5.1
Segment research and development	19.6	13.0	11.8	11.0	—	—
Segment sales and marketing	12.4	10.7	11.1	12.1	—	—
Segment general and administrative	8.7	8.2	6.6	6.9	2.1	0.9
Less amortization included in segment cost of sales	—	—	0.1	—	1.5	1.4
Segment adjusted EBITDA	$29.0	$20.5	$8.0	$9.7	$20.0	$5.6

Reconciliation of non-GAAP based measures with most directly comparable U.S. GAAP based measures for the six months ended August 31, 2026 and August 31, 2025.
A reconciliation of the most directly comparable U.S. GAAP gross margin and gross margin percentage for the six months ended August 31, 2026 and August 31, 2025 to both adjusted gross margin and adjusted gross margin percentage is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2026	August 31, 2025
Gross margin	$246.8	$186.9
Stock compensation expenses	1.1	1.1
Adjusted gross margin	$247.9	$188.0

Gross margin %	78.1%	74.4%
Stock compensation expenses	0.3%	0.4%
Adjusted gross margin %	78.4%	74.8%

Reconciliation of U.S. GAAP operating expenses for the six months ended August 31, 2026 and August 31, 2025 to adjusted operating expenses is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2026	August 31, 2025
Operating expenses	$197.9	$173.4
Restructuring charges	3.0	6.3
Stock compensation expenses	12.9	10.5
Acquired intangibles amortization	—	2.8
LLA impairment charge	0.8	0.6
Deferred share units revaluation adjustment	8.4	(1.5)
Adjusted operating expenses	$172.8	$154.7
Reconciliation of U.S. GAAP net income and U.S. GAAP basic earnings per share for the six months ended August 31, 2026 and August 31, 2025 to adjusted net income and adjusted basic earnings per share is reflected in the table below:

For the Six Months Ended (in millions, except per share amounts)	August 31, 2026		August 31, 2025
		Basic earnings per share		Basic earnings per share
Net income	$42.4	$0.07	$15.2	$0.03
Restructuring charges	3.0		6.3
Stock compensation expenses	14.0		11.6
Acquired intangibles amortization	—		2.8
LLA impairment charge	0.8		0.6
Deferred share units revaluation adjustment	8.4		(1.5)
Adjusted net income	$68.6	$0.12	$35.0	$0.06

Reconciliation of U.S. GAAP research and development, sales and marketing, general and administrative, and amortization expense for the six months ended August 31, 2026 and August 31, 2025 to adjusted research and development, sales and marketing, general and administrative, and amortization expense is reflected in the table below:

For the Six Months Ended (in millions)	August 31, 2026	August 31, 2025
Research and development	$66.2	$50.6
Stock compensation expenses	3.1	2.7
Adjusted research and development expense	$63.1	$47.9

Sales and marketing	$54.8	$53.1
Stock compensation expenses	2.5	2.7
Adjusted sales and marketing expense	$52.3	$50.4

General and administrative	$71.1	$62.0
Restructuring charges	3.0	6.3
Stock compensation expenses	7.3	5.1
Deferred share units revaluation adjustment	8.4	(1.5)
Adjusted general and administrative expense	$52.4	$52.1

Amortization	$5.0	$7.1
Acquired intangibles amortization	—	2.8
Adjusted amortization expense	$5.0	$4.3
Reconciliation of U.S. GAAP operating income to adjusted operating income, adjusted EBITDA, adjusted operating income margin percentage and adjusted EBITDA margin percentage for the six months ended August 31, 2026 and August 31, 2025 are reflected in the table below.

For the Six Months Ended (in millions)	August 31, 2026	August 31, 2025
Operating income	$48.9	$13.5
Non-GAAP adjustments to operating income
Restructuring charges	3.0	6.3
Stock compensation expense	14.0	11.6
Acquired intangibles amortization	—	2.8
LLA impairment charge	0.8	0.6
Deferred share units revaluation adjustment	8.4	(1.5)
Total non-GAAP adjustments to operating income	26.2	19.8
Adjusted operating income	75.1	33.3
Amortization	8.2	10.3
Acquired intangibles amortization	—	(2.8)
Adjusted EBITDA	$83.3	$40.8

Revenue	$316.2	$251.3
Adjusted operating income margin % (1)	24%	13%
Adjusted EBITDA margin % (2)	26%	16%
______________________________
(1) Adjusted operating income margin % is calculated by dividing adjusted operating income by revenue.
(2) Adjusted EBITDA margin % is calculated by dividing adjusted EBITDA by revenue.

The CODM also uses segment adjusted EBITDA, which is a non-GAAP measure including segment expenses that exclude amounts related to investment income, taxes, amortization, restructuring charges, stock compensation expenses and long-lived asset impairment. The following table reconciles the U.S. GAAP measures of segment profit or loss disclosed by the Company in the Consolidated Financial Statements from segment adjusted gross margin to segment adjusted EBITDA for the six months ended August 31, 2026 and August 31, 2025.

	For the Six Months Ended
	(in millions)
	QNX		Secure Communications		Licensing
	August 31,		August 31,		August 31,
	2026	2025	2026	2025	2026	2025
Segment adjusted gross margin	$131.6	$98.7	$90.2	$81.1	$26.1	$8.2
Segment research and development	38.5	25.3	24.4	22.2	—	—
Segment sales and marketing	28.0	23.9	23.4	25.7	—	—
Segment general and administrative	16.8	16.3	14.4	14.0	2.9	1.8
Less amortization included in segment cost of sales	—	—	0.2	0.1	3.0	3.0
Segment adjusted EBITDA	$48.3	$33.2	$28.2	$19.3	$26.2	$9.4
Free cash flow (usage)
The Company uses free cash flow (usage) when assessing its sources of liquidity, capital resources, and quality of earnings. The Company defines free cash flow (usage) as net cash provided by (used in) operating activities less acquisitions of property, plant and equipment. The Company believes that free cash flow (usage) is helpful in understanding the Company’s capital requirements and provides an additional means to reflect the cash flow (usage) trends in the Company’s business.
Reconciliation of U.S. GAAP net cash provided by (used in) operating activities for the three and six months ended August 31, 2026 and August 31, 2025 to free cash flow (usage) is reflected in the table below:

For the Three Months Ended (in millions)	August 31, 2026	August 31, 2025
Net cash provided by operating activities	$29.3	$3.4
Acquisition of property, plant and equipment	(1.2)	(0.8)
Free cash flow	$28.1	$2.6

For the Six Months Ended (in millions)	August 31, 2026	August 31, 2025
Net cash provided by (used in) operating activities	$33.9	$(14.1)
Acquisition of property, plant and equipment	(4.1)	(1.7)
Free cash flow (usage)	$29.8	$(15.8)
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
Comparative breakdowns of certain key metrics for the three months ended or as at August 31, 2026 and August 31, 2025 are set forth below.

For the Three Months Ended (in millions)	August 31, 2026	August 31, 2025	Change
Secure Communications Annual Recurring Revenue	$221	$213	$8
Secure Communications Dollar-Based Net Retention Rate	91%	93%	(2%)

Secure Communications Annual Recurring Revenue
The Company defines ARR as the annualized value of all subscription, term, maintenance, services, and royalty contracts that generate recurring revenue as of the end of the reporting period. The Company uses ARR as an indicator of business momentum for the Secure Communications business.
Secure Communications ARR was approximately $221 million as at August 31, 2026 and increased by $1 million sequentially compared to $220 million as at May 31, 2026 and increased by $8 million year-over-year compared to $213 million as at August 31, 2025.
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
Secure Communications DBNRR was 91% as at August 31, 2026 and decreased by 1% sequentially compared to 92% as at May 31, 2026 and 2% year-over-year compared to 93% as at August 31, 2025.
Results of Operations - Three months ended August 31, 2026 compared to the three months ended August 31, 2025
Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Three Months Ended (in millions)
	August 31, 2026	August 31, 2025	Change
Revenue by Segment
QNX	$80.3	$63.1	$17.2
Secure Communications	60.9	59.9	1.0
Licensing	22.1	6.6	15.5
	$163.3	$129.6	$33.7

% Revenue by Segment
QNX	49.2%	48.7%
Secure Communications	37.3%	46.2%
Licensing	13.5%	5.1%
	100.0%	100.0%
QNX
The increase in QNX revenue of $17.2 million was primarily due to an increase of $10.4 million in royalty revenue, an increase of $3.9 million in development license revenue and an increase of $2.6 million in professional services revenue.
The Company previously stated that it expected QNX revenue to be in the range of $70 million to $75 million in the second quarter of fiscal 2027. QNX revenue in the second quarter of fiscal 2027 was $80.3 million primarily due to stronger than expected royalty revenue.
The Company expects QNX revenue to be in the range of $82 million to $88 million in the third quarter of fiscal 2027. The Company previously stated that it expected QNX revenue to be in the range of $295 million to $312 million in fiscal 2027 as a whole. The Company now expects QNX revenue to be in the range of $315 million to $325 million in fiscal 2027 as a whole, due to a strong first-half performance, including stronger than expected royalty revenue, as well as continued momentum across the business, supported by strong design win activity and demand for its products and services.
Secure Communications
The increase in Secure Communications revenue of $1.0 million was primarily due to an increase of $5.5 million in BlackBerry SecuSUITE product revenue, partially offset by a decrease of $3.3 million in BlackBerry UEM product revenue and a decrease of $1.3 million in professional services revenue.

The Company previously stated that it expected Secure Communications revenue to be in the range of $57 million to $63 million in the second quarter of fiscal 2027. Secure Communications revenue in the second quarter of fiscal 2027 was $60.9 million.
The Company expects Secure Communications revenue to be in the range of $55 million to $60 million in the third quarter of fiscal 2027. The Company previously stated that it expected Secure Communications revenue to be in the range of $270 million to $280 million in fiscal 2027 as a whole. The Company now expects Secure Communications revenue to be in the range of $260 million to $270 million in fiscal 2027 as a whole due to a more cautious outlook for certain government opportunities in the second half of fiscal 2027.
Licensing
The increase in Licensing revenue of $15.5 million was primarily due to an increase in revenue from the Company’s intellectual property licensing arrangements.
The Company previously stated that it expected Licensing revenue to be approximately $10 million in the second quarter of fiscal 2027. Licensing revenue in the second quarter of fiscal 2027 was $22.1 million primarily due to a new intellectual property licensing arrangement entered into during the quarter and was higher than originally expected as the timing and amount of larger licensing transactions can vary from quarter to quarter.
The Company expects Licensing revenue to be approximately $6 million in the third and fourth quarters of fiscal 2027. The Company previously stated that it expected Licensing revenue to be approximately $29 million in fiscal 2027 as a whole. The Company now expects licensing revenue to be approximately $41 million in fiscal 2027 as a whole due to stronger than expected licensing revenue recognized in the first half of fiscal 2027.
Total BlackBerry Revenue
The Company previously stated that it expected total BlackBerry revenue to be approximately $137 million to $148 million in the second quarter of fiscal 2027. Total BlackBerry revenue was $163.3 million in the second quarter of fiscal 2027, better than expected due to an increase in revenue from QNX and Licensing due to the reasons discussed above in “Revenue by Segment”.
The Company expects total BlackBerry revenue to be in the range of $143 million to $154 million in the third quarter of fiscal 2027. The Company previously stated that it expected total BlackBerry revenue to be in the range of $594 million to $621 million in fiscal 2027 as a whole. The Company now expects total BlackBerry revenue to be in the range of $616 million to $636 million in fiscal 2027 as a whole, due to a strong first-half performance and changes to fiscal 2027 outlook for the business units due to the reasons noted above.
U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Three Months Ended (in millions)
	August 31, 2026	August 31, 2025	Change
Revenue by Geography
North America	$72.6	$62.3	$10.3
Europe, Middle East and Africa	58.3	39.9	18.4
Other regions	32.4	27.4	5.0
	$163.3	$129.6	$33.7

% Revenue by Geography
North America	44.5%	48.1%
Europe, Middle East and Africa	35.7%	30.8%
Other regions	19.8%	21.1%
	100.0%	100.0%

North America Revenue
The increase in North America revenue of $10.3 million was primarily due to an increase of $15.5 million in Licensing revenue, partially offset by a decrease of $4.5 million in BlackBerry UEM product revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $18.4 million was primarily due to an increase of $8.0 million in QNX royalty revenue, an increase of $5.4 million relating to BlackBerry SecuSUITE product revenue, an increase of $3.4 million in QNX development license revenue and an increase of $1.3 million in BlackBerry UEM product revenue.
Other Regions Revenue
The increase in Other regions revenue of $5.0 million was primarily due to an increase of $3.3 million in QNX royalty revenue and an increase of $2.0 million in QNX development license revenue, partially offset by a decrease of $0.6 million in professional services revenue.
Gross Margin
Consolidated Gross Margin
Consolidated gross margin increased by $30.5 million to approximately $127.1 million in the second quarter of fiscal 2027 (second quarter of fiscal 2026 - $96.6 million). The increase was primarily due to an increase in revenue from QNX and Licensing due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most software and services products and for intellectual property licensing arrangements does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 3.3% to approximately 77.8% of consolidated revenue in the second quarter of fiscal 2027 (second quarter of fiscal 2026 -74.5%). The increase was primarily due to a change in mix, specifically higher relative gross margin contributions from Licensing and QNX, partially offset by a decrease in gross margin contributions from BlackBerry SecuSUITE software licenses.
Adjusted Gross Margin and Adjusted EBITDA by Segment
See “Second Quarter Fiscal 2027 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Three Months Ended (in millions)
	QNX			Secure Communications			Licensing
	August 31,		Change	August 31,		Change	August 31,		Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$80.3	$63.1	$17.2	$60.9	$59.9	$1.0	$22.1	$6.6	$15.5
Segment cost of sales	10.6	10.7	(0.1)	23.5	20.2	3.3	1.5	1.5	—
Segment adjusted gross margin	$69.7	$52.4	$17.3	$37.4	$39.7	$(2.3)	$20.6	$5.1	$15.5
Segment adjusted gross margin %	87%	83%	4%	61%	66%	(5)%	93%	77%	16%
Segment research and development	19.6	13.0	6.6	11.8	11.0	0.8	—	—	—
Segment sales and marketing	12.4	10.7	1.7	11.1	12.1	(1.0)	—	—	—
Segment general and administrative	8.7	8.2	0.5	6.6	6.9	(0.3)	2.1	0.9	1.2
Less amortization included in segment cost of sales	—	—	—	0.1	—	0.1	1.5	1.4	0.1
Segment adjusted EBITDA	$29.0	$20.5	$8.5	$8.0	$9.7	$(1.7)	$20.0	$5.6	$14.4

QNX
The increase in QNX segment adjusted gross margin of $17.3 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The increase in QNX segment adjusted gross margin percentage of 4% was primarily due to a change in mix, specifically an increased gross margin contribution from royalty revenue.
The increase in QNX segment adjusted EBITDA of $8.5 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by the absence of benefits from claims filed by QNX with the Ministry of Innovation, Science and Economic Development Canada relating to its Strategic Innovation Fund (“SIF”) filed in the prior year period and an increase in salaries and benefits costs.
The Company previously stated that it expected QNX segment adjusted EBITDA to be in the range of $16 million to $21 million in the second quarter of fiscal 2027. QNX segment adjusted EBITDA was $29.0 million in the second quarter of fiscal 2027 due to revenue exceeding previously provided guidance for the reasons described above in “Revenue by Segment”.
The Company expects QNX segment adjusted EBITDA to be in the range of $27 million to $32 million in the third quarter of fiscal 2027. The Company previously stated that it expected QNX segment adjusted EBITDA to be in the range of $74 million to $86 million in fiscal 2027 as a whole. The Company now expects QNX segment adjusted EBITDA to be in the range of $95 million to $105 million in fiscal 2027 as a whole due to the reasons described above in “Revenue by Segment”.
Secure Communications
The decrease in Secure Communications segment adjusted gross margin of $2.3 million was primarily due to an increase in cost of sales related to BlackBerry SecuSUITE hardware devices, partially offset by an increase in revenue due to the reasons discussed above in “Revenue by Segment”.
The decrease in Secure Communications segment adjusted gross margin percentage of 5% was primarily due to a change in mix, specifically a higher proportion of revenue from BlackBerry SecuSUITE hardware devices, which have a lower relative gross margin percentage.
The decrease in Secure Communications segment adjusted EBITDA of $1.7 million was primarily due to a decrease in segment adjusted gross margin due to the reasons discussed above, partially offset by a decrease in facilities cost.
The Company previously stated that it expected Secure Communications segment adjusted EBITDA to be in the range of $5 million to $10 million in the second quarter of fiscal 2027. Secure Communications segment adjusted EBITDA was $8.0 million in the second quarter of fiscal 2027.
The Company expects Secure Communications segment adjusted EBITDA to be in the range of $6 million to $10 million in the third quarter of fiscal 2027. The Company previously stated that it expected Secure Communications adjusted EBITDA to be in the range of $57 million to $65 million in fiscal 2027 as a whole. The Company now expects Secure Communications segment adjusted EBITDA to be in the range of $50 million to $58 million in fiscal 2027 as a whole due to the reasons described above in “Revenue by Segment”.
Licensing
The increase in Licensing segment adjusted gross margin of $15.5 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The increase in Licensing segment adjusted gross margin percentage of 16% was due to the same reasons discussed above.
The increase in Licensing segment adjusted EBITDA of $14.4 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in legal costs.
The Company previously stated that it expected Licensing segment adjusted EBITDA to be approximately $9 million in the second quarter of fiscal 2027. Licensing segment adjusted EBITDA was $20.0 million in the second quarter of fiscal 2027 due to revenue exceeding previously provided guidance for the reasons described above in “Revenue by Segment”.
The Company expects the Licensing segment adjusted EBITDA to be approximately $5 million in the third and fourth quarters of fiscal 2027. The Company previously stated that it expected Licensing segment adjusted EBITDA to be approximately $25 million in fiscal 2027 as a whole. The Company now expects Licensing segment adjusted EBITDA to be approximately $36 million in fiscal 2027 as a whole for the reason described above in “Revenue by Segment”.

Operating Expenses
The table below presents a comparison of research and development, sales and marketing, and general and administrative expenses, amortization, and impairment of long-lived assets for the quarter ended August 31, 2026, compared to the quarter ended August 31, 2025.

	For the Three Months Ended (in millions)
	August 31, 2026	August 31, 2025	Change
Revenue	$163.3	$129.6	$33.7
Operating expenses
Research and development	33.2	25.6	7.6
Sales and marketing	25.3	24.4	0.9
General and administrative	31.8	31.5	0.3
Amortization	2.5	3.1	(0.6)
Impairment of long-lived assets	0.7	0.5	0.2
Total	$93.5	$85.1	$8.4

Operating Expenses as % of Revenue
Research and development	20.3%	19.8%
Sales and marketing	15.5%	18.8%
General and administrative	19.5%	24.3%
Amortization	1.5%	2.4%
Impairment of long-lived assets	0.4%	0.4%
Total	57.3%	65.7%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the three months ended August 31, 2026 and August 31, 2025.
U.S. GAAP Operating Expenses
Operating expenses increased by $8.4 million year-over-year, or 9.9%, in the second quarter of fiscal 2027, compared to the second quarter of fiscal 2026 primarily due to the absence of $3.8 million of SIF claim benefits recognized in the prior-year period, an increase of $2.6 million in variable incentive plan costs, an increase of $2.3 million in legal costs and an increase of $1.7 million in salaries and benefits costs, partially offset by a decrease of $1.3 million in deferred share unit costs and a decrease of $0.8 million in consulting costs.
Adjusted Operating Expenses
Adjusted operating expenses increased by $10.0 million year-over-year, or 13.4%, to $84.8 million in the second quarter of fiscal 2027, compared to $74.8 million in the second quarter of fiscal 2026. The increase was primarily due to the absence of $3.8 million of SIF claim benefits recognized in the prior-year period, an increase of $2.6 million in variable incentive plan costs, an increase of $2.4 million in legal costs and an increase of $1.7 million in salaries and benefits costs, partially offset by a decrease of $0.8 million in consulting costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits costs for technical personnel, new product development costs, travel expenses, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $7.6 million, or 29.7%, in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026 primarily due to the absence of $3.8 million of SIF claim benefits recognized in the prior-year period, an increase of $1.7 million in salaries and benefits costs and an increase of $1.5 million in variable incentive plan costs.
Adjusted research and development expenses increased by $7.4 million, or 30.6%, to $31.6 million in the second quarter of fiscal 2027 compared to $24.2 million in the second quarter of fiscal 2026, primarily due to the same reasons described above on a U.S. GAAP basis.

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses increased by $0.9 million, or 3.7%, in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026, primarily due to an increase of $0.8 million in salaries and benefits costs and an increase of $0.4 million in marketing costs, partially offset by a decrease of $0.5 million in consulting costs.
Adjusted sales and marketing expenses increased by $0.8 million, or 3.5%, to $23.9 million in the second quarter of fiscal 2027 compared to $23.1 million in the second quarter of fiscal 2026, primarily due to the same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses increased by $0.3 million, or 1.0%, in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026. The increase was primarily due to an increase of $2.4 million in legal costs, an increase of $1.2 million in stock compensation expenses and an increase of $0.8 million in variable incentive plan costs, partially offset by a decrease of $1.3 million in deferred share unit costs, a decrease of $0.9 million in salaries and benefits costs, a decrease of $0.7 million in restructuring costs and a decrease of $0.6 million in infrastructure costs.
Adjusted general and administrative expenses increased by $1.3 million, or 5.1%, to $26.8 million in the second quarter of fiscal 2027 compared to $25.5 million in the second quarter of fiscal 2026. The increase was primarily due to an increase of $2.4 million in legal costs and an increase of $0.8 million in variable incentive plan costs, partially offset by a decrease of $0.9 million in salaries and benefits costs and a decrease of $0.6 million in infrastructure costs.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the quarter ended August 31, 2026 compared to the quarter ended August 31, 2025. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Three Months Ended (in millions)
	Included in Operating Expenses
	August 31, 2026	August 31, 2025	Change
Property, plant and equipment	$1.6	$1.2	$0.4
Intangible assets	0.9	1.9	(1.0)
Total	$2.5	$3.1	$(0.6)

	Included in Cost of Sales
	August 31, 2026	August 31, 2025	Change
Property, plant and equipment	$0.1	$—	$0.1
Intangible assets	1.5	1.5	—
Total	$1.6	$1.5	$0.1
Amortization included in Operating Expenses
The decrease in amortization expense included in operating expenses of $0.6 million was primarily due to the lower cost base of assets.
Adjusted amortization expense increased by $0.5 million to $2.5 million in the second quarter of fiscal 2027 compared to $2.0 million in the second quarter of fiscal 2026.
Amortization included in Cost of Sales
The increase in amortization expense relating to certain property, plant and equipment and certain intangible assets in the Company’s licensing operations was $0.1 million in the second quarter of fiscal 2027.

Investment Income, Net
Investment income, net, which includes the interest expense from the Notes, was $1.6 million in the second quarter of fiscal 2027 and decreased by $0.3 million from investment income, net of $1.9 million in the second quarter of fiscal 2026. The decrease in investment income, net is primarily due to a lower return on cash and investments.
Income Taxes
For the second quarter of fiscal 2027, the Company’s net effective income tax expense rate was approximately 4% (second quarter of fiscal 2026 - net effective income tax expense rate of approximately 1%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. A future release of a significant portion of the Company’s valuation allowance of $1,512.8 million would result in the recognition of deferred tax assets in the consolidated balance sheets and a material non-cash income tax benefit, which could materially impact income tax expense in the period of release. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income
The Company’s net income for the second quarter of fiscal 2027 was $33.9 million, or $0.06 basic earnings per share and $0.05 diluted earnings per share on a U.S. GAAP basis (second quarter of fiscal 2026 - net income of $13.3 million, or $0.02 basic and diluted earnings per share). The period over period change of $20.6 million was primarily due to an increase in revenue, as described above in “Revenue by Segment” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by an increase in operating expenses, as described above in “Operating Expenses”.
Adjusted net income was $43.2 million in the second quarter of fiscal 2027, or $0.07 adjusted basic earnings per share (second quarter of fiscal 2026 - adjusted net income of $24.2 million, or $0.04 adjusted basic earnings per share). The increase in adjusted net income of $19.0 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The Company previously stated that it expected adjusted EBITDA to be in the range of $20 million to $30 million in the second quarter of fiscal 2027. Adjusted EBITDA was $47.0 million in the second quarter of fiscal 2027 primarily due to QNX and Licensing exceeding the top end of their expected adjusted EBITDA range as discussed above in “Adjusted Gross Margin and Adjusted EBITDA by Segment”.
The Company previously stated that it expected non-GAAP EPS to be in the range of $0.03 to $0.04 in the second quarter of fiscal 2027. Non-GAAP EPS was $0.07 in the second quarter of fiscal 2027 primarily due to QNX and Licensing exceeding the top end of their expected adjusted EBITDA range as discussed above in “Adjusted Gross Margin and Adjusted EBITDA by Segment”.
The Company previously stated that it expected operating cash flow to be in the range of breakeven to $10 million in the second quarter of fiscal 2027. Operating cash flow was $29.3 million in the second quarter of fiscal 2027 due to better-than-expected Licensing revenue as described above in “Revenue by Segment” and the resolution of certain income tax filings.
The Company expects adjusted EBITDA to be in the range of $28 million to $37 million in the third quarter of fiscal 2027. The Company previously stated that it expected adjusted EBITDA to be in the range of $119 million to $139 million in fiscal 2027 as a whole. The Company now expects adjusted EBITDA to be in the range of $141 million to $158 million in fiscal 2027 as a whole due to the reasons discussed above in “Revenue by Segment”.
The Company expects non-GAAP EPS to be in the range of $0.04 per share to $0.05 per share in the third quarter of fiscal 2027. The Company previously stated that it expected non-GAAP EPS to be in the range of $0.16 to $0.20 in fiscal 2027 as a whole. The Company now expects non-GAAP EPS to be in the range of $0.19 to $0.22 in fiscal 2027 as a whole for the reasons discussed above in “Adjusted Gross Margin and Adjusted EBITDA by Segment”.
The Company expects operating cash flow to be in the range of $20 million to $30 million in the third quarter of fiscal 2027. The Company previously stated that it expected operating cash flow to be approximately $100 million in fiscal 2027 as a whole. The Company now expects operating cash flow to be approximately $115 million in fiscal 2027 as a whole primarily due to stronger than expected revenue recognized in the first half of fiscal 2027.
The Company does not provide a reconciliation of expected adjusted EBITDA and expected non-GAAP basic EPS for the third quarter of fiscal year 2027, and for fiscal 2027 as a whole, to the most directly comparable expected GAAP measures because it is unable to predict with reasonable certainty, among other things, restructuring charges, impairment charges and DSU revaluation adjustment and, accordingly, a reconciliation is not available without unreasonable effort. These items are uncertain, depend on various factors, and could have a material impact on GAAP reported results for the guidance period.
The weighted average number of shares outstanding was 586.6 million common shares for basic earnings per share and 649.7 million common shares for diluted earnings per share for the second quarter of fiscal 2027 (second quarter of fiscal 2026 - 592.9 million common shares for basic earnings per share and 597.4 million common shares for diluted earnings per share).
Results of Operations - Six months ended August 31, 2026 compared to the six months ended August 31, 2025
The following section sets forth certain consolidated statements of operations data for the six months ended August 31, 2026 and August 31, 2025:

	For the Six Months Ended
	(in millions, except for share and per share amounts)
	August 31, 2026	August 31, 2025	Change
Revenue	$316.2	$251.3	$64.9
Gross margin	246.8	186.9	59.9
Operating expenses	197.9	173.4	24.5
Investment income, net	2.7	4.8	(2.1)
Income before income taxes	51.6	18.3	33.3
Provision for income taxes	9.2	3.1	6.1
Net income	$42.4	$15.2	$27.2
Earnings per share - reported
Basic	$0.07	$0.03	$0.04
Diluted	$0.07	$0.03	$0.04

Weighted-average number of shares outstanding (000’s)
Basic	586,684	594,624
Diluted (1)	647,541	598,697
______________________________
(1)Diluted earnings per share on a U.S. GAAP basis for the first six months of fiscal 2027 includes the dilutive effect of the Notes (as defined in “Financial Condition - Debt Financing and Other Funding Sources”). Diluted earnings per share on a U.S. GAAP basis for the first six months of fiscal 2027 and fiscal 2026 includes the dilutive effect of stock-based compensation. See Note 7 to the Consolidated Financial Statements for the Company’s calculation of the diluted weighted average number of shares outstanding.

Revenue
Revenue by Segment
Comparative breakdowns of revenue by segment are set forth below.

	For the Six Months Ended
	(in millions)
	August 31, 2026	August 31, 2025	Change
Revenue by Segment
QNX	$152.6	$120.6	$32.0
Secure Communications	134.5	119.4	15.1
Licensing	29.1	11.3	17.8
	$316.2	$251.3	$64.9

% Revenue by Segment
QNX	48.3%	48.0%
Secure Communications	42.5%	47.5%
Licensing	9.2%	4.5%
	100.0%	100.0%
QNX
The increase in QNX revenue of $32.0 million was primarily due to an increase of $14.6 million in royalty revenue, an increase of $11.4 million in development license revenue, an increase of $3.8 million in professional services revenue and an increase of $1.7 million in BlackBerry Radar revenue.
Secure Communications
The increase in Secure Communications revenue of $15.1 million was primarily due to an increase of $20.7 million in BlackBerry SecuSUITE product revenue, partially offset by a decrease of $3.6 million in BlackBerry UEM license revenue and a decrease of $0.8 million in professional services.
Licensing
The increase in Licensing revenue of $17.8 million was primarily due to an increase in revenue from the Company’s intellectual property licensing arrangements.

U.S. GAAP Revenue by Geography
Comparative breakdowns of the geographic regions on a U.S. GAAP basis are set forth in the following table:

	For the Six Months Ended
	(in millions)
	August 31, 2026	August 31, 2025	Change
Revenue by Geography
North America	$146.4	$117.1	$29.3
Europe, Middle East and Africa	102.8	82.4	20.4
Other regions	67.0	51.8	15.2
	$316.2	$251.3	$64.9

% Revenue by Geography
North America	46.3%	46.6%
Europe, Middle East and Africa	32.5%	32.8%
Other regions	21.2%	20.6%
	100.0%	100.0%
North America Revenue
The increase in North America revenue of $29.3 million was primarily due to an increase of $18.1 million in BlackBerry SecuSUITE product revenue, an increase of $17.8 million in Licensing revenue, partially offset by a decrease of $6.6 million in BlackBerry UEM revenue.
Europe, Middle East and Africa Revenue
The increase in Europe, Middle East and Africa revenue of $20.4 million was primarily due to an increase of $8.3 million in QNX royalty revenue, an increase of $4.2 million in BlackBerry SecuSUITE product revenue, an increase of $4.1 million in QNX development license revenue and an increase of $3.2 million in BlackBerry UEM revenue.
Other Regions Revenue
The increase in other regions of $15.2 million was primarily due to an increase of $9.3 million in QNX development license revenue and an increase of $7.0 million in QNX royalty revenue, partially offset by a decrease of $0.9 million in professional services revenue.
Consolidated Gross Margin
Consolidated gross margin increased by $59.9 million to approximately $246.8 million in the first six months of fiscal 2027 (first six months of fiscal 2026 - $186.9 million). The increase was primarily due to an increase in revenue from QNX, BlackBerry SecuSUITE product and Licensing due to the reasons discussed above in “Revenue by Segment”, as the cost of sales for most software, services products and licensing does not significantly fluctuate based on business volume.
Consolidated Gross Margin Percentage
Consolidated gross margin percentage increased by 3.7%, to approximately 78.1% of consolidated revenue in the first six months of fiscal 2027 (first six months of fiscal 2026 - 74.4%). The increase was primarily due to a change in mix, specifically a higher relative gross margin contribution from QNX and Licensing, partially offset by a lower gross margin contribution from BlackBerry AtHoc.

Adjusted Gross Margin and Adjusted EBITDA by Segment
See “Business Overview” and “Second Quarter Fiscal 2027 Summary Results of Operations” for information about the Company’s operating segments and the basis of operating segment results.

	For the Six Months Ended
	(in millions)
	QNX			Secure Communications			Licensing
	August 31,		Change	August 31,		Change	August 31,		Change
	2026	2025		2026	2025		2026	2025
Segment revenue	$152.6	$120.6	$32.0	$134.5	$119.4	$15.1	$29.1	$11.3	$17.8
Segment cost of sales	21.0	21.9	(0.9)	44.3	38.3	6.0	3.0	3.1	(0.1)
Segment adjusted gross margin	$131.6	$98.7	$32.9	$90.2	$81.1	$9.1	$26.1	$8.2	$17.9
Segment adjusted gross margin %	86%	82%	4%	67%	68%	(1%)	90%	73%	17%
Segment research and development	38.5	25.3	13.2	24.4	22.2	2.2	—	—	—
Segment sales and marketing	28.0	23.9	4.1	23.4	25.7	(2.3)	—	—	—
Segment general and administrative	16.8	16.3	0.5	14.4	14.0	0.4	2.9	1.8	1.1
Less amortization included in segment cost of sales	—	—	—	0.2	0.1	0.1	3.0	3.0	—
Segment adjusted EBITDA	$48.3	$33.2	$15.1	$28.2	$19.3	$8.9	$26.2	$9.4	$16.8
QNX
The increase in QNX segment adjusted gross margin of $32.9 million was primarily due to the reasons discussed above in “Revenue by Segment” and a decrease in cost of sales related to BlackBerry Radar hardware devices.
The increase in QNX segment adjusted gross margin percentage of 4% was primarily due to the reasons discussed above.
The increase in QNX segment adjusted EBITDA of $15.1 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by the absence of SIF claim benefits recognized in the prior-year period and an increase in salaries and benefits costs.
Secure Communications
The increase in Secure Communications segment adjusted gross margin of $9.1 million was primarily due to the reasons discussed above in “Revenue by Segment”, partially offset by an increase in cost of sales related to BlackBerry SecuSUITE hardware devices.
The decrease in Secure Communications segment adjusted gross margin percentage of 1% was primarily due to a decrease in gross margin contribution from BlackBerry AtHoc.
The increase in Secure Communications segment adjusted EBITDA of $8.9 million was primarily due to the reasons discussed above.
Licensing
The increase in Licensing segment adjusted gross margin of $17.9 million was primarily due to the reasons discussed above in “Revenue by Segment”.
The increase in Licensing segment adjusted gross margin percentage of 17% was due to the same reasons discussed above.
The increase in Licensing segment adjusted EBITDA of $16.8 million was due to the same reasons discussed above, partially offset by an increase in legal costs.

Operating Expenses
The table below presents a comparison of research and development, sales and marketing, and general and administrative expenses, amortization, and impairment of long-lived assets for the six months ended August 31, 2026, compared to the six months ended August 31, 2025.

	For the Six Months Ended
	(in millions)
	August 31, 2026	August 31, 2025	Change
Revenue	$316.2	$251.3	$64.9
Operating expenses
Research and development	66.2	50.6	15.6
Sales and marketing	54.8	53.1	1.7
General and administrative	71.1	62.0	9.1
Amortization	5.0	7.1	(2.1)
Impairment of long-lived assets	0.8	0.6	0.2
Total	$197.9	$173.4	$24.5

Operating Expense as % of Revenue
Research and development	20.9%	20.1%
Sales and marketing	17.3%	21.1%
General and administrative	22.5%	24.7%
Amortization	1.6%	2.8%
Impairment of long-lived assets	0.3%	0.2%
Total	62.6%	69.0%
See “Non-GAAP Financial Measures” for a reconciliation of selected U.S. GAAP-based measures to adjusted measures for the six months ended August 31, 2026 and August 31, 2025.
U.S. GAAP Operating Expenses
Operating expenses increased by $24.5 million, or 14.1%, in the first six months of fiscal 2027, compared to the first six months of fiscal 2026. The increase was primarily due to an increase of $10.5 million in deferred share unit costs, the absence of $8.3 million of SIF claim benefits recognized in the prior-year period, an increase of $4.1 million in variable incentive plan costs and an increase of $4.0 million in legal costs, partially offset by a decrease of $3.3 million in restructuring costs.
Adjusted Operating Expenses
Adjusted operating expenses increased by $18.1 million, or 11.7%, to $172.8 million in the first six months of fiscal 2027, compared to $154.7 million in the first six months of fiscal 2026. The increase was primarily due to the absence of $8.3 million of SIF claim benefits recognized in the prior-year period, an increase of $4.1 million in variable incentive plan costs, an increase of $4.0 million in legal costs, an increase of $1.0 million in provision for expected credit losses and an increase of $0.9 million in salaries and benefits costs, partially offset by a decrease of $1.6 million in infrastructure costs.
Research and Development Expenses
Research and development expenses consist primarily of salaries and benefits for technical personnel, new product development costs, travel, office and building costs, infrastructure costs and other employee costs.
Research and development expenses increased by $15.6 million, or 30.8%, in the first six months of fiscal 2027, compared to the first six months of fiscal 2026. The increase was primarily due to the absence of $8.3 million of SIF claim benefits recognized in the prior-year period, an increase of $3.3 million in salaries and benefits costs, an increase of $2.4 million in variable incentive plan costs and an increase of $0.9 million in infrastructure costs.

Adjusted research and development expenses increased by $15.2 million, or 31.7%, to $63.1 million in the first six months of fiscal 2027, compared to $47.9 million in the first six months of fiscal 2026. The increase was primarily due to the same reasons described above on a U.S. GAAP basis.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of marketing, advertising and promotion, salaries and benefits, information technology costs and travel expenses.
Sales and marketing expenses increased by $1.7 million, or 3.2%, in the first six months of fiscal 2027 compared to the first six months of fiscal 2026. The increase was primarily due to an increase of $1.0 million in salaries and benefits costs, an increase of $0.5 million in marketing costs and an increase of $0.4 million in variable incentive plan costs.
Adjusted sales and marketing expenses increased by $1.9 million, or 3.8%, to $52.3 million in the first six months of fiscal 2027 compared to $50.4 million in the first six months of fiscal 2026. The increase was primarily due to the same reasons described above on a U.S. GAAP basis.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and benefits, external advisory fees, information technology costs, office and related staffing infrastructure costs.
General and administrative expenses increased by $9.1 million, or 14.7%, in the first six months of fiscal 2027 compared to the first six months of fiscal 2026. The increase was primarily due to an increase of $10.5 million in deferred share unit costs, an increase of $4.1 million in legal costs and an increase of $2.2 million in stock compensation expenses, partially offset by a decrease of $3.4 million in salaries and benefits costs and a decrease of $3.3 million in restructuring costs.
Adjusted general and administrative expenses increased by $0.3 million, or 0.6%, to $52.4 million in the first six months of fiscal 2027 compared to $52.1 million in the first six months of fiscal 2026. The increase was primarily due to an increase of $4.1 million in legal costs, partially offset by a decrease of $3.4 million in salaries and benefits costs.
Amortization Expense
The table below presents a comparison of amortization expense relating to property, plant and equipment and intangible assets recorded as amortization or cost of sales for the six months ended August 31, 2026 compared to the six months ended August 31, 2025. Intangible assets are comprised of patents, licenses and acquired technology.

	For the Six Months Ended
	(in millions)
	Included in Operating Expenses
	August 31, 2026	August 31, 2025	Change
Property, plant and equipment	$3.4	$2.6	$0.8
Intangible assets	1.6	4.5	(2.9)
Total	$5.0	$7.1	$(2.1)

	Included in Cost of Sales
	August 31, 2026	August 31, 2025	Change
Property, plant and equipment	$0.2	$0.1	$0.1
Intangible assets	3.0	3.1	(0.1)
Total	$3.2	$3.2	$—
Amortization included in Operating Expenses
The decrease in amortization expense included in operating expenses of $2.1 million was primarily due to the lower cost base of assets.
Adjusted amortization expense increased by $0.7 million to $5.0 million in the first six months of fiscal 2027 compared to $4.3 million in the first six months of fiscal 2026.

Amortization included in Cost of Sales
Amortization expense relating to certain property, plant and equipment and certain intangible assets employed in the Company’s service operations was $3.2 million in the first six months of fiscal 2027 and was consistent with the first six months of fiscal 2026.
Investment Income, Net
Investment income, net, which includes the interest expense from the Notes, was $2.7 million in the first six months of fiscal 2027 and decreased by $2.1 million from $4.8 million in the first six months of fiscal 2026. The decrease in investment income, net is primarily due to a decrease in interest income on significant financing components within certain revenue contracts with customers, an impairment on non-marketable equity investments without readily determinable fair value and a lower return on cash and investments.
Income Taxes
For the first six months of fiscal 2027, the Company’s net effective income tax expense rate was approximately 18% (first six months of fiscal 2026 - net effective income tax expense rate of approximately 17%). The Company’s net effective income tax rate reflects the change in unrecognized income tax benefits, if any, and the fact that the Company has a significant valuation allowance against its deferred tax assets; in particular, any change in loss carry forwards or research and development credits, amongst other items, was offset by a corresponding adjustment of the valuation allowance. A future release of a significant portion of the Company’s valuation allowance of $1,512.8 million would result in the recognition of deferred tax assets in the consolidated balance sheets and a material non-cash income tax benefit, which could materially impact income tax expense in the period of release. The Company’s net effective income tax rate also reflects the geographic mix of earnings in jurisdictions with different income tax rates.
Net Income
The Company’s net income for the first six months of fiscal 2027 was $42.4 million, or $0.07 basic and diluted earnings per share on a U.S. GAAP basis (first six months of fiscal 2026 - net income of $15.2 million, or $0.03 basic and diluted earnings per share). The period over period change of $27.2 million was primarily due to an increase in revenue, as described above in “Revenue by Segment” and an increase in gross margin percentage, as described above in “Consolidated Gross Margin Percentage”, partially offset by an increase in operating expenses, as described above in “Operating Expenses”.
Adjusted net income was $68.6 million in the first six months of fiscal 2027 or $0.12 adjusted basic earnings per share (first six months of fiscal 2026 - adjusted net income of $35.0 million, or $0.06 adjusted basic earnings per share). The increase in adjusted net income of $33.6 million was primarily due to the same reasons described above on a U.S. GAAP basis.
The weighted average number of shares outstanding was 586.7 million for basic earnings per share and 647.5 million for diluted earnings per share for the first six months of August 31, 2026. The weighted average number of shares outstanding was 594.6 million for basic earnings per share and 598.7 million for diluted earnings per share for the first six months of August 31, 2025. The weighted average number of shares outstanding includes the cumulative effects of share repurchases pursuant to the NCIB share buyback program during the first six months of August 31, 2026.
Common Shares Outstanding
On September 21, 2026, there were 587 million voting common shares, 18.9 million restricted share units and 1.9 million deferred share units outstanding. In addition, 51.5 million common shares are issuable upon conversion in full of the Notes, as described in Note 5 to the Consolidated Financial Statements.
The Company has not paid any cash dividends during the last three fiscal years.
Financial Condition
Liquidity and Capital Resources
Cash, cash equivalents, and investments increased by $14.7 million to $447.1 million as at August 31, 2026 from $432.4 million as at February 28, 2026, primarily due to cash generated from operating activities, partially offset by repurchases of common shares of $10.0 million pursuant to the 2025 NCIB share buyback program.

A comparative summary of cash, cash equivalents, and investments is set out below:

	As at (in millions)
	August 31, 2026	February 28, 2026	Change
Cash and cash equivalents	$266.2	$274.7	$(8.5)
Restricted cash equivalents	14.1	14.2	(0.1)
Short-term investments	111.3	85.2	26.1
Long-term investments (1)	55.5	58.3	(2.8)
Cash, cash equivalents, and investments	$447.1	$432.4	$14.7
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
The table below summarizes the current assets, current liabilities, and working capital of the Company:

	As at (in millions)
	August 31, 2026	February 28, 2026	Change
Current assets	$561.9	$568.2	$(6.3)
Current liabilities	236.5	268.1	(31.6)
Working capital	$325.4	$300.1	$25.3
Current Assets
The decrease in current assets of $6.3 million at the end of the second quarter of fiscal 2027 from the end of the fourth quarter of fiscal 2026 was primarily due to a decrease of $15.0 million in accounts receivable, net of allowance, a decrease of $8.5 million in cash and cash equivalents, a decrease of $5.7 million in other current assets, a decrease of $3.0 million in other receivables and a decrease of $0.2 million in income taxes receivable, partially offset by an increase of $26.1 million in short term investments.
At August 31, 2026, accounts receivable, net of allowance was $141.0 million, a decrease of $15.0 million from February 28, 2026. The decrease was primarily due to a decrease in days sales outstanding to 84 days at the end of the second quarter of fiscal 2027 from 88 days at the end of the fourth quarter of fiscal 2026, partially offset by higher revenue recognized over the three months ended August 31, 2026 compared to the three months ended February 28, 2026.
At August 31, 2026, other current assets were $36.5 million, a decrease of $5.7 million from February 28, 2026. The decrease was primarily due to a decrease of $2.5 million in prepaid inventory, a decrease of $2.3 million in prepaid professional services, a decrease of $1.6 million in deferred commissions and a decrease of $1.2 million in prepaid rent, partially offset by an increase of $3.3 million in prepaid software.
At August 31, 2026, other receivables were $4.5 million, a decrease of $3.0 million from February 28, 2026. The decrease was primarily due to the absence of $3.7 million of SIF claim benefits recognized in the prior-year period and a decrease of $1.8 million in indirect taxes receivable, partially offset by an increase of $2.3 million in proceeds receivable from the sale of a long-term investment.
At August 31, 2026, income taxes receivable were $2.4 million, a decrease of $0.2 million from February 28, 2026. The decrease was primarily due to tax refunds and changes in the quarterly tax provisions.
Current Liabilities
The decrease in current liabilities of $31.6 million at the end of the second quarter of 2027 from the end of the fourth quarter of fiscal 2026 was primarily due to a decrease of $21.9 million in deferred revenue, current, a decrease of $10.2 million in accrued liabilities and a decrease of $2.6 million in income taxes payable, partially offset by an increase of $3.1 million in accounts payable.
Deferred revenue, current was $116.6 million, which reflects a decrease of $21.9 million compared to February 28, 2026 that was attributable to a decrease of $9.5 million in deferred revenue, current related to BlackBerry UEM, a decrease of $8.5 million in deferred revenue, current related to BlackBerry AtHoc product revenue and a decrease of $5.2 million in deferred revenue, current related to QNX.

Accrued liabilities were $101.5 million at the end of the second quarter of 2027, reflecting a decrease of $10.2 million compared to February 28, 2026, which was primarily due to a decrease of $16.1 million in variable incentive plan accrual, a decrease of $4.2 million in restructuring cost accruals and a decrease of $3.3 million in sales incentive plan accrual, partially offset by an increase of $9.6 million in deferred share unit liability, an increase of $2.6 million in indirect taxes accruals and an increase of $1.2 million in audit fees accruals.
Income taxes payable were $9.8 million, reflecting a decrease of $2.6 million from February 28, 2026, which was primarily due to changes in the quarterly tax provision and tax payments.
Accounts payable were $8.6 million, reflecting an increase of $3.1 million from February 28, 2026, which was primarily due to the timing of payments.
Cash flows for the six months ended August 31, 2026 compared to the six months ended August 31, 2025 were as follows:

	For the Six Months Ended
	(in millions)
	August 31, 2026	August 31, 2025	Change
Net cash flows provided by (used in):
Operating activities	$33.9	$(14.1)	$48.0
Investing activities	(33.2)	52.8	(86.0)
Financing activities	(8.7)	(28.8)	20.1
Effect of foreign exchange gain (loss) on cash and cash equivalents	(0.6)	0.4	(1.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	$(8.6)	$10.3	$(18.9)
Operating Activities
The increase in net cash flows provided by operating activities of $48.0 million primarily reflects higher net income and the changes in working capital.
Investing Activities
During the six months ended August 31, 2026, cash flows used in investing activities were $33.2 million and included cash used in acquisition of short-term investments, net of the proceeds on sale or maturity of short-term investments transactions, in the amount of $26.1 million, acquisition of property, plant and equipment of $4.1 million and the acquisition of intangible assets of $3.0 million. For the same period in the prior fiscal year, cash flows provided by investing activities were $52.8 million and included cash provided by proceeds on sale or maturity of short-term and long-term investments transactions, net of acquisitions, in the amount of $57.1 million, offset by cash used in the acquisition of intangible assets of $2.6 million and the acquisition of property, plant and equipment $1.7 million.
Financing Activities
During the six months ended August 31, 2026, cash used in financing activities was $8.7 million, primarily due to repurchases of common shares of $10.0 million pursuant to the 2025 NCIB share buyback program, offset by $1.3 million in common shares issued under the employee share purchase plan.
During the six months ended August 31, 2026, the Company repurchased 2.6 million common shares at a cost of $10.0 million. See Note 6 to the Consolidated Financial Statements for further information on the Company’s 2025 NCIB share buyback program.
Debt Financing and Other Funding Sources
See Note 5 to the Consolidated Financial Statements for a description of the Company’s $200 million aggregate principal amount of 3.00% senior convertible unsecured notes issued in January 2024 (the “Notes”). The closing price of the Company’s common shares exceeded 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on June 30, 2026, permitting holders to convert their Notes for a period beginning July 1, 2026 and ending September 30, 2026. No holders converted their Notes during the three months ended August 31, 2026. Subsequent to the end of the quarter the contingent condition was again satisfied on September 16, 2026. Accordingly, the Notes will continue to be eligible for conversion, at the option of the holders, from October 1, 2026 through December 31, 2026. Upon receipt of a conversion request, the Company will settle its conversion obligation, at its election, in cash, common shares, or a combination of cash and common shares, in accordance with the terms and conditions set forth in the indenture.
The Company has $14.1 million in collateralized outstanding letters of credit in support of certain leasing arrangements entered into in the ordinary course of business. See Note 2 to the Consolidated Financial Statements for further information concerning the Company’s restricted cash equivalents.
Cash, cash equivalents, and investments were $447.1 million as at August 31, 2026. The Company’s management remains focused on maintaining appropriate cash balances, efficiently managing working capital balances and managing the liquidity needs of the business. Based on its current financial projections, the Company believes its financial resources, together with expected future operating cash generating and operating expense reduction activities, are sufficient to meet funding requirements for current financial commitments and future operating expenditures not yet committed, and should provide the necessary financial capacity for the foreseeable future.
Contractual and Other Obligations
The following table sets out aggregate information about the Company’s contractual and other obligations and the periods in which payments are due as at August 31, 2026:

	(in millions)
	Total	Short-term (next 12 months)	Long-term (>12 months)
Operating lease obligations	$38.9	$6.6	$32.3
Purchase obligations and commitments	55.1	55.1	—
Debt interest and principal payments	215.0	6.0	209.0
Total	$309.0	$67.7	$241.3
Total contractual and other obligations as at August 31, 2026 decreased by $8.1 million as compared to the February 28, 2026 balance of $317.1 million, which was attributable to a decrease in purchase obligations and commitments and a decrease in debt interest and principal payments, partially offset by an increase in operating lease obligations.
The Company does not have any material off-balance sheet arrangements.
Accounting Policies and Critical Accounting Estimates
There have been no changes to the Company’s accounting policies or critical accounting estimates from those described under “Accounting Policies and Critical Accounting Estimates” in the Annual MD&A with the exception of the below:
Revenue Recognition
Judgment is required to determine the fair value of non-cash consideration at contract inception. The Company engages an independent third-party valuation specialist to assist in this determination of the fair value of non-cash consideration.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is engaged in operating and financing activities that generate risk in three primary areas:
Foreign Exchange
The Company is exposed to foreign exchange risk as a result of transactions in currencies other than its functional currency, the U.S. dollar. The majority of the Company’s revenue in the second quarter of fiscal 2027 was transacted in U.S. dollars. Portions of the revenue were denominated in Canadian dollars, euros and British pounds. Expenses, consisting mainly of salaries and certain other operating costs, were incurred primarily in Canadian dollars, but were also incurred in U.S. dollars, euros and British pounds. At August 31, 2026, approximately 10% of cash and cash equivalents, 44% of accounts receivables and 71% of accounts payable were denominated in foreign currencies (February 28, 2026 – 15.0%, 22% and 46%, respectively). These foreign currencies primarily include the Canadian dollar, euro and British pound. As part of its risk management strategy, the Company maintains net monetary asset and/or liability balances in foreign currencies and engages in foreign currency hedging activities using derivative financial instruments, including currency forward contracts and currency options. The Company does not use derivative instruments for speculative purposes. If overall foreign currency exchange rates to the U.S. dollar uniformly weakened or strengthened by 10% related to the Company’s net monetary asset or liability balances in foreign currencies at August 31, 2026 (after hedging activities), the impact to the Company would be immaterial.
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
Credit and Customer Concentration
The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each new customer. The Company establishes an allowance for credit losses (“ACL”) that corresponds to the specific credit risk of its customers, historical trends and economic circumstances. The ACL as at August 31, 2026 was $3.5 million (February 28, 2026 - $3.4 million). There were three customers that comprised more than 10% of accounts receivable as at August 31, 2026 (February 28, 2026 - two customers that comprised more than 10%). During the second quarter of fiscal 2027, the percentage of the Company’s receivable balance that was past due increased by 3.1% compared to the fourth quarter of fiscal 2026. Although the Company actively monitors and attempts to collect on its receivables as they become due, the risk of further delays or challenges in obtaining timely payments of receivables from resellers and other distribution partners exists. The occurrence of such delays or challenges in obtaining timely payments could negatively impact the Company’s liquidity and financial condition. There were two customers that each comprised 10% of the Company’s revenue during the three months ended August 31, 2026. There were no customers that comprised more than 10% of the Company’s revenue during the six months ended August 31, 2026 (three and six months ended August 31, 2025 - no customer that comprised more than 10% of the Company’s revenue and one customer that comprised 11% of the Company’s revenue, respectively).
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
ITEM 4. CONTROLS AND PROCEDURES
As of August 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended August 31, 2026, no changes were made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9 to the Consolidated Financial Statements for information regarding certain legal proceedings in which the Company is involved.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2026 - June 30, 2026	0	N/A	0	26,785,714
July 1, 2026 - July 31, 2026	0	N/A	0	26,785,714
August 1, 2026 - August 31, 2026	0	N/A	0	26,785,714
______________________________
(1) On May 8, 2026, the Company announced the renewal of its NCIB (the “2026 NCIB”) share buyback program, which was approved by the TSX. The 2026 NCIB share buyback program allows for the repurchase of up to 26,785,714 of the Company’s common shares. The 2026 NCIB share buyback program commenced on May 12, 2026, and will expire on May 11, 2027. During the three months ended August 31, 2026, no shares were repurchased under the 2026 NCIB share buyback program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended August 31, 2026, none of the officers or directors of the Company adopted or terminated trading arrangements for the purchase or sale of the Company’s common shares.
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

BLACKBERRY LIMITED

Date: September 24, 2026	By:	/s/ John Giamatteo
	Name:	John Giamatteo
	Title:	Chief Executive Officer

	By:	/s/ Tim Foote
	Name:	Tim Foote
	Title:	Chief Financial Officer